Form 10-K
period 1993-12-31
MIDLAND CO
filed 1994-03-29
CIK 66025

THE MIDLAND COMPANY











				Annual Report

				on Form 10-K

				   to the

		     Securities and Exchange Commission

				  for the

		       Year Ended December 31, 1993










		       SECURITIES AND EXCHANGE COMMISSION

			     WASHINGTON, D.C. 20549

				   FORM 10-K

				 ANNUAL REPORT


		       Pursuant to Section 13 or 15(d) of
		      the Securities Exchange Act of 1934


		  For the Fiscal Year Ended December 31, 1993

		       Commission File Number  - 1-6026


			     THE MIDLAND COMPANY

			     Incorporated in Ohio

		I.R.S. Employer Identification No. 31-0742526

			     537 E. Pete Rose Way
			    Cincinnati, Ohio 45202

			     Tel. (513) 721-3777

Securities registered pursuant to Section 12(b) of the Act:

	Common stock - no par value.          -          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

	None.

	Indicate by check mark whether the registrant (1) has filed all other reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.

	Yes  X  .  No     .

	The aggregate market value of the voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant as of March 4, 1994 was $119,963,000.

	Number of shares of common stock outstanding as of March 4, 1994-
2,999,081.

		      Documents Incorporated By Reference

	Annual Report to Shareholders for the year ended December 31, 1993 is incorporated by reference into Parts I, II and IV.

	Registrant's Proxy Statement dated March 18, 1994 is incorporated by reference into Parts III and IV.



			      THE MIDLAND COMPANY

				   FORM 10-K

			       DECEMBER 31, 1993


				     PART I

ITEM  1.  Business.
	  Incorporated by reference in pages 2 through 11 and 26 of the Registrant's 1993 Annual Report to Shareholders. The number of persons employed by the Registrant was approximately 980 at December 31, 1993.

ITEM  2.  Properties.
	  Incorporated by reference in pages 2 through 11 of the Registrant's 1993 Annual Report to Shareholders.

ITEM  3.  Legal Proceedings.
	  None other than ordinary routine litigation incidental to the business of the Company and its subsidiaries.

ITEM  4.  Submission of Matters to a Vote of Security Holders.
	  None during the fourth quarter.

				    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters. Incorporated by reference to pages 25 and 26 (Note 13), and 28 and 29 of the Registrant's 1993 Annual Report to Shareholders.

ITEM  6.  Selected Financial Data.
	  Incorporated by reference to page 13 of the Registrant's 1993 Annual Report to Shareholders.

ITEM 7. Management's Discussion And Analysis of Financial Condition And Results of Operations.
	  Incorporated by reference to pages 14 and 15 of the Registrant's 1993 Annual Report to Shareholders.

ITEM  8.  Financial Statements and Supplementary Data.
	  Incorporated by reference to pages 16 through 28 of the Registrant's 1993 Annual Report to Shareholders.

ITEM  9.  Disagreements on Accounting and Financial Disclosures.
	  None.

				   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.
	  Incorporated by reference to the Registrant's Proxy Statement dated March 18, 1994.



			      PART III (Continued)

	  Executive Officers Of The Company-

	  J. P. Hayden, Jr.       -  Age 64  -   Chairman and Chief Executive
						   Officer
	  Michael J. Conaton      -  Age 60  -   President and Chief Operating
						   Officer
	  John R. LaBar           -  Age 62  -   Vice President and Secretary
	  Robert W. Hayden        -  Age 55  -   Vice President
	  John I. Von Lehman      -  Age 41  -   Vice President, Treasurer
						   and Chief Financial Officer
	  Thomas J. Rohs          -  Age 52  -   Vice President
	  J. P. Hayden III        -  Age 41  -   Vice President
	  John W. Hayden          -  Age 36  -   Vice President
	  Robert N. Thornbladh    -  Age 41  -   Vice President
	  Michael L. Flowers      -  Age 42  -   Vice President, Assistant
						   Secretary and Chief
						   In-House Counsel

	  J. P. Hayden, Jr. and Robert W. Hayden are brothers. J. P. Hayden, III and John W. Hayden are sons of J. P. Hayden, Jr.

	  During 1988, Michael J. Conaton was elected President and Chief Operating Officer (formerly Executive Vice President and Chief Financial Officer).

	  During 1988, John I. Von Lehman was elected Vice President and Chief Financial Officer and retained the title of Treasurer (formerly Treasurer and Chief Accounting Officer).

	  During 1990, Robert N. Thornbladh joined the Company as Vice President. He was formerly employed by Nutmeg Industries.

	  During 1991, Michael L. Flowers (formerly Assistant Secretary) was elected Vice President.

	  The officers listed above have served in the positions indicated for the past five years (except as noted above).

ITEM 11.  Executive Compensation.
	  Incorporated by reference to the Registrant's Proxy Statement dated March 18, 1994.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant's Proxy Statement dated March 18, 1994.

ITEM 13.  Certain Relationships and Related Transactions.
	  Incorporated by reference to the Registrant's Proxy Statement dated March 18, 1994.

				    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	  (a)  1.  Financial Statements.
		   Incorporated by reference in Part II of this report:


			      PART IV (Continued)

		   Data pertaining to The Midland Company and Subsidiaries -
		     Report of Independent Public Accountants.
		     Consolidated Balance Sheets, December 31, 1993 and 1992. Consolidated Statements of Income and Retained Earnings for
		       the Years Ended December 31, 1993, 1992 and 1991.
		     Consolidated Statements of Cash Flows for the Years Ended
		       December 31, 1993, 1992 and 1991.
		     Notes to Consolidated Financial Statements.

	  (a)  2.  Financial Statement Schedules.
		   Included in Part IV of this report:
		     Data pertaining to The Midland Company
		       and Subsidiaries -                                   Page

		     Independent Auditors' Consent and Report
		       on Schedules                                           7
		     Schedule I - Marketable Securities - Other
		       Investments, December  31, 1993                        8
		     Schedule V - Property, Plant and Equipment
		       for the Years Ended December 31, 1993,
		       1992 and 1991                                          9
		     Schedule VI - Accumulated Depreciation and
		       Amortization of Property, Plant and Equipment
		       for the Years Ended December 31, 1993, 1992
		       and 1991                                              10
		     Schedule VIII - Allowance for Losses for the
		       Years Ended December 31, 1993, 1992 and 1991          11
		     Schedule IX - Short-Term Borrowings for the Years
		       Ended December 31, 1993, 1992 and 1991                12
		     Schedule X - Supplementary Income Statement
		       Information for the Years Ended
		       December 31, 1993, 1992 and 1991                      13

		       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	  (a)  3.  Exhibits.
	       3.  Articles of Incorporation and By-Laws - Filed as
		   Exhibit 3 to the Registrant's 1980 Annual Report on
		   Form 10-K, and incorporated herein by reference.
	      10. A description of the Company's Stock Option Plan and Profit Sharing Plan - Incorporated by reference to the Registrant's Proxy Statement dated March 18, 1994.
	      11.  Computation of Consolidated Net Income Per Share for the
		   years ended December 31, 1993, 1992 and 1991
	      13.  Annual Report to security holders - Incorporated by
		   reference to the Registrant's 1993 Annual Report
		   to Shareholders
	      21.  Subsidiaries of the Registrant
	      22. Registrant's Proxy Statement dated - Incorporated by reference to the Registrant's Proxy Statement dated March 18, 1994.

	  (b)      Reports on Form 8-K.
	      None.










				  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

					      THE MIDLAND COMPANY

	      Signature                   Title                      Date

	S/ George R. Baker          Director                     March 3, 1994
	(George R. Baker)

	S/ James H. Carey           Director and Member          March 3, 1994
	(James H. Carey)              of Audit Committee

	S/ Michael J. Conaton       President, Chief Operating   March 3, 1994
	(Michael J. Conaton)          Officer and Director

	S/ J. P. Hayden, Jr.        Chairman, Chief Executive    March 3, 1994
	(J. P. Hayden, Jr.)           Officer and Director

	S/ J. P. Hayden, III        Vice President and Director  March 3, 1994
	(J. P. Hayden, III)

	S/ John W. Hayden           Vice President and Director  March 3, 1994
	(John W. Hayden)

	S/ Robert W. Hayden         Vice President and Director  March 3, 1994
	(Robert W. Hayden)

	S/ William J. Keating       Director                     March 3, 1994
	(William J. Keating)

	S/ William McD. Kite        Director                     March 3, 1994
	(William McD. Kite)

	S/ John R. LaBar            Vice President, Secretary    March 3, 1994
	(John R. LaBar)               and Director

	S/ John M. O'Mara           Director and Member          March 3, 1994
	(John M. O'Mara)              of Audit Committee

	S/ John R. Orther           Director and Member          March 3, 1994
	(John R. Orther)              of Audit Committee

	S/ William F. Plettner      Director                     March 3, 1994
	(William F. Plettner)

	S/ Glenn E. Schembechler    Director and Member          March 3, 1994
	(Glenn E. Schembechler)       of Audit Committee

	S/ John I. Von Lehman       Vice President, Treasurer,   March 3, 1994
	(John I. Von Lehman)          Chief Financial Officer,
				      Chief Accounting Officer
				      and Director











				  SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					    THE MIDLAND COMPANY

	Signature                       Title                        Date


S/ J. P. Hayden, Jr.           Chairman and Chief Executive      March 3, 1994
      (J. P. Hayden, Jr.)        Officer


S/ John I. Von Lehman          Vice President, Treasurer,        March 3, 1994
     (John I. Von Lehman)        Chief Financial Officer and
				 Chief Accounting Officer























	     INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES
	     -----------------------------------------------------




To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statement No. 33-48511 of The Midland Company on Form S-8 of our report dated February 10, 1994, incorporated by reference in this Annual Report on Form 10-K and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 1993.

Our audits of the consolidated financial statements referred to in our aforementioned report also included the financial statement schedules of The Midland Company and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.











March 14, 1994














								   SCHEDULE  I


			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
	   SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
			     DECEMBER 31, 1993


				     . . . . . . .December 31, 1993. . . . . . .
- --------------------------------------------------------------------------------
  Column A                            Column C        Column D       Column E
- -------------------------------------------------------------------------------
								     Amount at
								    which shown
						       Market         in the
Type of Investment                      Cost           Value       balance sheet
- --------------------------------------------------------------------------------
Bonds and notes:
  United States Government
   and government agencies
   and authorities                  $ 69,482,000    $ 72,477,000    $ 72,477,000
  States, municipalities
   and political subdivisions         61,642,000      64,998,000      64,998,000
  All other corporate                 56,479,000      56,942,000      56,942,000
				    --------------------------------------------
	Total bonds and notes        187,603,000     194,417,000     194,417,000
				    --------------------------------------------
Preferred stocks                         294,000         419,000         419,000
				    --------------------------------------------
Common stocks:
     Star Banc Corporation             2,073,000       9,457,000       9,457,000
     All other common stocks          14,497,000      17,466,000      17,466,000
				    --------------------------------------------
	Total common stocks           16,570,000      26,923,000      26,923,000
				    --------------------------------------------
Accrued investment income              2,855,000       2,855,000       2,855,000
				    --------------------------------------------
	Total investments           $207,322,000    $224,614,000    $224,614,000
				    ============================================

NOTE: The individual issue disclosed above is the only individual issue requiring separate disclosure.














								   SCHEDULE  V


			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES

		SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
	   FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



	COLUMN A              COLUMN B      COLUMN C    COLUMN D      COLUMN F
			     BALANCE AT                               BALANCE
			     BEGINNING      ADDITIONS                  AT END
     CLASSIFICATION          OF PERIOD       AT COST   RETIREMENTS    OF PERIOD
- --------------------------------------------------------------------------------

YEAR ENDED DECEMBER  31, 1993:
  Land                      $    488,000  $    813,000  $   45,000  $  1,256,000
  Buildings, improvements,
   fixtures, etc.             27,516,000    17,028,000   3,378,000    41,166,000
  Vessels and barges         122,193,000    14,394,000   1,988,000   134,599,000
  River transportation
   equipment under capital
   leases                      8,143,000            --          --     8,143,000
  Construction-in-progress     4,881,000    (4,881,000)         --            --
			    ----------------------------------------------------
	TOTAL               $163,221,000   $27,354,000  $5,411,000  $185,164,000
			    ====================================================

YEAR ENDED DECEMBER  31, 1992:
  Land                      $    488,000  $         --  $       --   $   488,000
  Buildings, improvements,
   fixtures, etc.             23,754,000     5,240,000   1,478,000    27,516,000
  Vessels and barges         115,578,000     7,487,000     872,000   122,193,000
  River transportation
   equipment under capital
   leases                      8,143,000            --          --     8,143,000
  Construction-in-progress            --     4,881,000          --     4,881,000
			    ----------------------------------------------------
	TOTAL               $147,963,000   $17,608,000  $2,350,000  $163,221,000
			    ====================================================


YEAR ENDED DECEMBER  31, 1991:
  Land                      $    488,000   $        --  $       --  $    488,000
  Buildings, improvements,
   fixtures, etc.             22,119,000     2,676,000   1,041,000    23,754,000
  Vessels and barges         105,389,000    10,285,000      96,000   115,578,000
  River transportation
   equipment under capital
   leases                      8,143,000            --          --     8,143,000
			    ----------------------------------------------------
	TOTAL               $136,139,000   $12,961,000  $1,137,000  $147,963,000
			    ====================================================













								  SCHEDULE  VI

			    THE MIDLAND COMPANY
			     AND SUBSIDIARIES

		SCHEDULE VI - ACCUMULATED DEPRECIATION AND
	       AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
	   FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



	COLUMN A             COLUMN B      COLUMN C      COLUMN D     COLUMN F
					  ADDITIONS
			    BALANCE AT    CHARGED TO                   BALANCE
			    BEGINNING     COSTS AND                    AT END
	CLASSIFICATION      OF PERIOD      EXPENSES    RETIREMENTS    OF PERIOD
- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER  31, 1993:
  Buildings, improvements,
   fixtures, etc.           $ 9,756,000   $ 3,699,000   $1,145,000   $12,310,000
  Vessels and barges         54,574,000     5,778,000    1,763,000    58,589,000
  River transportation
   equipment under capital
   leases                     5,849,000       524,000        --        6,373,000
			    ----------------------------------------------------
	TOTAL               $70,179,000   $10,001,000   $2,908,000   $77,272,000
			    ====================================================

YEAR ENDED DECEMBER  31, 1992:
  Buildings, improvements,
   fixtures, etc.           $  7,883,000  $ 2,839,000   $  966,000   $ 9,756,000
  Vessels and barges          49,356,000    5,787,000      569,000    54,574,000
  River transportation
   equipment under capital
   leases                      5,325,000      524,000        --        5,849,000
			    ----------------------------------------------------
	TOTAL               $ 62,564,000  $ 9,150,000   $1,535,000   $70,179,000
			    ====================================================

YEAR ENDED DECEMBER  31, 1991:
  Buildings, improvements,
   fixtures, etc.           $  6,028,000  $ 2,417,000   $  562,000   $ 7,883,000
  Vessels and barges          44,129,000    5,301,000       74,000    49,356,000
  River transportation
   equipment under capital
   leases                      4,801,000      524,000        --        5,325,000
			    ----------------------------------------------------
	TOTAL               $ 54,958,000  $ 8,242,000   $  636,000   $62,564,000
			    ====================================================
















								SCHEDULE  VIII


			    THE MIDLAND COMPANY
			     AND SUBSIDIARIES

		 SCHEDULE  VIII - ALLOWANCE  FOR LOSSES
	  FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




					 ADDITIONS
			    BALANCE AT   CHARGED TO                     BALANCE
			    BEGINNING    COSTS AND     DEDUCTIONS       AT END
      DESCRIPTION           OF PERIOD    EXPENSES      (ADDITIONS)     OF PERIOD
- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER  31, 1993:

  Allowance For Losses      $1,192,000    $357,000    $432,000  (1)   $1,117,000


YEAR ENDED DECEMBER  31, 1992:

  Allowance For Losses      $1,133,000    $297,000    $238,000  (1)   $1,192,000


YEAR ENDED DECEMBER  31, 1991:

  Allowance For Losses      $  943,000    $195,000    $  5,000  (1)   $1,133,000












NOTES:  (1)  Accounts written off are net of recoveries.













								  SCHEDULE  IX

			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES

		     SCHEDULE  IX - SHORT-TERM BORROWINGS
	     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



			-- END OF PERIOD --- ------ DURING THE PERIOD ----------
				   WEIGHTED                             WEIGHTED
       CATEGORY OF                 AVERAGE    MAXIMUM       AVERAGE     AVERAGE
       SHORT-TERM                  INTEREST   AMOUNT        AMOUNT      INTEREST
       BORROWINGS        BALANCE     RATE   OUTSTANDING   OUTSTANDING     RATE
- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER  31, 1993:

  Bank Borrowings      $22,000,000   3.5%   $27,000,000   $13,583,000     3.5%

  Commercial Paper      14,302,000   3.3%    15,129,000    11,096,000     3.7%


YEAR ENDED DECEMBER  31, 1992:

  Bank Borrowings      $27,000,000   4.1%   $27,000,000   $ 2,669,000     3.8%

  Commercial Paper       8,866,000   4.1%    10,208,000     9,135,000     4.7%


YEAR ENDED DECEMBER  31, 1991:

  Bank Borrowings      $12,000,000   5.2%   $12,000,000   $  323,000      7.7%

  Commercial Paper       8,568,000   5.1%     9,686,000    8,097,000      6.5%



NOTE: The weighted average interest rate is computed by dividing actual interest expense on borrowings by the average amount of such borrowings during the year.














								    SCHEDULE X


			       THE MIDLAND COMPANY
				AND SUBSIDIARIES
	     SCHEDULE X - SUPPLEMENTARY  INCOME STATEMENT INFORMATION
	      FOR THE YEARS ENDED DECEMBER  31, 1993, 1992 AND 1991



					       CHARGED TO COSTS AND EXPENSES
						1993       1992        1991
					     ----------------------------------
   Maintenance and repairs                   $4,972,000  $5,662,000  $3,015,000
					     ==================================

   Taxes, other than payroll and
    income taxes:
     Insurance premium taxes                 $5,971,000  $4,766,000  $3,995,000
     Other                                    2,742,000   2,060,000   2,056,000
					     ----------------------------------
	 Total                               $8,713,000  $6,826,000  $6,051,000
					     ==================================