Form 10-Q
period 1994-03-31
MIDLAND CO
filed 1994-05-16
CIK 66025

FORM 10-Q

		     SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C. 20549


   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			  EXCHANGE ACT OF 1934
   For the quarterly period ended  March  31, 1994

				       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
						    EXCHANGE ACT OF 1934
   For the transition period from            to
   Commission file number                    1-6026
				       The Midland Company
		    (Exact name of registrant as specified in its charter)

		 Incorporated in Ohio                    31-0742526
  (State or other jurisdiction of incorporation        (I.R.S. Employer
		   or organization)                  Identification No.)

		      537 E. Pete Rose Way, Cincinnati, Ohio  45202
			 (Address of principal executive offices)
					 (Zip Code)

				       (513) 721-3777
		   (Registrant's telephone number, including area code)

					  N/A
      (Former name, former address and former fiscal year,if changed since
				     last report)


	The financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods covered. In addition, all adjustments and disclosures proposed by the company's independent accountants have been reflected in this Form 10-Q. Letters from Deloitte & Touche dated April 21, 1994, are attached hereto as Exhibits I and II.

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X .  No     .

	The number of common shares outstanding as of March 31, 1994 was 2,999,081.






			PART I. FINANCIAL INFORMATION
   THE MIDLAND COMPANY
			AND SUBSIDIARIES
	  CONSOLIDATED BALANCE SHEETS
   MARCH 31, 1994 AND DECEMBER 31, 1993



					                                        (Unaudited)
		                                 					       Mar. 31,              Dec. 31,
   ASSETS                                        1994                  1993
                                   					    ------------          ------------

CASH                                        $  2,652,000          $  3,935,000

MARKETABLE SECURITIES                        207,560,000           224,614,000

RECEIVABLES:
  Accounts receivable                         69,256,000            62,907,000
  Finance receivables (including
  amounts maturing after one year)             5,397,000             5,512,000
      Sub-Total                               74,653,000            68,419,000
  Less allowance for losses                    1,160,000             1,117,000
      Total                                   73,493,000            67,302,000

INVENTORY - SPORTSWEAR DIVISION               17,586,000            15,968,000

PROPERTY, PLANT AND EQUIPMENT - AT COST      184,141,000           185,164,000
  Less accumulated depreciation               76,317,000            77,272,000
    Property, Plant and Equipment - net      107,824,000           107,892,000

DEFERRED INSURANCE POLICY
    ACQUISITION COSTS                         28,600,000            28,825,000

OTHER ASSETS                                   1,788,000             1,686,000
                                   					    ------------          ------------
     TOTAL                                  $439,503,000          $450,222,000
					                                       ============          ============


Note:   The December 31, 1993 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.


    THE MIDLAND COMPANY
				AND SUBSIDIARIES
 	  CONSOLIDATED BALANCE SHEETS
	   MARCH 31, 1994 AND DECEMBER 31, 1993



					                                        (Unaudited)
					                                          Mar. 31,              Dec. 31,
LIABILITIES & SHAREHOLDERS'  EQUITY              1994                  1993
                                   					    ------------          ------------
NOTES PAYABLE  WITHIN ONE YEAR:
  Banks                                     $ 15,000,000          $ 22,000,000
  Commercial paper                             9,101,000            14,302,000
					                                       ------------          ------------
      Total                                   24,101,000            36,302,000

ACCOUNTS PAYABLE - TRADE                       5,194,000             5,142,000

OTHER PAYABLES AND ACCRUALS                   34,757,000            37,513,000

CURRENT  PORTION OF LONG-TERM DEBT             9,141,000             9,412,000

UNEARNED INSURANCE PREMIUMS                  123,979,000           118,802,000

INSURANCE LOSS RESERVES                       49,459,000            42,607,000

DEFERRED FEDERAL INCOME TAX                   17,988,000            20,224,000

LONG-TERM DEBT                                45,618,000            47,110,000

SHAREHOLDERS'  EQUITY:
  Common stock (issued and outstanding:
    2,999,000 shares at March 31, 1994
    and December 31, 1993 after deducting
    treasury stock of 644,000 shares at
    each respective date)                        911,000               911,000
  Additional paid-in capital                  14,606,000            14,620,000
  Retained earnings                          124,370,000           123,995,000
  Net unrealized gain on marketable
  equity securities                            7,033,000            11,308,000
  Treasury stock - at cost                   (16,577,000)          (16,564,000)
  Unvested restricted stock awards            (1,077,000)           (1,160,000)
                                   					    ------------          ------------
      Total                                  129,266,000           133,110,000
					                                       ------------          ------------
       TOTAL                                $439,503,000          $450,222,000
					                                       ============          ============


Note:   The December 31, 1993 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.




			                          THE MIDLAND COMPANY
      				                     AND SUBSIDIARIES
		               STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
	             FOR THE THREE-MONTHS ENDED MARCH 31, 1994 AND 1993



                                          						1994                   1993
					                                       ------------          ------------
REVENUES:
  Insurance                                 $ 51,435,000          $ 39,504,000
  River transportation                        11,716,000            12,976,000
  Sportswear                                   6,065,000             5,578,000
  Finance and other                              226,000               239,000
					                                       ------------          ------------
      Total                                   69,442,000            58,297,000
					                                       ------------          ------------
COSTS AND EXPENSES:
  Insurance claims and policy
    acquisition costs                         42,183,000            31,499,000
  Insurance operating and
    administrative expenses                    5,783,000             4,918,000
  River transportation operating
    expenses                                  11,413,000            11,963,000
  Sportswear operating expenses                7,024,000             6,353,000
  Interest expense                             1,171,000               916,000
  Other operating and administrative
    expenses                                   1,154,000             1,181,000
					                                       ------------          ------------
      Total                                   68,728,000            56,830,000
					                                       ------------          ------------
INCOME BEFORE FEDERAL INCOME TAX AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE          714,000             1,467,000

PROVISION (CREDIT) FOR FEDERAL INCOME TAX        (96,000)              159,000
                                   					    ------------          ------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                              810,000             1,308,000

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (A)          --               4,867,000
                                   					    ------------          ------------
NET INCOME                                  $    810,000          $  6,175,000
					                                       ============          ============
PRIMARY EARNINGS PER COMMON SHARE (B):
  Income before cumulative effect of
    accounting change                       $        .26          $        .42
  Cumulative effect of accounting change            --                    1.58
 				                                       ------------          ------------
     Net Income                             $        .26          $       2.00
					                                       ============          ============
FULLY DILUTED EARNINGS PER COMMON SHARE (B):
  Income before cumulative effect of
    accounting change                       $        .26          $        .42
  Cumulative effect of accounting change            --                    1.58
					                                       ------------          ------------
     Net Income                             $        .26          $       2.00
					                                       ============          ============
DIVIDENDS PER SHARE                         $       .145          $       .135
					                                       ============          ============
(A) Cumulative Effect of Accounting Change represents the adoption ofStatement of Financial Accounting Standards No. 109, Accounting for Income Taxes,
effective January 1, 1993.

(B) Primary earnings per common share has been computed by dividing net income by 3,059,000 shares in 1994 and 3,087,000 shares in 1993. Fully diluted earnings per common share has been computed by dividing net income by 3,061,000 shares in 1994 and 3,087,000 shares in 1993. The calculations assume the exercise of outstanding stock options and include the amortized portion of restricted stock awards.



             			        THE MIDLAND COMPANY
				                     AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	      FOR THE THREE-MONTHS ENDED MARCH 31, 1994 AND 1993


                                           						 1994                  1993
					                                       ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $    810,000          $  6,175,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             2,601,000             2,298,000
     Increase in insurance loss reserves       6,852,000             3,595,000
     Decrease (increase) in net accounts
      receivable                              (6,306,000)               47,000
     Increase in unearned insurance premiums   5,177,000             1,922,000
     Decrease in other payables and accruals  (2,786,000)           (1,041,000)
     Decrease (increase) in inventory-
      sportswear division                     (1,618,000)              104,000
     Decrease (increase) in deferred
      insurance policy acquisition costs         225,000            (1,095,000)
     Increase in other assets                   (102,000)             (164,000)
     Increase (decrease) in accounts
      payable - trade                             52,000              (483,000)
     Decrease in deferred federal income tax        --              (4,867,000)
     Other-net                                   205,000                67,000
					                                        -----------           -----------
    Net cash provided by operating activities  5,110,000             6,558,000
					                                        -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities          (48,469,000)          (13,593,000)
  Sale of marketable securities               29,857,000             9,642,000
  Decrease in cash equivalent marketable
   securities                                 26,179,000            24,357,000
  Acquisition of property, plant
   and equipment                              (3,503,000)           (4,086,000)
  Maturity of marketable securities            2,537,000               700,000
  Sale of property, plant and equipment        1,287,000               265,000
  Net decrease in finance receivables            115,000               148,000
					                                        -----------           -----------
    Net cash provided by investing activities  8,003,000            17,433,000
					                                        -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings      (12,201,000)          (20,811,000)
  Repayment of long-term debt                 (1,539,000)           (3,100,000)
  Dividends paid                                (405,000)             (372,000)
  Payments of capitalized lease obligations     (224,000)             (199,000)
  Purchase of treasury stock                     (52,000)                 --
  Issuance of treasury stock                      25,000               111,000
					                                        -----------           -----------
    Net cash used in financing activities    (14,396,000)          (24,371,000)
					                                        -----------           -----------
NET DECREASE IN CASH                          (1,283,000)             (380,000)

CASH AT BEGINNING OF PERIOD                    3,935,000             2,238,000
                                   					    ------------          ------------
CASH AT END OF PERIOD                       $  2,652,000          $  1,858,000
					                                       ============          ============

Supplemental Disclosures:
The Company paid interest of $1,135,000 and $961,000 and no income taxes in the first three months of 1994 and 1993, respectively. In 1993, the Company issued 31,300 shares of Treasury Stock under a Restricted Stock Award program that relieved Treasury Stock by approximately $787,000 and also increased additional paid-in capital by approximately $649,000.



			THE MIDLAND COMPANY AND SUBSIDIARIES
		       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	A detailed discussion of the Company's liquidity and capital resources is included in the 1993 Annual Report on Form 10-K. Except as discussed below, no significant changes have taken place since that date and, accordingly, the discussion is not repeated here.

	The Company's property and casualty insurance division continues to grow due primarily to increased penetration in each of its marketing channels. The increases in accounts receivable, unearned insurance premiums, insurance revenues, claims, and policy acquisition costs are the result of this growth.
 The performance of this division in 1994 was comparable to 1993, however, this division's margins were affected by catastrophic losses which occurred in both years. After-tax losses from these catastrophes amounted to $4,278,000 ($1.40 per share) and $3,800,000 ($1.23 per share) in the first quarter of 1994 and 1993, respectively. These losses were the result of severe and unusual weather conditions in both years coupled with heavy losses from the earthquake which struck California in 1994.

	Revenues and expenses of the Company's river transportation division declined slightly in 1994 as compared to the prior year. The harsh winter and flooding conditions which occurred in the first quarter of 1994 adversely affected this division's operating margins. Additionally, this division's operating performance continues to be negatively impacted by the depressed affreightment rates and excess capacity that exists in the market place. As previously reported in 1993, M/G Transport Services, Inc. became aware of an investigation by federal authorities. The Company believes that this investigation concerns the possible disposal of bilge water and other refuse from various vessels on the Ohio River. M/G Transport is cooperating fully with the investigation, the outcome of which cannot presently be determined.

	The 1994 revenues, expenses and operating performance of CS Crable Sportswear, Inc., the Company's sportswear division, were comparable to the first quarter of 1993.

	It is the Company's investment policy to invest in high quality marketable securities. The Company does not own any below investment grade bonds. The decrease in marketable securities and short-term borrowings was partially the result of reducing the Company's short-term borrowings with the proceeds from the sale of marketable securities. In connection with sales of marketable securities, the Company realized $2,035,000 (pre-tax) capital gains in the first quarter of 1994 and $680,000 (pre-tax) capital gains in the first quarter of 1993.

	The federal income tax provision for the three-month periods ended March 31, 1994 and 1993 is different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

                                        						 1994                    1993
					                                        ----------            ----------
Federal income tax at statutory rate         $  250,000            $  499,000
Tax effect of:
  Tax exempt interest and excludable
       dividend income                         (366,000)             (303,000)
  Investment tax credits                        (72,000)              (72,000)
  Net life insurance tax deductions             (10,000)              (24,000)
  Other-net                                     102,000                59,000
					                                        -----------           ----------
  Provision (credit) for federal income tax  $ ( 96,000)           $  159,000
                                   					     ===========           ==========



	The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $4,867,000 ($1.58 per common share), which was recorded in income for the three-months ended March 31, 1993 and to decrease the deferred federal income tax liability.

In connection with accounting for reinsurance contracts, reclassifications have been made in the accompanying December 31, 1993 Balance Sheet (total assets and total liabilities have each been increased by $14,624,000) to conform with March 31, 1994 classifications.




	EXHIBIT I


INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 1994, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 10, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


Deloitte & Touche
Cincinnati, Ohio

April 21, 1994




	EXHIBIT II


LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION

The Midland Company:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Midland Company and subsidiaries for the periods ended March 31, 1994 and 1993, as indicated in our report dated April 21, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, is incorporated by reference in Registration Statement No. 33-48511 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


Deloitte & Touche
Cincinnati, Ohio

April 21, 1994.



               			  PART II. OTHER INFORMATION
			                    THE MIDLAND COMPANY
				                     AND SUBSIDIARIES
				                      MARCH 31, 1994


Item 1. Legal Proceedings
		None other than ordinary routine litigation incidental to the business of the Company and its subsidiaries.

Item 2. Change in Securities
		None

Item 3. Defaults Upon Senior Securities
		None

Item 4. Submission of Matters to a Vote of Security Holders
		None

Item 5. Other Information
		None

Item 6. Exhibits and Reports on Form 8-K
		a.)  None

		b.)  None


				SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				THE MIDLAND COMPANY



Date  April 21, 1994            s/Michael J. Conaton
				Michael J. Conaton, President
				and Chief Operating Officer



Date  April 21, 1994            s/John I. Von Lehman
				John I. Von Lehman, Vice President and Treasurer and Chief Financial Officer