Form 10-Q
period 1994-06-30
MIDLAND CO
filed 1994-08-15
CIK 66025

FORM 10-Q

		     SECURITIES AND EXCHANGE COMMISSION

			  Washington, D.C. 20549


	(Mark One)
	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			EXCHANGE ACT OF 1934
	For the quarterly period ended June  30, 1994

				     OR

	[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			  EXCHANGE ACT OF 1934
	For the transition period from_______________to_______________________________
	Commission file number     1-6026
				The Midland Company
	      (Exact name of registrant as specified in its charter)

	      Incorporated in Ohio                        31-0742526
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
		   or organization)                 No.)

		537 E. Pete Rose Way, Cincinnati, Ohio  45202
		   (Address of principal executive offices)
				 (Zip Code)

			       (513) 721-3777
	     (Registrant's telephone number, including area code)

				      N/A
	     (Former name, former address and former fiscal year,
			if changed since last report)


	The financial information furnished herein reflects all adjustments which are of a normal and recurring nature and, in the opinion of management, necessary to a fair statement of the results for the periods covered. Letters from Deloitte & Touche, the Company's independent accountants, dated
July 21, 1994, are attached hereto as Exhibits I and II.

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes__X__. No_____.

	The number of common shares outstanding as of June 30, 1994 was 2,997,681.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     JUNE 30, 1994 AND DECEMBER 31, 1993

						(Unaudited)
						  June 30,       Dec. 31
	    ASSETS                                  1994           1993
					       ------------   ------------

CASH                                           $  3,071,000   $  3,935,000
					       ------------   ------------

MARKETABLE SECURITIES                           205,457,000    224,614,000
					       ------------   ------------
RECEIVABLES:
  Accounts receivable                            82,586,000     62,907,000
  Finance receivables (including amounts
	maturing after one year)                  5,312,000      5,512,000
					       ------------   ------------
    Sub-Total                                    87,898,000     68,419,000
  Less allowance for losses                       1,251,000      1,117,000
					       ------------   ------------
    Total                                        86,647,000     67,302,000
					       ------------   ------------

INVENTORY - SPORTSWEAR DIVISION                  16,330,000     15,968,000
					       ------------   ------------

PROPERTY, PLANT AND EQUIPMENT - AT COST         186,957,000    185,164,000
  Less accumulated depreciation                  77,820,000     77,272,000
					       ------------   ------------
    Net                                         109,137,000    107,892,000
					       ------------   ------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS      32,714,000     28,825,000
					       ------------   ------------

OTHER ASSETS                                      1,499,000      1,686,000
					       ------------   ------------

  TOTAL                                        $454,855,000   $450,222,000
					       ============   ============

Note: The December 31, 1993 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     JUNE 30, 1994 AND DECEMBER 31, 1993

						(Unaudited)
						  June 30,       Dec. 31
LIABILITIES & SHAREHOLDERS' EQUITY                  1994           1993
					       ------------   ------------

NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                        $ 16,000,000   $ 22,000,000
  Commercial paper                                6,363,000     14,302,000
					       ------------   ------------
    Total                                        22,363,000     36,302,000
					       ------------   ------------

ACCOUNTS PAYABLE - TRADE                          5,102,000      5,142,000
					       ------------   ------------

OTHER PAYABLES AND ACCRUALS                      36,432,000     37,513,000
					       ------------   ------------

CURRENT PORTION OF LONG-TERM DEBT                 8,882,000      9,412,000
					       ------------   ------------

UNEARNED INSURANCE PREMIUMS                     139,439,000    118,802,000
					       ------------   ------------

INSURANCE LOSS RESERVES                          54,739,000     42,607,000
					       ------------   ------------

DEFERRED FEDERAL INCOME TAX                      17,164,000     20,224,000
					       ------------   ------------

LONG-TERM DEBT                                   44,124,000     47,110,000
					       ------------   ------------

SHAREHOLDERS' EQUITY
  Common stock (issued and outstanding:
   2,998,000 shares at June 30, 1994 and
   2,999,000 shares at December 31, 1993
   after deducting treasury stock of
   645,000 shares and 644,000 shares,
   respectively)                                    911,000        911,000
  Additional paid-in capital                     14,607,000     14,620,000
  Retained earnings                             123,387,000    123,995,000
  Net unrealized gain on marketable securities    5,340,000     11,308,000
  Treasury stock - at cost                      (16,630,000)   (16,564,000)
  Unvested restricted stock awards               (1,005,000)    (1,160,000)
					       ------------   ------------

    Total                                       126,610,000    133,110,000
					       ------------   ------------

    TOTAL                                      $454,855,000   $450,222,000
					       ============   ============

Note: The December 31, 1993 balance sheet amounts are derived from the audited financial statementsbut do not include all disclosures required by generally accepted accounting principles.


			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
	  FOR THE SIX AND THREE-MONTHS ENDED JUNE 30, 1994 AND 1993


			     Six-Mos. Ended June 30,   Three-Mos. Ended June 30,
				1994         1993          1994         1993
			    ------------ ------------   ------------ -----------
REVENUES:
  Insurance                 $103,578,000 $ 82,448,000   $52,143,000  $42,944,000
  River transportation        25,340,000   26,357,000    13,624,000   13,381,000
  Sportswear                  14,873,000   11,772,000     8,808,000    6,194,000
  Finance and other              534,000      526,000       308,000      287,000
			    ------------ ------------   ------------ -----------
    Total                    144,325,000  121,103,000    74,883,000   62,806,000
			    ------------ ------------   ------------ -----------
COSTS AND EXPENSES:
  Insurance claims and
   policy acquisition costs   88,180,000   62,015,000    45,997,000   30,516,000
  Insurance operating and
   administrative expenses    12,349,000   10,452,000     6,566,000    5,534,000
  River transportation
   operating expenses         23,388,000   24,193,000    11,975,000   12,230,000
  Sportswear operating
   expenses                   16,467,000   13,365,000     9,443,000    7,012,000
  Interest expense             2,411,000    1,865,000     1,240,000      949,000
  Other operating and
   administrative expenses     2,232,000    2,236,000     1,078,000    1,055,000
			    ------------ ------------   ------------ -----------
    Total                    145,027,000  114,126,000    76,299,000   57,296,000
			    ------------ ------------   ------------ -----------
INCOME (LOSS) BEFORE FEDERAL
 INCOME TAX AND CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGE                        (702,000)   6,977,000    (1,416,000)   5,510,000

PROVISION (CREDIT) FOR
 FEDERAL INCOME TAX             (963,000)   1,664,000      (867,000)   1,505,000
			    ------------ ------------   ------------ -----------
INCOME (LOSS) BEFORE
 CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE              261,000    5,313,000      (549,000)   4,005,000

CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE (A)              -       4,867,000         -            -
			    ------------ ------------   ------------ -----------
NET INCOME (LOSS)           $    261,000 $ 10,180,000   $  (549,000) $ 4,005,000
			    ============ ============   ============ ===========
EARNINGS PER COMMON SHARE (B):
  Income before cumulative
   effect of accounting
   change                   $       0.09 $       1.73   $     (0.17) $      1.31
  Cumulative effect of
   accounting change                -            1.58          -            -
			    ------------ ------------   ------------ -----------
    Net Income              $       0.09 $       3.31   $     (0.17) $      1.31
			    ============ ============   ============ ===========

DIVIDENDS PER SHARE         $       0.29 $       0.27   $      0.145 $     0.135
			    ============ ============   ============ ===========

(A) Cumulative Effect of Accounting Change represents the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1993.

(B) Earnings per common share has been computed by dividing net income by 3,051,000 shares in 1994 and 3,079,000 shares in 1993. The calculations assume the exercise of outstanding stock options and include the amortized portion of restricted stock awards.


			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
		 FOR THE SIX-MONTHS ENDED JUNE 30, 1994 AND 1993

						    1994           1993
					       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $    261,000   $ 10,180,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                 5,325,000      4,710,000
    Increase in unearned insurance premiums      20,637,000      8,123,000
    Increase in net accounts receivable         (19,545,000)    (6,513,000)
    Increase in insurance loss reserves          12,132,000      4,049,000
    Increase in deferred insurance policy
     acquisition costs                           (3,889,000)    (3,090,000)
    Increase (decrease) in other accounts
     payable and accruals                        (1,111,000)     3,571,000
    Increase in inventory-sportswear div           (362,000)    (4,871,000)
    Decrease (increase) in other assets             187,000       (108,000)
    Increase (decrease) in accounts
     payable - trade                                (40,000)     1,198,000
    Decrease in deferred federal income tax             -       (4,866,000)
    Other-net                                      (317,000)        92,000
					       ------------   ------------
      Net cash provided by operating activities  13,278,000     12,475,000
					       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities             (55,069,000)   (26,846,000)
  Sale of marketable securities                  31,046,000     18,680,000
  Decrease in cash equivalent marketable
   securities                                    29,787,000     18,585,000
  Acquisition of property, plant and equipment   (7,663,000)   (14,917,000)
  Maturity of marketable securities               4,071,000      1,010,000
  Sale of property, plant and equipment           1,860,000        427,000
  Net change in finance receivables                 200,000     (5,805,000)
					       ------------   ------------
      Net cash provided by (used in)
       investing activities                       4,232,000     (8,866,000)
					       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings         (13,939,000)    (5,884,000)
  Repayment of long-term debt                    (3,078,000)    (4,100,000)
  Dividends paid                                   (840,000)      (730,000)
  Payment of capitalized lease obligations         (438,000)      (400,000)
  Purchase of treasury stock                       (107,000)      (250,000)
  Issuance of treasury stock                         28,000        111,000
  Issuance of long-term debt                         -           7,600,000
					       ------------   ------------
      Net cash used in financing activities     (18,374,000)    (3,653,000)
					       ------------   ------------
NET DECREASE IN CASH                               (864,000)       (44,000)

CASH AT BEGINNING OF PERIOD                       3,935,000      2,238,000
					       ------------   ------------
CASH AT END OF PERIOD                          $  3,071,000  $   2,194,000
					       ============  =============

Supplemental Disclosures:
The Company paid interest of $2,371,000 and $1,850,000 and income taxes of $25,000 and $25,000 in the first six months of 1994 and 1993,respectively. The Company issued 31,800 shares of Treasury Stock under a Restricted Stock Award program that relieved Treasury Stock by approximately $799,000 and also increased additional paid-in capital by $660,000 in 1993. There are 31,300 shares of Treasury Stock outstanding under this program at June 30, 1994.


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

	The Company's property and casualty insurance division continues to grow due primarily to increased penetration in each of its marketing channels.
Both written premiums and earned premiums have increased during the first half and second quarter of 1994 as compared to the same periods in 1993.
The increases in accounts receivable, unearned insurance premiums, insurance revenues, claims, and policy acquisition costs are the result of this growth. The performance of this division during the first six months of 1994 as well as the second quarter of 1994 has been adversely affected by severe and unusual catastrophes which have struck throughout the United States in 1994. Primarily as a result of these catastrophes, this division's loss ratio through the first six months of 1994 is a full 10 percentage points greater than the same period in 1993 which represents $6,200,000 in net losses, $2.07 per common share, on an after-tax basis.

	The revenues and expenses of the Company's river transportation division during the first six months and second quarter of 1994 were comparable to the same periods in 1993. The earnings from this division for the first half of 1994 were hindered by flooding conditions on the inland waterway system during the first quarter of 1994, however, earnings in the second quarter of 1994 have increased slightly over the comparable period in 1993. Additionally, this division's operating performance continues to be negatively impacted by the depressed affreightment rates and excess capacity that exists in the market place. As previously reported in 1993, M/G Transport Services, Inc. became aware of an investigation by federal authorities. The Company believes that this investigation concerns the possible disposal of bilge water and other refuse from various vessels on the Ohio River. M/G Transport is cooperating fully with the investigation, the outcome of which cannot presently be determined.

	Revenues and expenses of CS Crable Sportswear, Inc., the Company's sportswear division, during the first half and second quarter of 1994 have increased relative to the comparable periods in 1993. The operating performance of this division during the six and three month periods of 1994 are comparable to the 1993 periods.

	It is the Company's investment policy to invest in high quality marketable securities. The Company does not own any below investment grade bonds. The decrease in marketable securities and short-term borrowings was partially the result of reducing the Company's short-term borrowings with the proceeds from the sale of marketable securities. In connection with sales of marketable securities, the Company realized $2,077,000 (pre-tax) of net capital gains in the first half of 1994 and $1,612,000 (pre-tax) of net capital gains in the first half of 1993.


	The federal income tax provision for the three and six-month periods ended June 30, 1994 and 1993 is different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

			     Six-Mos. Ended June 30,   Three-Mos. Ended June 30,
				1994         1993          1994         1993
			   ------------ ------------   ------------ -----------
Federal income tax at
 statutory rates            $ (246,000)  $2,372,000     $(496,000)   $1,873,000
Add (deduct) the tax
 effect of:
  Tax exempt interest and
   excludable dividend
   income                     (744,000)    (628,000)     (378,000)     (325,000)
  Investment tax credits      (144,000)    (144,000)      (72,000)      (72,000)
  Net life insurance tax
   deductions                  (35,000)     (47,000)      (25,000)      (23,000)
  Other items-net              206,000      111,000       104,000        52,000
			    -----------  -----------    ----------   -----------
   Provision (credit) for
    federa income tax       $ (963,000)  $1,664,000     $(867,000)   $1,505,000
			    ===========  ===========    ==========   ===========

    During the third quarter of 1994, the Company will begin construction of its new corporate headquarters building. It is currently estimated that this facility will cost approximately $20 million dollars and is scheduled for completion in the fourth quarter of 1995. Upon completion, this facility will be financed through conventional long-term debt financing.

	The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $4,867,000 ($1.58 per common share), which was recorded in income for the six months ended June 30, 1993 and to decrease the deferred federal income tax liability.

	In connection with accounting for reinsurance contracts, reclassifications have been made in the accompanying December 31, 1993 Balance Sheet (total assets and total liabilities have each been increased by $14,624,000) to conform with June 30, 1994 classifications.






EXHIBIT I
Deloitte & Touche
250 East Fifth Street
PO Box 5340
Cincinnati, Ohio 45201-5340
Telephone: (513) 784-7100



INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of June 30, 1994, and the related consolidated statements of income for the three month and six month periods ended June 30, 1994 and 1993 and of cash flows for the six month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



Signed by Deloitte & Touche
July 21, 1994




EXHIBIT II
Deloitte & Touche
250 East Fifth Street
PO Box 5340
Cincinnati, Ohio 45201-5340
Telephone: (513) 784-7100



LETTER RE:  UNAUDITED INTERIM FINANCIAL INFORMATION


The Midland Company:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Midland Company and subsidiaries for the periods ended June 30, 1994 and 1993, as indicated in our report dated July 21, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated by reference in Registration Statement No. 33-48511 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Signed by Deloitte & Touche
July 21, 1994




			PART II.  OTHER INFORMATION
			    THE MIDLAND COMPANY
			     AND SUBSIDIARIES
			       JUNE 30, 1994


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

Item 3.    Defaults Upon Senior Securities
		  None

Item 4.    Submission of Matters to a Vote of Security Holders
		  None

Item 5.    Other Information
		  None

Item 6.    Exhibits and Reports on Form 8-K
		  a.)     None

		  b.)     None


				SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

						THE MIDLAND COMPANY



Date ___July 21, 1994_____________      s/Michael J. Conaton_________________
					Michael J. Conaton, President
					and Chief Operating Officer



Date ___July 21, 1994_____________      s/John I. Von Lehman_________________
					John I. Von Lehman, Vice President
					and Treasurer and Chief Financial
					Officer