Form 10-Q
period 1994-09-30
MIDLAND CO
filed 1994-11-15
CIK 66025

FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			EXCHANGE ACT OF 1934
For the quarterly period ended________September 30, 1994______________

				  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934
For the transition period from ____________to__________________________
Commission file number __________1-6026________________________________
______________________The Midland Company______________________________
         	 (Exact name of registrant as specified in its charter)

_____Incorporated in Ohio_______  ________31-0742526___________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

		  537 E. Pete Rose Way, Cincinnati, Ohio  45202
		    (Address of principal executive offices)
				   (Zip Code)

				 (513) 721-3777
	     (Registrant's telephone number, including area code)

				      N/A
(Former name, former address and former fiscal year, if changed since
				   last report)


	The financial information furnished herein reflects all adjustments which are of a normal and recurring nature and, in the opinion of management, necessary to a fair statement of the results for the periods covered. Letters from Deloitte & Touche LLP, the Company's independent accountants, dated October 20, 1994, are attached hereto as Exhibits I and II.

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes___X___. No_____.

	The number of common shares outstanding as of September 30, 1994 was 2,997,181.

PART I. FINANCIAL INFORMATION
THE MIDLAND COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                   (Unaudited)
						                                              Sept. 30,        Dec. 31,
	          ASSETS                                     1994             1993
						                                            -------------   -------------

CASH                                              $   2,727,000   $   3,935,000
                                          						  -------------   -------------

MARKETABLE SECURITIES                               226,207,000     224,614,000
                                          						  -------------   -------------
RECEIVABLES:
  Accounts receivable                                87,852,000      62,907,000
  Finance receivables (including
    amounts maturing after one year)                  4,177,000       5,512,000
						                                            -------------   -------------
   Sub-Total                                         92,029,000      68,419,000
  Less allowance for losses                           1,372,000       1,117,000
						                                            -------------   -------------
    Total                                            90,657,000      67,302,000
						                                            -------------   -------------

INVENTORY - SPORTSWEAR DIVISION                      12,631,000      15,968,000
                                          						  -------------   -------------

PROPERTY, PLANT AND EQUIPMENT - AT COST             183,511,000     185,164,000
  Less accumulated depreciation                      74,750,000      77,272,000
                                          						  -------------   -------------
    Net                                             108,761,000     107,892,000
						                                            -------------   -------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS          36,249,000      28,825,000
                                          						  -------------   -------------

OTHER ASSETS                                          1,062,000       1,686,000
                                          						  -------------   -------------

  TOTAL                                           $ 478,294,000   $ 450,222,000
                                          						  =============   =============

Note: The December 31, 1993 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                         						     (Unaudited)
						                                               Sept. 30,        Dec. 31,
     LIABILITIES & SHAREHOLDERS' EQUITY                1994             1993
						                                            --------------  --------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                           $  21,000,000   $  22,000,000
  Commercial paper                                    5,859,000      14,302,000
						                                            --------------  --------------
    Total                                            26,859,000      36,302,000
						                                            --------------  --------------

ACCOUNTS PAYABLE - TRADE                              4,636,000       5,142,000
                                          						  --------------  --------------

OTHER PAYABLES AND ACCRUALS                          41,585,000      37,513,000
                                          						  --------------  --------------

CURRENT PORTION OF LONG-TERM DEBT                     6,970,000       9,412,000
						                                            --------------  --------------

UNEARNED INSURANCE PREMIUMS                         152,776,000     118,802,000
                                          						  --------------  --------------

INSURANCE LOSS RESERVES                              55,436,000      42,607,000
                                          						  --------------  --------------

DEFERRED FEDERAL INCOME TAX                          17,563,000      20,224,000
                                          						  --------------  --------------

LONG-TERM DEBT                                       41,628,000      47,110,000
                                          						  --------------  --------------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding:
     2,997,000 shares at September 30,
     1994 and 2,999,000 shares at December 31,
     1993 after deducting treasury stock of
     646,000 shares and 644,000 shares,
     respectively)                                      911,000         911,000
  Additional paid-in capital                         14,607,000      14,620,000
  Retained earnings                                 126,866,000     123,995,000
  Net unrealized gain on marketable securities        6,039,000      11,308,000
  Treasury stock - at cost                          (16,648,000)    (16,564,000)
  Unvested restricted stock awards                     (934,000)     (1,160,000)
                                          						  --------------  --------------
    Total                                           130,841,000     133,110,000
						                                            --------------  --------------
    TOTAL                                         $ 478,294,000   $ 450,222,000
						                                            ==============  ==============

Note: The December 31, 1993 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

THE MIDLAND COMPANY
AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
FOR THE NINE AND THREE-MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


                      			   Nine-Mos. Ended Sept. 30, Three-Mos. Ended Sept. 30,
			                            	1994          1993         1994         1993
REVENUES:                  ------------- ------------- ------------ ------------
  Insurance                $ 160,214,000 $ 132,018,000 $ 56,636,000 $ 49,570,000
  River transportation        38,606,000    39,808,000   13,266,000   13,451,000
  Sportswear                  29,796,000    24,152,000   14,923,000   12,380,000
  Finance and other              827,000       841,000      293,000      315,000
			                        ------------- ------------- ------------ ------------
    Total                    229,443,000   196,819,000   85,118,000   75,716,000
			                        ------------- ------------- ------------ ------------
COSTS AND EXPENSES:
  Insurance claims and
   policy acquisition costs  132,781,000    97,953,000   44,601,000   35,938,000
  Insurance operating and
   administrative expenses    19,129,000    15,299,000    6,780,000    4,847,000
  River transportation
   operating expenses         34,219,000    36,720,000   10,831,000   12,527,000
  Sportswear operating
   expenses                   31,490,000    25,484,000   15,023,000   12,119,000
  Interest expense             3,638,000     2,952,000    1,227,000    1,087,000
  Other operating and
   administrative expenses     3,443,000     3,516,000    1,211,000    1,280,000
			                        ------------- ------------- ------------ ------------
    Total                    224,700,000   181,924,000   79,673,000   67,798,000
			                        ------------- ------------- ------------ ------------

INCOME BEFORE FEDERAL INCOME
 TAX AND CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE          4,743,000    14,895,000    5,445,000    7,918,000

PROVISION FOR FEDERAL
 INCOME TAX                      568,000     4,435,000    1,531,000    2,771,000
			                        ------------- ------------- ------------ ------------
INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE   4,175,000    10,460,000    3,914,000    5,147,000

CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE (A)              -        4,867,000         -            -
                     			   ------------- ------------- ------------ ------------
NET INCOME                 $   4,175,000 $  15,327,000 $  3,914,000 $  5,147,000
			                        ============= ============= ============ ============
EARNINGS PER COMMON SHARE (B):
  Income before cumulative
   effect of accounting    $        1.37 $        3.40 $       1.28 $       1.67
  Cumulative effect of
   accounting change                  -           1.58           -            -
                     			   ------------- ------------- ------------ ------------
    Net Income             $        1.37 $        4.98 $       1.28 $       1.67
  			                      ============= ============= ============ ============
DIVIDENDS PER
 COMMON SHARE              $        .435 $        .405 $       .145 $       .135
			                        ============= ============= ============ ============
(A) Cumulative Effect of Accounting Change represents the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes,
    effective January 1, 1993.

(B) Earnings per common share have been computed by dividing net income by 3,047,000 shares in 1994 and 3,076,000 shares in 1993. The calculations assume the exercise of outstanding dilutive stock options and include the amortized portion of restricted stock awards.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

							                                                1994            1993
                                          						  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $   4,175,000   $  15,327,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                     8,008,000       7,412,000
    Increase in unearned insurance premiums          33,974,000      17,214,000
    Increase in net accounts receivable             (24,690,000)    (12,276,000)
    Increase in insurance loss reserves              12,829,000       5,351,000
    Increase in deferred insurance policy
     acquisition costs                               (7,424,000)     (6,058,000)
    Increase in other accounts payable
     and accruals                                     3,961,000       3,937,000
    Decrease (increase) in inventory
     - sportswear division                            3,337,000      (7,910,000)
    Decrease (increase) in other assets                 624,000         (55,000)
    Increase (decrease) in accounts payable - trade    (506,000)      1,978,000
    Decrease in deferred federal income tax                 -        (4,510,000)
    Other-net                                          (134,000)        604,000
						                                            --------------  --------------
      Net cash provided by operating activities      34,154,000      21,014,000
						                                            --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                 (74,171,000)    (55,490,000)
  Sale of marketable securities                      37,698,000      44,457,000
  Decrease in cash equivalent marketable
   securities                                        19,368,000      12,253,000
  Acquisition of property, plant and equipment      (10,167,000)    (25,217,000)
  Maturity of marketable securities                   6,875,000       3,135,000
  Sale of property, plant and equipment               2,357,000       2,426,000
  Net change in finance receivables                   1,335,000      (6,331,000)
						                                            --------------  --------------
      Net cash used in investing activities         (16,705,000)    (24,767,000)
						                                            --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in net short-term
   borrowings                                        (9,443,000)      4,546,000
  Repayment of long-term debt                        (7,119,000)     (5,290,000)
  Dividends paid                                     (1,193,000)     (1,136,000)
  Payment of capitalized lease obligations             (805,000)       (606,000)
  Purchase of treasury stock                           (125,000)       (250,000)
  Issuance of treasury stock                             28,000         145,000
  Issuance of long-term debt                                -         7,600,000
						                                            --------------  --------------
      Net cash provided by (used in)
       financing activities                         (18,657,000)      5,009,000
						                                            --------------  --------------
NET INCREASE (DECREASE) IN CASH                      (1,208,000)      1,256,000

CASH AT BEGINNING OF PERIOD                           3,935,000       2,238,000
                                          						  --------------  --------------
CASH AT END OF PERIOD                             $   2,727,000   $   3,494,000
						                                            ==============  ==============
Supplemental Disclosures:
 The Company paid interest of $3,603,000 and $2,818,000 and income taxes of $0 and $1,115,000 in the first nine months of 1994 and 1993, respectively.  The
 Company issued 31,800 shares of Treasury Stock under a Restricted Stock Award program that relieved Treasury Stock by approximately $799,000 and also increased additional paid-in capital by $660,000 in 1993.  There are 31,300 shares of stock outstanding under this program at September 30, 1994.

THE MIDLAND COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	A detailed discussion of the Company's liquidity and capital resources is included in the 1993 Annual Report on Form 10-K. Except as discussed below, no significant changes have taken place since that date and, accordingly, the discussion is not repeated here.

	The third quarter of 1994 was the second best third quarter in The Midland Company's history primarily as a result of the property and casualty division's performance. The Company's insurance division continues its rapid growth due primarily to increased penetration in each of its marketing channels. Both written and earned premiums have increased substantially during the first nine months and third quarter of 1994 as compared to the same periods in 1993. The increases in accounts receivable, unearned insurance premiums, insurance revenues, claims, and policy acquisition costs are the result of this growth. The performance of this division during the first nine months of 1994 has been adversely affected by catastrophes and other weather-related losses. These catastrophes and other weather-related losses are a primary reason for the increase of approximately $6,500,000 in net losses, $2.13 per common share, on an after tax basis and an increase in the division's loss ratio of approximately seven percentage points as compared to the same period in 1993. The operating performance of this division improved significantly in the third quarter of 1994 and actually exceeded the 1993 third quarter operating results when the impact ($2,800,000 after-tax income) from the settlement of California Proposition 103 is eliminated from that quarter's results.

	The Company's river transportation division reported comparable revenues and improved operating results during the first nine months and third quarter of 1994 as compared to the same periods in 1993. The earnings from this division for the first nine months of 1994 have been hindered by flooding conditions on
the inland waterway system during the first quarter of 1994.   Additionally,
this division's operating performance continues to be negatively impacted by the depressed affreightment rates and excess capacity that exists in the market place. As previously reported in 1993, M/G Transport Services, Inc. became aware of an investigation by federal authorities. The Company believes that this investigation concerns the possible disposal of bilge water and other refuse from various vessels on the Ohio River. M/G Transport is cooperating fully with the investigation, the outcome of which cannot presently be determined.

	CS Crable Sportswear, Inc., the Company's sportswear division continues to report higher revenues with comparable operating results during the first nine months and third quarter of 1994 as compared to the same periods in 1993.

	It is the Company's investment policy to invest in high quality marketable securities. The Company does not own any bonds below investment grade and there are no investments in real estate, other than real estate used by the Company. During 1994, the Company used a portion of the proceeds from the sale and maturity of marketable securities to reduce its short-term borrowings. In connection with these transactions, the Company realized $2,314,000 (pre-tax) in net capital gains in the first nine months of 1994 compared to $3,107,000 (pre-tax) in net capital gains for the same period in 1993. The decrease in long-term debt was due to scheduled repayments during the period.


	The federal income tax provision for the three and nine-month periods ended September 30, 1994 and 1993 is different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:


			                         Nine-Mos. Ended Sept. 30, Three-Mos. Ended Sept. 30,
				                             1994         1993         1994         1993
                     			    ------------ ------------  ------------ ------------
Federal income tax at
 statutory rate             $ 1,660,000  $ 5,213,000   $ 1,906,000  $ 2,841,000
Add (deduct) the tax
 effect of:
  Tax exempt interest
   and excludable dividend
   income                    (1,114,000)    (972,000)     (370,000)    (344,000)
  Increase in statutory
   rate on deferred taxes         -          357,000          -         357,000
  Investment tax credits       (216,000)    (216,000)      (72,000)     (72,000)
  Net life insurance tax
   deductions                   (68,000)     (84,000)      (33.000)     (37,000)
  Other items - net             306,000      137,000       100.000       26,000
			                         ------------ ------------  ------------ ------------
     Provision for federal
      income tax            $   568,000  $ 4,435,000   $ 1,531,000  $ 2,771,000
			                         ============ ============  ============ ============

	During the third quarter of 1994, the Company began construction of its new corporate headquarters building. It is currently estimated that this facility will cost approximately $26 million. This facility will be financed through conventional long-term debt financing upon anticipated completion in the fourth quarter of 1995.

	The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $4,867,000 ($1.58 per common share), which was recorded in income for the nine months ended September 30, 1993, and to decrease the deferred federal income tax liability.

	In connection with accounting for reinsurance contracts, reclassifications have been made in the accompanying December 31, 1993 Balance Sheet (total assets and total liabilities have each been increased by $14,624,000) to conform with September 30, 1994 classifications.

EXHIBIT I





INDEPENDENT ACCOUNTANTS' REPORT


The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of September 30, 1994, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993 and of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP
Cincinnati, Ohio
October 20, 1994

EXHIBIT II







LETTER RE:  UNAUDITED INTERIM FINANCIAL INFORMATION


The Midland Company:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Midland Company and subsidiaries for the periods ended September 30, 1994 and 1993, as indicated in our report dated October 20, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated by reference in Registration Statement No. 33-48511 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.




Deloitte & Touche LLP
Cincinnati, Ohio
October 20, 1994

PART II.  OTHER INFORMATION
THE MIDLAND COMPANY
AND SUBSIDIARIES
SEPTEMBER 30, 1994


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

Item 3.         Defaults Upon Senior Securities
               			None

Item 4.         Submission of Matters to a Vote of Security Holders
               			None

Item 5.         Other Information
               			None

Item 6.         Exhibits and Reports on Form 8-K

               			a.)     Exhibits

                        				  27. Financial Data Schedule

               			b.)     Reports on Form 8-K

                        				  None

                       				  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                              						THE MIDLAND COMPANY


Date ___October 20, 1994__________      s/Michael J.Conaton_________________
                                   					Michael J. Conaton, President
					                                   and Chief Operating Officer


Date ___October 20, 1994__________      s/John I. Von_Lehman_________________
                                   					John I. Von Lehman, Vice President and
				                                    Treasurer and Chief Financial Officer

THE MIDLAND COMPANY
FINANCIAL DATA SCHEDULE (EXHIBIT 27)
SEPTEMBER 30, 1994

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEETS AND CONSOLIDATED STATEMENTS OF INCOME AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


  ITEM NO.                    ITEM DESCRIPTION                       AMOUNT
- -------------  -------------------------------------------------  --------------
5-02(1)        Cash and Cash Items                                    2,727,000
5-02(2)        Marketable Securities                                226,207,000
5-02(3)(a)(1)  Notes and Accounts Receivable-Trade                   90,069,000
5-02(4)        Allowances for Doubtful Accounts                       1,372,000
5-02(6)        Inventory                                             12,631,000
5-02(9)        Total Current Assets                                 367,573,000
5-02(13)       Property, Plant and Equipment                        183,511,000
5-02(14)       Accumulated Depreciation                              74,750,000
5-02(18)       Total Assets                                         478,294,000
5-02(21)       Total Current Liabilities                            291,486,000
5-02(22)       Bonds, Mortgages and Similar Debt                     41,628,000
5-02(28)       Preferred Stock-Mandatory Redemption                           0
5-02(29)       Preferred Stock-No Mandatory Redemption                        0
5-02(30)       Common Stock                                             911,000
5-02(31)       Other Stockholders' Equity                           129,930,000
5-02(32)       Total Liabilities and Stockholders' Equity           478,294,000
5-03(b)1(a)    Net Sales of Tangible Products                        29,796,000
5-03(b)1       Total Revenues                                       229,443,000
5-03(b)2(a)    Cost of Tangible Goods Sold                           22,580,000
5-03(b)2       Total Costs and Expenses Applicable
		               to Sales and Revenues                              217,321,000
5-03(b)3       Other Costs and Expenses                               3,443,000
5-03(b)5       Provision for Doubtful Accounts and Notes                298,000
5-03(b)(8)     Interest and Amortization of Debt Discount             3,638,000
5-03(b)(10)    Income Before Taxes and Other Items                    4,743,000
5-03(b)(11)    Income Tax Expense                                       568,000
5-03(b)(14)    Income/Loss Continuing Operations                      4,175,000
5-03(b)(15)    Discontinued Operations                                        0
5-03(b)(17)    Extraordinary Items                                            0
5-03(b)(18)    Cumulative Effect-Changes in Accounting Principles             0
5-03(b)(19)    Net Income or Loss                                     4,175,000
5-03(b)(20)    Earnings Per Share - Primary                                1.37
5-03(b)(20)    Earnings Per Share - Fully Diluted                          1.37