Form 10-K405
MIDLAND CO
filed 1995-03-30
CIK 66025

THE MIDLAND COMPANY









				Annual Report

				 on Form 10-K

				    to the

		      Securities and Exchange Commission

				   for the

			 Year Ended December 31, 1994

		      SECURITIES AND EXCHANGE COMMISSION

			    WASHINGTON, D.C. 20549

				  FORM 10-K

				ANNUAL REPORT


		      Pursuant to Section 13 or 15(d) of
		     the Securities Exchange Act of 1934


		 For the Fiscal Year Ended December 31, 1994

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

	None.

	Indicate by check mark whether the registrant (1) has filed all other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

	Yes__X__        No_____

	The aggregate market value of the voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant as of March 10, 1995 was $146,195,088.

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

	Number of shares of common stock outstanding as of March 10, 1995 -
3,045,731.

		     Documents Incorporated by Reference

	Annual Report to Shareholders for the year ended December 31, 1994 is incorporated by reference into Parts I, II and IV.

	Registrant's Proxy Statement dated March 17, 1995 is incorporated by reference into Parts III and IV.

			      THE MIDLAND COMPANY

				   FORM 10-K

			       DECEMBER 31, 1994

				    PART I

ITEM 1. Business.
	Incorporated by reference in pages 1 through 12 and 25 (Note 13) of the Registrant's 1994 Annual Report to Shareholders. The number of persons employed by the Registrant was approximately 750 at December 31, 1994.

ITEM 2. Properties.
	Incorporated by reference in pages 1 through 12 of the Registrant's 1994 Annual Report to Shareholders.

ITEM 3. Legal Proceedings.
	M/G Transport Services, Inc., a subsidiary of the Registrant, is a named defendant in a criminal case commenced on February 16, 1995, in the United States District Court for the Southern District of Ohio. The case is styled: United States of America vs. M/G Transport Services, et al. The case arises out of allegations that M/G's employees discharged or permitted the discharge of bilge water, ash and other refuse into the inland waterways over a period of years. Seven former employees have also been indicted. The Government may seek fines against the Company which could total $4.2 million if M/G Transport Services, Inc. is convicted on all nine counts. M/G disputes the allegations which give rise to the indictments, and intends to vigorously defend itself.

ITEM 4. Submission of Matters to a Vote of Security Holders.
	None during the fourth quarter.

				    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters. Incorporated by reference to pages 26 (Note 14) and 29 of the Registrant's 1994 Annual Report to Shareholders.

ITEM 6. Selected Financial Data.
	Incorporated by reference to page 13 of the Registrant's 1994 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Incorporated by reference to pages 14 and 15 of the of the Registrant's 1994 Annual Report to Shareholders.

ITEM 8. Financial Statements and Supplementary Data.
	Incorporated by reference to pages 16 through 27 and page 29 of the Registrant's 1994 Annual Report to Shareholders.

ITEM 9. Disagreements on Accounting and Financial Disclosures.
	None.

				   PART III

ITEM 10.Directors and Executive Officers of the Registrant.
	Incorporated by reference to the Registrant's Proxy Statement dated March 17, 1995.

	Executive Officers of the Company -

	J. P. Hayden, Jr.    -  Age 65  -  Chairman and Chief Executive Officer
	Michael J. Conaton   -  Age 61  -  President and Chief Operating Officer
	John R. LaBar        -  Age 63  -  Vice President and Secretary
	Robert W. Hayden     -  Age 56  -  Vice President
	John I. Von Lehman   -  Age 42  -  Vice President, Treasurer and
					    Chief Financial Officer
	Thomas J. Rohs       -  Age 53  -  Vice President
	J. P. Hayden, III    -  Age 42  -  Vice President
	John W. Hayden       -  Age 37  -  Vice President
	Michael L. Flowers   -  Age 43  -  Vice President, Assistant Secretary
					    and Chief In-House Counsel

	J. P. Hayden, Jr. and Robert W. Hayden are brothers. J. P. Hayden, III and John W. Hayden are sons of J. P. Hayden, Jr.

	During 1991, Michael L. Flowers (formerly Assistant Secretary) was elected Vice President.

	The officers listed above have served in the positions indicated for the past five years (except as noted above).

ITEM 11.Executive Compensation.
	Incorporated by reference to the Registrant's Proxy Statement dated March 17, 1995.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant's Proxy Statement dated March 17, 1995.

ITEM 13.Certain Relationships and Related Transactions.
	Incorporated by reference to the Registrant's Proxy Statement dated March 17, 1995.

				  PART IV

ITEM 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) 1. Financial Statements.
	    Incorporated by reference in Part II of this report:
	      Data pertaining to The Midland Company and Subsidiaries -
		 Report of Independent Public Accountants.
		 Consolidated Balance Sheets, December 31, 1994 and 1993. Consolidated Statements of Income and Retained Earnings for
		    the Years Ended December 31, 1994, 1993 and 1992.
		 Consolidated Statements of Cash Flows for the Years Ended
		    December 31, 1994, 1993 and 1992.
		 Notes to Consolidated Financial Statements.

     (a) 2. Financial Statement Schedules.
	    Included in Part IV of this report:
	      Data pertaining to The Midland Company and Subsidiaries -     Page

		 Independent Auditors' Consent and Report on Schedules         7
		 Schedule II - Allowance for Losses for the Years
		   Ended December 31, 1994, 1993 and 1992                      8

	       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a) 3. Exhibits.
	    3. Articles of Incorporation and By-Laws - Filed as Exhibit 3
	       to the Registrant's 1980 Annual Report on Form 10-K, and incorporated herein by reference.
	   10. A description of the Company's Stock Option Plan and
	       Profit Sharing Plan - Incorporated by reference to the Registrant's Proxy Statement dated March 17, 1995.
	   11. Computation of Consolidated Net Income Per Share for the
	       years ended December 31, 1994, 1993 and 1992.                   9
	   13. Annual Report to security holders - Incorporated by
	       reference to the Registrant's 1994 Annual Report to
	       Shareholders
	   21. Subsidiaries of the Registrant                                 10
	   22. Registrant's Proxy Statement dated - Incorporated by reference to the Registrant's Proxy Statement dated
	       March 17, 1995.
	   23. Independent Auditors' Consent - Included in Consent and
	       Report on Schedules referred to under Item 14(a)2 above.
	   27. Financila Data Schedule.

     (b) Reports on Form 8-K - Incorporated by reference to the
	 Registrant's Current Report on Form 8-K dated January 5, 1995.

				    SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			      THE MIDLAND COMPANY

       Signature                        Title                         Date


    S/ J. P. Hayden, Jr.        Chairman, and                     March 2, 1995
    (J. P. Hayden, Jr.)          Chief Executive Officer


    S/ John I. Von Lehman       Vice President, Treasurer,        March 2, 1995
    (John I. Von Lehman)         Chief Financial Officer and
				 Chief Accounting Officer

			       SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

			      THE MIDLAND COMPANY

      Signature                   Title                          Date

 S/ George R. Baker          Director                         March 2, 1995
 (George R. Baker)

 S/ James H. Carey           Director and Member              March 2, 1995
 (James H. Carey)             of Audit Committee

 S/ Michael J. Conaton       President, Chief Operating       March 2, 1995
 (Michael J. Conaton)         Officer and Director

 S/ J. P. Hayden, Jr.        Chairman, Chief Executive        March 2, 1995
 (J. P. Hayden, Jr.)          Officer and Director

 S/ J. P. Hayden, III        Vice President and Director      March 2, 1995
 (J. P. Hayden, III)

 S/ John W. Hayden           Vice President and Director      March 2, 1995
 (John W. Hayden)

 S/ Robert W. Hayden         Vice President and Director      March 2, 1995
 (Robert W. Hayden)

 S/ William T. Hayden        Director                         March 2, 1995
 (William T. Hayden)

 S/ William J. Keating       Director                         March 2, 1995
 (William J. Keating)

 S/ William McD. Kite        Director                         March 2, 1995
 (William McD. Kite)

 S/ John R. LaBar            Vice President, Secretary        March 2, 1995
 (John R. LaBar)              and Director

 S/ John M. O'Mara           Director and Member              March 2, 1995
 (John M. O'Mara)             of Audit Committee

 S/ John R. Orther           Director and Member              March 2, 1995
 (John R. Orther)             of Audit Committee

 S/ William F. Plettner      Director                         March 2, 1995
 (William F. Plettner)

 S/ Glenn E. Schembechler    Director and Member              March 2, 1995
 (Glenn E. Schembechler)      of Audit Committee

 S/ John I. Von Lehman       Vice President, Treasurer,       March 2, 1995
 (John I. Von Lehman)         Chief Financial Officer,
			      Chief Accounting Officer
			      and Director

  INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES


  To the Shareholders of The Midland Company:

  We consent to the incorporation by reference in Registration Statement No. 33-48511 of The Midland Company on Form S-8 of our report dated February 16, 1995, incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedule of The Midland Company for the year ended December 31, 1994.

  Our audits of the consolidated financial statements referred to in our aforementioned report also included the financial statement schedule of The Midland Company and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





  Deloitte & Touche LLP
  Cincinnati, Ohio
  March 14, 1995

							       SCHEDULE II

			      THE MIDLAND COMPANY
			       AND SUBSIDIARIES

		       SCHEDULE II - ALLOWANCE FOR LOSSES
	      FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

					    ADDITIONS
			       BALANCE AT   CHARGED TO                 BALANCE
			       BEGINNING    COSTS AND   DEDUCTIONS     AT END
	 DESCRIPTION           OF PERIOD    EXPENSES   (ADDITIONS)    OF PERIOD
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994:


  Allowance For Losses        $ 1,117,000  $ 576,000  $ 158,000 (1)  $ 1,535,000


YEAR ENDED DECEMBER 31, 1993:

  Allowance For Losses        $ 1,192,000  $ 357,000  $ 432,000 (1)  $ 1,117,000


YEAR ENDED DECEMBER 31, 1992:

  Allowance For Losses        $ 1,133,000  $ 297,000  $ 238,000 (1)  $ 1,192,000

NOTES:  (1)  Accounts written off are net of recoveries.