Form 10-Q
period 1995-03-31
MIDLAND CO
filed 1995-05-15
CIK 66025

THE MIDLAND COMPANY

				  FORM 10-Q

			  FIRST QUARTER REPORT 1995

				  FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C. 20549


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			  EXCHANGE ACT OF 1934
For the quarterly period ended            March 31, 1995

				     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			  EXCHANGE ACT OF 1934
For the transition period from_______________to_________________________________
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


	The financial information furnished herein reflects all adjustments which are of a normal and recurring nature and, in the opinion of management, necessary to a fair statement of the results for the periods covered. Letters from Deloitte & Touche LLP, the Company's independent accountants, dated
April 20, 1995, are attached hereto as Exhibits I and II.

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes__X__. No_____.

	The number of common shares outstanding as of March 31, 1995 was 3,041,231.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     MARCH 31, 1995 AND DECEMBER 31, 1994

						      (Unaudited)
							Mar. 31,      Dec. 31,
				  ASSETS                  1995          1994
						    ------------- -------------
CASH                                                $  4,498,000  $  4,036,000
						    ------------- -------------
MARKETABLE SECURITIES                                274,494,000   278,088,000
						    ------------- -------------
RECEIVABLES:
  Accounts receivable                                 78,290,000    82,293,000
  Finance receivables (including amounts
   maturing after one year)                            4,543,000     4,120,000
						    ------------- -------------
    Sub-Total                                         82,833,000    86,413,000
   Less allowance for losses                           1,392,000     1,535,000
						    ------------- -------------
    Net                                               81,441,000    84,878,000
						    ------------- -------------
INVENTORY - SPORTSWEAR DIVISION                       13,415,000    11,116,000
						    ------------- -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST              117,396,000   109,729,000
 Less accumulated depreciation and amortization       45,126,000    43,687,000
						    ------------- -------------
  Property, Plant and Equipment - Net                 72,270,000    66,042,000
						    ------------- -------------
DEFERRED INSURANCE POLICY ACQUISITION COSTS           39,661,000    37,653,000
						    ------------- -------------
OTHER ASSETS                                             685,000       733,000
						    ------------- -------------
 TOTAL                                              $486,464,000  $482,546,000
						    ============= =============

Note: The December 31, 1994 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		    MARCH 31, 1995 AND DECEMBER 31, 1994

						      (Unaudited)
							Mar. 31,      Dec. 31,
	    LIABILITIES & SHAREHOLDERS' EQUITY            1995          1994
						    ------------- -------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                             $ 14,000,000  $ 22,000,000
  Commercial paper                                     5,312,000     5,546,000
						    ------------- -------------
    Total                                             19,312,000    27,546,000
						    ------------- -------------
ACCOUNTS PAYABLE - TRADE                               4,345,000     6,232,000
						    ------------- -------------
OTHER PAYABLES AND ACCRUALS                           45,059,000    46,455,000
						    ------------- -------------
CURRENT PORTION OF LONG-TERM DEBT                      2,454,000     2,451,000
						    ------------- -------------
UNEARNED INSURANCE PREMIUMS                          162,176,000   158,316,000
						    ------------- -------------
INSURANCE LOSS RESERVES                               56,486,000    57,715,000
						    ------------- -------------
DEFERRED FEDERAL INCOME TAX                           10,174,000     6,754,000
						    ------------- -------------
LONG-TERM DEBT                                        44,038,000    44,640,000
						    ------------- -------------
SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding:
   3,041,000 shares at March 31, 1995 and
   2,997,000 shares at December 31, 1994 after
   deducting treasury stock of 602,000 shares and
   646,000 shares, respectively)                         911,000       911,000
  Additional paid-in capital                          15,388,000    14,607,000
  Retained earnings                                  135,014,000   131,675,000
  Net unrealized gain on marketable securities         9,427,000     2,754,000
  Treasury stock - at cost                           (15,600,000)  (16,648,000)
  Unvested restricted stock awards                    (2,720,000)     (862,000)
						    ------------- -------------
    Total                                            142,420,000   132,437,000
						    ------------- -------------
    TOTAL                                           $486,464,000  $482,546,000
						    ============= =============

Note: The December 31, 1994 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
	       STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
	    FOR THE THREE-MONTHS ENDED MARCH 31, 1995 AND 1994



							  1995          1994
REVENUES:                                           ------------- -------------
  Insurance                                         $ 63,461,000  $ 51,364,000
  Transportation                                       6,871,000    11,716,000
  Sportswear                                           5,453,000     6,065,000
  Finance                                                154,000       171,000
						    ------------- -------------
    Total                                             75,939,000    69,316,000
						    ------------- -------------
COSTS AND EXPENSES:
  Insurance claims and policy acquisition costs       47,452,000    42,624,000
  Insurance operating and administrative expenses      7,980,000     5,768,000
  Transportation operating expenses                    5,811,000    11,524,000
  Sportswear operating expenses                        7,233,000     7,082,000
  Interest expense                                       976,000     1,171,000
  Other operating and administrative expenses          1,198,000       433,000
						    ------------- -------------
    Total                                             70,650,000    68,602,000
						    ------------- -------------
INCOME BEFORE FEDERAL INCOME TAX                       5,289,000       714,000

PROVISION (CREDIT) FOR FEDERAL INCOME TAX              1,478,000       (96,000)
						    ------------- -------------
NET INCOME                                          $  3,811,000  $    810,000
						    ============= =============
EARNINGS PER SHARE OF COMMON STOCK (A):             $       1.24  $       0.26
						    ============= =============
CASH DIVIDENDS PER SHARE OF COMMON STOCK            $      0.155  $      0.145
						    ============= =============

(A) Earnings per share of common stock have been computed by dividing net income by 3,083,000 shares in 1995 and 3,059,000 shares in 1994. The calculations assume the exercise of outstanding stock options and include the amortized portion of restricted stock awards.

(B) Certain reclassifications (minor in nature) have been made to 1994 amounts to conform to 1995 classification.

			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	      FOR THE THREE-MONTHS ENDED MARCH 31, 1995 AND 1994

							  1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:               ------------- -------------
  Net income                                        $  3,811,000  $    810,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      2,124,000     2,601,000
    Decrease (increase) in net accounts receivable     3,860,000    (6,306,000)
    Increase in unearned insurance premiums            3,860,000     5,177,000
    Decrease in accounts payable and accruals         (3,320,000)   (2,734,000)
    Increase in inventory-sportswear division         (2,299,000)   (1,618,000)
    Decrease (increase) in deferred insurance
     policy acquisition costs                         (2,008,000)      225,000
    Increase (decrease) in insurance loss reserves    (1,229,000)    6,852,000
    Decrease (increase) in other assets                   48,000      (102,000)
    Decrease in deferred federal income tax              (39,000)         -
    Other-net                                            301,000       205,000
						    ------------- -------------
      Net cash provided by operating activities        5,109,000     5,110,000
						    ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in cash equivalent marketable securities   26,113,000    26,179,000
  Purchase of marketable securities                  (19,341,000)  (48,469,000)
  Acquisition of property, plant and equipment        (8,626,000)   (3,503,000)
  Maturity of marketable securities                    3,383,000     2,537,000
  Sale of marketable securities                        3,284,000    29,857,000
  Net decrease (increase) in finance receivables        (423,000)      115,000
  Sale of property, plant and equipment                  382,000     1,287,000
						    ------------- -------------
      Net cash provided by investing activities        4,772,000     8,003,000
						    ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings               (8,234,000)  (12,201,000)
  Repayment of long-term debt                           (526,000)   (1,539,000)
  Dividends paid                                        (435,000)     (405,000)
  Purchase of treasury stock                            (203,000)      (52,000)
  Payment of capitalized lease obligations               (73,000)     (224,000)
  Issuance of treasury stock                              52,000        25,000
						    ------------- -------------
      Net cash used in financing activities           (9,419,000)  (14,396,000)
						    ------------- -------------
NET INCREASE (DECREASE) IN CASH                          462,000    (1,283,000)

CASH AT BEGINNING OF PERIOD                            4,036,000     3,935,000
						    ------------- -------------
CASH AT END OF PERIOD                               $  4,498,000  $  2,652,000
						    ============= =============

Supplemental Disclosures:
The Company paid interest of $609,000 and $1,135,000 and income taxes of $2,000,000 and $0 in the first three months of 1995 and 1994, respectively. In 1995, the Company issued 48,950 shares of Treasury Stock under a Restricted Stock Award program that relieved Treasury Stock by approximately $1,262,000 and also increasedadditional paid-in capital by approximately $855,000.

			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	A detailed discussion of the Company's liquidity and capital resources is included in the 1994 Annual Report on Form 10-K. Except as discussed below, no significant changes have taken place since that date and, accordingly, the discussion is not repeated here.

	The Company's property and casualty insurance division continues to grow due primarily to increased penetration in each of its marketing channels. Net premiums written in the first quarter of 1995 increased 27% over the first quarter of 1994. The increases in deferred insurance policy acquisition costs, unearned insurance premiums, insurance revenues, insurance claims and policy acquisition costs and insurance operating and administrative expenses are the result of this growth. The operating performance of this division in the first quarter of 1995 was excellent due primarily to mild weather conditions throughout the United States during 1995. This division's operating performance in the first quarter of 1994 was negatively impacted by the heavy losses from the California earthquake as well as unusually severe weather related losses during the period. Due primarily to the strong performance of the insurance division during the first quarter of 1995, the Company's overall operating performance during the first quarter was the second best first quarter in the Company's history.

	Transportation revenues and related expenses of the Company's transportation division decreased in the first quarter of 1995 due to this division's sale in December, 1994 of approximately 67% of its river transportation equipment as well as its affreightment contracts. The operating performance of this division improved significantly in the first quarter of 1995 due primarily to the strong performance of this division's brokerage operation which increased revenues and improved profitability in the first quarter of 1995 as compared to the first quarter of 1994. The transportation division's operating performance in the first quarter of 1994 was hindered by severe winter weather and unusual flooding conditions. M/G Transport Services, Inc. is the subject of a criminal prosecution and related civil litigation concerning the alleged disposal of bilge water and other refuse from vessels on the inland waterways. M/G disputes the allegations which give rise to the indictments, and intends to vigorously defend itself; the outcome cannot be reasonably estimated at this time.

	Sportswear revenues and related expenses of the Company's sportswear division in the first quarter of 1995 are comparable to the first quarter of 1994. The operating performance of this division declined in the first quarter of 1995 as compared to the first quarter of 1994, however, this division's operating performance is in line with management's expectations.

	Cash flows from operations and sales and maturities of marketable securities were used to reduce the Company's short-term bank borrowings and finance the increase in fixed assets. The increases in deferred federal income tax and net unrealized gain on marketable securities are the result of this increase in the market value of the Company's investments.

	The increase in fixed assets is due to the costs associated with the construction of the Company's new corporate headquarters facility which is currently under construction and scheduled for completion in the fall of 1995. The total cost of this facility is currently estimated at approximately $26,000,000 and will eventually be financed through conventional long-term debt financing.

	The increase in unvested restricted stock awards was due to an additional stock award in the first quarter of 1995 awarded under the Company's restricted stock award program.

	The federal income tax provision for the three-month periods ended March 31, 1995 and 1994 is different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:
							  1995          1994
						    ------------- -------------
Federal income tax at statutory rate                $  1,851,000  $    250,000
Tax effect of:
	Tax exempt interest and excludable
	  dividend income                               (371,000)     (366,000)
	Net life insurance tax deductions                (60,000)      (10,000)
	Investment tax credits                           (44,000)      (72,000)
	Other - net                                      102,000       102,000
						    ------------- -------------
	  Provision (credit) for federal income tax $  1,478,000  $    (96,000)
						    ============= =============

EXHIBIT I



INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 1995, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 16, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.






Deloitte & Touche LLP
Cincinnati, Ohio
April 20, 1995

EXHIBIT II



LETTER RE:  UNAUDITED INTERIM FINANCIAL INFORMATION


The Midland Company:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Midland Company and subsidiaries for the periods ended March 31, 1995 and 1994, as indicated in our report dated April 20, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference in Registration Statement No. 33-48511 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.




Deloitte & Touche LLP
Cincinnati, Ohio
April 20, 1995

			 PART II.  OTHER INFORMATION
			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
			       MARCH 31, 1995


Item 1. Legal Proceedings
	 M/G Transport Services, Inc., a subsidiary of the Registrant, is a named defendant in a criminal case that commenced on February 16, 1995, in the United States District Court for the Southern District of Ohio. The case is styled: United States of America vs. M/G Transport Services, et al. The case arises out of allegations that M/G's employees discharged or permitted the discharge of bilge water, ash and other refuse into the inland waterways over a period of years. Seven former employees have also been indicted. The Government may seek fines against the Company which could total $4.2 million if M/G Transport Services, Inc. is convicted on all nine counts. M/G disputes the allegations which give rise to the indictments, and intends to vigorously defend itself.

Item 2. Change in Securities
	      None

Item 3. Defaults Upon Senior Securities
	      None

Item 4. Submission of Matters to a Vote of Security Holders
	      None

Item 5. Other Information
	      None

Item 6. Exhibits and Reports on Form 8-K
	       a.)  None
	       b.) A Form 8-K dated January 5, 1995 was filed with the Commission regarding the sale in December, 1994 of certain river transportation assets.

				  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

						THE MIDLAND COMPANY

Date ___April 20, 1995__________        s/Michael J. Conaton_________________
					Michael J. Conaton, President
					and Chief Operating Officer


Date ___April 20, 1995__________        s/John I. Von Lehman_________________
					John I. Von Lehman, Vice President and
					Treasurer and Chief Financial Officer