Form 10-Q
period 1995-06-30
MIDLAND CO
filed 1995-08-11
CIK 66025

THE MIDLAND COMPANY
				   FORM 10-Q
			  FIRST QUARTER REPORT 1995

				   FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			  EXCHANGE ACT OF 1934
For the quarterly period ended     June  30, 1995

				     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			 EXCHANGE ACT OF 1934
For the transition period from____________________to____________________
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


	The financial information furnished herein reflects all adjustments which are of a normal and recurring nature and, in the opinion of management, necessary for a fair statement of the results for the periods covered. Letters from Deloitte & Touche, LLP, the Company's independent accountants, dated
July 20, 1995, are attached hereto as Exhibits I and II.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes_____X_____. No_________.

       The number of common shares outstanding as of June 30, 1995 was 3,021,231.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     JUNE 30, 1995 AND DECEMBER 31, 1994

						     (Unaudited)
						       June 30,       Dec. 31
			  ASSETS                         1995          1994
						    ------------- -------------
CASH                                                $   5,223,000 $   4,036,000
						    ------------- -------------
MARKETABLE SECURITIES                                 292,653,000   278,088,000
						    ------------- -------------
RECEIVABLES:
  Accounts receivable                                  94,298,000    82,293,000
  Finance receivables (including amounts
   maturing after one                                   4,436,000     4,120,000
						    ------------- -------------
    Sub-Total                                          98,734,000    86,413,000
  Less allowance for losses                             1,392,000     1,535,000
						    ------------- -------------
    Net                                                97,342,000    84,878,000
						    ------------- -------------
INVENTORY - SPORTSWEAR DIVISION                        21,557,000    11,116,000
						    ------------- -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST               123,680,000   109,729,000
  Less accumulated depreciation                        46,657,000    43,687,000
						    ------------- -------------
    Net                                                77,023,000    66,042,000
						    ------------- -------------
DEFERRED INSURANCE POLICY ACQUISITION COSTS            39,577,000    37,653,000
						    ------------- -------------
OTHER ASSETS                                              843,000       733,000
						    ------------- -------------
  TOTAL                                             $ 534,218,000 $ 482,546,000
						    ============= =============

Note: The December 31, 1994 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     JUNE 30, 1995 AND DECEMBER 31, 1994

						     (Unaudited)
						       June 30,       Dec. 31
	   LIABILITIES & SHAREHOLDERS' EQUITY            1995          1994
						    ------------- -------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                             $  30,000,000 $  22,000,000
  Commercial paper                                      5,521,000     5,546,000
						    ------------- -------------
    Total                                              35,521,000    27,546,000
						    ------------- -------------
ACCOUNTS PAYABLE - TRADE                                3,863,000     6,232,000
						    ------------- -------------
OTHER PAYABLES AND ACCRUALS                            59,391,000    46,455,000
						    ------------- -------------
CURRENT PORTION OF LONG-TERM DEBT                       2,466,000     2,451,000
						    ------------- -------------
UNEARNED INSURANCE PREMIUMS                           168,429,000   158,316,000
						    ------------- -------------
INSURANCE LOSS RESERVES                                64,579,000    57,715,000
						    ------------- -------------
DEFERRED FEDERAL INCOME TAX                            11,618,000     6,754,000
						    ------------- -------------
LONG-TERM DEBT                                         43,416,000    44,640,000
						    ------------- -------------
SHAREHOLDERS' EQUITY
  Common stock (issued and outstanding:
    3,021,000 shares at June 30, 1995 and 2,997,000
    shares at December 31, 1994 after deducting
    treasury stock of 622,000 shares and 646,000
    shares, respectively)                                 911,000       911,000
  Additional paid-in capital                           15,388,000    14,607,000
  Retained earnings                                   135,513,000   131,675,000
  Net unrealized gain on marketable securities         12,213,000     2,754,000
  Treasury stock - at cost                            (16,540,000)  (16,648,000)
  Unvested restricted stock awards                     (2,550,000)     (862,000)
						    ------------- -------------
    Total                                             144,935,000   132,437,000
						    ------------- -------------
    TOTAL                                           $ 534,218,000 $ 482,546,000
						    ============= =============

Note: The December 31, 1994 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
		STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
	  FOR THE SIX AND THREE-MONTHS ENDED JUNE 30, 1995 AND 1994


			      Six-Mos. Ended June 30,  Three-Mos. Ended June 30,
			     -------------------------  ------------------------
				  1995        1994          1995         1994
REVENUES:                    ------------ ------------  ----------- -----------
Insurance                    $137,836,000 $103,454,000  $74,375,000 $52,090,000
  Transportation               14,049,000   25,340,000    7,178,000  13,624,000
  Sportswear                   11,590,000   14,873,000    6,137,000   8,808,000
  Finance                         311,000      404,000      157,000     233,000
			     ------------ ------------  ----------- -----------
    Total                     163,786,000  144,071,000   87,847,000  74,755,000
			     ------------ ------------  ----------- -----------
COSTS AND EXPENSES:
  Insurance claims and
  policy acquisition costs    109,081,000   89,047,000   61,629,000  46,423,000
  Insurance operating and
  administrative expenses      16,606,000   12,093,000    8,626,000   6,325,000
  Transportation operating
  expenses                     12,235,000   23,635,000    6,424,000  12,111,000
  Sportswear operating
  expenses                     15,185,000   16,592,000    7,952,000   9,510,000
  Interest expense              2,225,000    2,411,000    1,249,000   1,240,000
  Other operating and
  administrative expenses       2,095,000      995,000      897,000     562,000
			     ------------ ------------  ----------- -----------
    Total                     157,427,000  144,773,000   86,777,000  76,171,000
			     ------------ ------------  ----------- -----------
INCOME (LOSS) BEFORE
   FEDERAL INCOME TAX           6,359,000     (702,000)   1,070,000  (1,416,000)

PROVISION (CREDIT) FOR
   FEDERAL INCOME TAX           1,581,000     (963,000)     103,000    (867,000)
			     ------------ ------------  ----------- -----------
NET INCOME (LOSS)            $  4,778,000 $    261,000 $    967,000 $  (549,000)
			     ============ ============  =========== ===========
EARNINGS PER SHARE OF
   COMMON STOCK (A)          $       1.55 $       0.09 $       0.31 $      0.17
CASH DIVIDENDS PER SHARE     ============ ============ ============ ===========
   OF COMMON STOCK           $       0.31 $       0.29 $      0.155 $     0.145
			     ============ ============ ============ ===========

(A) Earnings per share of common stock have been computed by dividing net income by 3,075,000 shares in 1995 and 3,051,000 shares in 1994. The calculations assume the exercise of outstanding stock options and include the amortized portion of restricted stock awards.

(B) Certain reclassifications (minor in nature) have been made to 1994 amounts to conform to 1995 classifications.

			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
	     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	      FOR THE SIX-MONTHS ENDED JUNE 30, 1995 AND 1994

							 1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:               ------------- --------------
  Net income                                        $   4,778,000 $     261,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                       4,325,000     5,325,000
    Increase in net accounts receivable               (12,148,000)  (19,545,000)
    Increase in unearned insurance premiums            10,113,000    20,637,000
    Increase (decrease) in other accounts payable
      and accruals                                     10,534,000    (1,151,000)
    Increase in inventory-sportswear division         (10,441,000)     (362,000)
    Increase in insurance loss reserves                 6,864,000    12,132,000
    Increase in deferred insurance policy
      acquisition costs                                (1,924,000)   (3,889,000)
    Decrease (increase) in other assets                  (110,000)      187,000
    Decrease in deferred federal income tax               (79,000)          -
    Other-net                                             (98,000)     (317,000)
						    ------------- -------------
      Net cash provided by operating activities        11,814,000    13,278,000
						    ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                 (68,831,000)  (55,069,000)
    Sale of marketable securities                      27,926,000    31,046,000
    Decrease in cash equivalent marketable securities  34,383,000    29,787,000
    Acquisition of property, plant and equipment      (15,587,000)   (7,663,000)
    Maturity of marketable securities                   6,377,000     4,071,000
    Sale of property, plant and equipment                 653,000     1,860,000
    Net decrease (increase) in finance receivables       (316,000)      200,000
						    ------------- -------------
      Net cash provided by (used in) investing
	activities                                    (15,395,000)    4,232,000
						    ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in net short-term borrowings    7,975,000   (13,939,000)
    Purchase of treasury stock                         (1,143,000)     (107,000)
    Repayment of long-term debt                        (1,060,000)   (3,078,000)
    Dividends paid                                       (907,000)     (840,000)
    Payment of capitalized lease obligations             (149,000)     (438,000)
    Issuance of treasury stock                             52,000        28,000
						    ------------- -------------
      Net cash provided by (used in) financing
	activities                                      4,768,000   (18,374,000)
						    ------------- -------------
NET INCREASE (DECREASE) IN CASH                         1,187,000      (864,000)

CASH AT BEGINNING OF PERIOD                             4,036,000     3,935,000
						    ------------- -------------
CASH AT END OF PERIOD                               $   5,223,000 $   3,071,000
						    ============= =============

Supplemental Disclosures:
The Company paid interest of $1,483,000 and $1,850,000 and income taxes of $5,000,000 and $25,000 in the first six months of 1995 and 1994, respectively. In 1995, the Company issued 48,950 shares of Treasury Stock under a Restricted Stock Award program that relieved Treasury Stock by approximately $1,262,000 and also increased additional paid-in capital by approximately $855,000.

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

	The Company's property and casualty insurance division continues to grow due primarily to increased penetration in each of its marketing channels.
Both written premiums and earned premiums have increased during the first half and second quarter of 1995 as compared to the same periods in 1994. The increases in accounts receivable, deferred insurance policy acquisition costs, other payables and accruals, unearned premiums, loss reserves, revenues, claims and policy acquisition costs and operating and administrative expenses are all due to this growth. The operating performance of this division improved during the first six months of 1995 as compared to the first six months of 1994 due to fewer weather-related losses in 1995 than 1994. The Company's combined ratio, the ratio of losses and expenses to premiums earned, improved favorably from 104% for the first six months of 1994 to 98% for the same period in 1995. The operating results for the second quarter of 1995 were adversely impacted by the storms which plagued Texas and the southeastern United States in May, 1995, however, weather-related losses were more severe during the second quarter of 1994 than the current quarter. The impact of these weather-related losses in both years was reduced by capital gains realized in both years. Pre-tax realized capital gains were $1,941,000 in the first six months of 1995 of which $2,028,000 were realized during the second quarter of 1995. Pre-tax realized capital gains amounted to $2,077,000 during the first six months of 1994 of which $2,136,000 were realized during the first quarter of 1994.

	Transportation revenues and related expenses of the Company's transportation division decreased during the first six months and second quarter of 1995 as compared to the comparable periods in 1994 due to this division's sale in December, 1994 of approximately 67% of its river transportation equipment as well as its affreightment contracts. The operating performance of this division improved during the first six months of 1995 as compared to the prior year six month period due primarily to the severe winter weather and flooding conditions which adversely impacted the division's performance during the first quarter of 1994. This division's operating results in the second quarter of 1995 were comparable to the same period in 1994. M/G Transport Services, Inc. is the subject of a criminal prosecution and related civil litigation concerning the alleged disposal of bilge water and other refuse from vessels on the inland waterways. M/G disputes the allegations which give rise to the indictments and intends to vigorously defend itself; the outcome cannot be reasonably estimated at this time.

	Sportswear revenues and related expenses as well as the overall operating performance of the Company's sportswear division decreased in the first six months and second quarter of 1995 relative to the comparable periods in 1994. These declines were reflective of a general downturn within the entire sportswear apparel industry which is affecting numerous companies within the industry. In light of this overall situation, Management does not expect CS Crable's operating margins to improve at least through the remainder of this year.

	The increases in deferred federal income tax and net unrealized gain on marketable securities are primarily attributable to the increases in the market values of the Company's investments. The increase in marketable securities is a result of the increase in the market value of the Company's investments previously held as well as additional investments purchased with funds generated from operation.

	The increases in fixed assets and short-term bank borrowings are due to the costs associated with the construction of the Company's new corporate headquarters facility which is currently under construction and scheduled for completion in the fall of 1995. The total cost of this facility is currently estimated at approximately $28,000,000 and will eventually be financed through conventional long-term debt or sale and leaseback financing.

	The increase in unvested restricted stock awards was due to an additional stock award in the first quarter of 1995 awarded under the Company's restricted stock award program.

	The federal income tax provision for the three and six-month periods ended June 30, 1995 and 1994 is different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

			  Six-Mos. Ended June 30,      Three-Mos. Ended June 30,
			    1995         1994             1995          1994
		      -------------  -------------  ------------- -------------
Federal income tax at
  statutory rate      $   2,226,000  $    (246,000) $     375,000 $    (496,000)
Add (deduct) the tax
 effect of: Tax
  exempt interest and
  excludable dividend
  income                   (756,000)      (744,000)      (385,000)     (378,000)
 Investment tax credits     (88,000)      (144,000)       (44,000)      (72,000)
 Net life insurance tax
  deductions                    -          (35,000)        60,000       (25,000)
 Other items-net            199,000        206,000         97,000       104,000
		      -------------  -------------  ------------- -------------
  Provision (credit)
   for federal income
   tax                $   1,581,000  $    (963,000) $     103,000 $    (867,000)
		      =============  =============  ============= =============

EXHIBIT I


INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of June 30, 1995, and the related consolidated statements of income for the three month and six month periods ended June 30, 1995 and 1994 and of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
Cincinnati, Ohio
July 20, 1995

EXHIBIT II


LETTER RE:  UNAUDITED INTERIM FINANCIAL INFORMATION


The Midland Company:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Midland Company and subsidiaries for the periods ended June 30, 1995 and 1994, as indicated in our report dated July 20, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated by reference in Registration Statement No. 33-48511 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


Deloitte & Touche LLP
Cincinnati, Ohio
July 20, 1995

			 PART II.  OTHER INFORMATION
			     THE MIDLAND COMPANY
			      AND SUBSIDIARIES
			       JUNE 30, 1995



Item 1. Legal Proceedings
	 Reference is made to the March 31, 1995 Registrant's Form 10Q.

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


				 THE MIDLAND COMPANY



Date ___July 20, 1995_____________      s/Michael J. Conaton_________________
					Michael J. Conaton, President
					and Chief Operating Officer



Date ___July 20, 1995_____________      s/John I. Von Lehman_________________
					John I. Von Lehman, Vice President and
					Treasurer and Chief Financial Officer