Form 10-Q
period 1995-09-30
MIDLAND CO
filed 1995-11-14
CIK 66025

FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			     EXCHANGE ACT OF 1934
For the quarterly period ended _____September 30, 1995________________________

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			     EXCHANGE ACT OF 1934
For the transition period from __________to___________________________________
Commission file number _____________1-6026____________________________________
____________________________The Midland Company_______________________________
	 (Exact name of registrant as specified in its charter)

______Incorporated in Ohio__________________     ________31-0742526___________
(State or other jurisdiction of incorporation        (I.R.S. Employer
	 or organization)                           Identification No.)

	       7000 Midland Boulevard, Amelia, Ohio  45102-2607
		   (Address of principal executive offices)
				  (Zip Code)

				(513) 943-7100
	     (Registrant's telephone number, including area code)


		537 E. Pete Rose Way, Cincinnati, Ohio  45202
	     (Former name, former address and former fiscal year,
			if changed since last report)


	The financial information furnished herein reflects all adjustments which are of a normal and recurring nature and, in the opinion of management, necessary for a fair statement of the results for the periods covered. Letters from Deloitte & Touche LLP, the Company's independent accountants, dated October 19, 1995, are attached hereto as Exhibits I and II.

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes___X___. No_______.

	The number of common shares outstanding as of September 30, 1995 was 3,020,431.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

						   (Unaudited)
						    Sept. 30,         Dec. 31,
	      ASSETS                                  1995              1994
						--------------    --------------
CASH                                            $   4,462,000     $   4,036,000
						--------------    --------------
MARKETABLE SECURITIES                             327,920,000       278,088,000
						--------------    --------------
RECEIVABLES:
 Accounts receivable                              102,138,000        82,293,000
 Finance receivables (including
  amounts maturing after one year)                  2,664,000         4,120,000
						--------------    --------------
   Sub-Total                                      104,802,000        86,413,000
 Less allowance for losses                          1,601,000         1,535,000
						--------------    --------------
    Total                                         103,201,000        84,878,000
						--------------    --------------
INVENTORY - SPORTSWEAR DIVISION                    14,264,000        11,116,000
						--------------    --------------
PROPERTY, PLANT AND EQUIPMENT - AT COST           132,362,000       109,729,000
  Less accumulated depreciation                    48,183,000        43,687,000
						--------------    --------------
    Net                                            84,179,000        66,042,000
						--------------    --------------
DEFERRED INSURANCE POLICY ACQUISITION COSTS        43,732,000        37,653,000
						--------------    --------------
OTHER ASSETS                                          476,000           733,000
						--------------    --------------
  TOTAL                                         $ 578,234,000     $ 482,546,000
						==============    ==============

Note: The December 31, 1994 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

						   (Unaudited)
						    Sept. 30,         Dec. 31,
     LIABILITIES & SHAREHOLDERS' EQUITY               1995              1994
						--------------    --------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                         $  38,000,000     $  22,000,000
  Commercial paper                                  5,243,000         5,546,000
						--------------    --------------
    Total                                          43,243,000        27,546,000
						--------------    --------------
ACCOUNTS PAYABLE - TRADE                            4,239,000         6,232,000
						--------------    --------------
OTHER PAYABLES AND ACCRUALS                        68,678,000        46,455,000
						--------------    --------------
CURRENT PORTION OF LONG-TERM DEBT                   2,478,000         2,451,000
						--------------    --------------
UNEARNED INSURANCE PREMIUMS                       189,213,000       158,316,000

INSURANCE LOSS RESERVES                            63,676,000        57,715,000
						--------------    --------------
DEFERRED FEDERAL INCOME TAX                        13,545,000         6,754,000
						--------------    --------------
LONG-TERM DEBT                                     42,793,000        44,640,000
						--------------    --------------
SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding:
    3,020,000 shares at September 30, 1995 and
    2,997,000 shares at December 31, 1994 after
    deducting treasury stock of 622,000 shares
    and 646,000 shares, respectively)                 911,000           911,000
  Additional paid-in capital                       15,388,000        14,607,000
  Retained earnings                               137,197,000       131,675,000
  Net unrealized gain on marketable securities     15,793,000         2,754,000
  Treasury stock - at cost                        (16,540,000)      (16,648,000)
  Unvested restricted stock awards                 (2,380,000)         (862,000)
						--------------    --------------
    Total                                         150,369,000       132,437,000
						--------------    --------------
    TOTAL                                       $ 578,234,000     $ 482,546,000
						==============    ==============

Note: The December 31, 1994 balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by generally accepted accounting principles.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		 STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
	FOR THE NINE AND THREE-MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


			    Nine-Mos. Ended Sept. 30, Three-Mos. Ended Sept. 30,
			       1995           1994        1995         1994
			  ------------- ------------- ------------ ------------
REVENUES:
 Insurance                $ 208,958,000 $ 160,214,000 $ 71,122,000 $ 56,636,000
 Transportation              22,207,000    38,606,000    8,158,000   13,266,000
 Sportswear                  25,971,000    29,796,000   14,381,000   14,923,000
 Finance                        676,000       827,000      365,000      293,000
			  ------------- ------------- ------------ ------------
   Total                    257,812,000   229,443,000   94,026,000   85,118,000
			  ------------- ------------- ------------ ------------
COSTS AND EXPENSES:
 Insurance claims and
  policy acquisition costs  162,462,000   134,083,000   53,382,000   45,035,000
 Insurance operating and
  administrative expenses    27,533,000    19,168,000   10,927,000    6,821,000
 Transportation operating
  expenses                   19,570,000    34,593,000    7,335,000   10,958,000
 Sportswear operating
  expenses                   33,243,000    31,727,000   18,058,000   15,135,000
 Interest expense             3,025,000     3,638,000      800,000    1,227,000
 Other operating and
  administrative expenses     2,852,000     1,491,000      756,000      497,000
			  ------------- ------------- ------------ ------------
   Total                    248,685,000   224,700,000   91,258,000   79,673,000
			  ------------- ------------- ------------ ------------
INCOME BEFORE FEDERAL
 INCOME TAX                   9,127,000     4,743,000    2,768,000    5,445,000

PROVISION FOR FEDERAL
 INCOME TAX                   2,197,000       568,000      616,000    1,531,000
			  ------------- ------------- ------------ ------------
NET INCOME                $   6,930,000 $   4,175,000 $  2,152,000 $  3,914,000
			  ============= ============= ============ ============
EARNINGS PER SHARE OF
 COMMON STOCK             $        2.26 $        1.37 $       0.71 $       1.28
			  ============= ============= ============ ============
CASH DIVIDENDS PER SHARE
 OF COMMON STOCK          $       0.465 $       0.435 $      0.155 $      0.145
			  ============= ============= ============ ============

Note: Earnings per share of common stock have been computed by dividing net income by 3,071,000 shares in 1995 and 3,047,000 shares in 1994. The calculations assume the exercise of outstanding dilutive stock options and include the amortized portion of restricted stock awards.

      Certain reclassifications (minor in nature) have been made to 1994 amounts to conform to 1995 classifications.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	     FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

						      1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:           --------------    --------------
  Net income                                    $   6,930,000     $   4,175,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                   6,535,000         8,008,000
    Increase in unearned insurance premiums        30,897,000        33,974,000
    Increase in other accounts payable
     and accruals                                  20,197,000         3,455,000
    Increase in net accounts receivable           (19,779,000)      (24,690,000)
    Increase in deferred insurance policy
     acquisition costs                             (6,079,000)       (7,424,000)
    Increase in insurance loss reserves             5,961,000        12,829,000
    Decrease (increase) in inventory -
     sportswear division                           (3,148,000)        3,337,000
    Decrease in other assets                          257,000           624,000
    Decrease in deferred federal income tax          (118,000)            -
    Other-net                                         103,000          (134,000)
						--------------    --------------
      Net cash provided by operating activities    41,756,000        34,154,000
						--------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities              (115,782,000)      (74,171,000)
  Sale of marketable securities                    42,197,000        37,698,000
  Acquisition of property, plant and equipment (24,882,000) (10,167,000) Decrease in cash equivalent
   marketable securities                           22,613,000        19,368,000
  Maturity of marketable securities                20,805,000         6,875,000
  Net decrease in finance receivable                1,456,000         1,335,000
  Sale of property, plant and equipment               853,000         2,357,000
						--------------    --------------
      Net cash used in investing activities       (52,740,000)      (16,705,000)
						--------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in net short-term
   borrowings                                      15,697,000        (9,443,000)
  Repayment of long-term debt                      (1,593,000)       (7,119,000)
  Dividends paid                                   (1,376,000)       (1,193,000)
  Purchase of treasury stock                       (1,143,000)         (125,000)
  Payment of capitalized lease obligations           (227,000)         (805,000)
  Issuance of treasury stock                           52,000            28,000
						--------------    --------------
      Net cash provided by (used in)
       financing activities                        11,410,000       (18,657,000)
						--------------    --------------
NET INCREASE (DECREASE) IN CASH                       426,000        (1,208,000)

CASH AT BEGINNING OF PERIOD                         4,036,000         3,935,000
						--------------    --------------
CASH AT END OF PERIOD                           $   4,462,000     $   2,727,000
						==============    ==============
Supplemental Disclosures:
The Company paid interest of $3,866,000 and $3,603,000 and income taxes of $4,971,000 and $0 in the first nine months of 1995 and 1994, respectively. In 1995, the Company issued 48,950 shares of Treasury Stock under a Restricted Stock Award program that relieved Treasury Stock by approximately $1,262,000 and also increased additional paid-in capital by approximately $855,000.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	A detailed discussion of the Company's liquidity and capital resources is included in the 1994 Annual Report on Form 10-K. Except as discussed below, no significant changes have taken place since that date and, accordingly, the discussion is not repeated herein.

	The Company's property and casualty insurance division continues to grow due primarily to increased penetration in each of its marketing channels. Both written premiums and earned premiums have increased during the first nine months and third quarter of 1995 as compared to the same periods in 1994. The increases in accounts receivable, deferred insurance policy acquisition costs, other payables and accruals, unearned premiums, loss reserves, insurance revenues, claims and policy acquisition costs and insurance operating and administrative expenses are all due to this growth. The operating performance of this division improved during the first nine months and third quarter of 1995 as compared to the same periods of 1994 due to fewer weather-related losses in 1995 than 1994 and the devastating California earthquake that struck in the first quarter of 1994. The Company's combined ratio, the ratio of losses and expenses to premiums earned, improved favorably from 101.6% for the first nine months of 1994 to 97.4% for the same period in 1995. Pre-tax realized capital gains were $2,183,000 in the first nine months of 1995 compared to $2,314,000 during the first nine months of 1994.

	Transportation revenues and related expenses of the Company's transportation division decreased during the first nine months and third quarter of 1995 as compared to the comparable periods in 1994 due to this division's sale in December, 1994 of approximately 67% of its river transportation equipment as well as its affreightment contracts. The operating performance of this division (revenues less operating expenses and interest) improved during the first nine months of 1995 as compared to the prior year nine month period due primarily to the severe winter weather and flooding conditions which adversely impacted the division's performance during the first quarter of 1994. As previously reported, M/G Transport Services, Inc. is the subject of a criminal prosecution and related civil litigation concerning the alleged disposal of bilge water and other refuse from vessels on the inland waterways. M/G disputes the allegations which give rise to the indictments and intends to vigorously defend itself; the outcome cannot be reasonably estimated at this time.

	Sportswear revenues and related expenses as well as the overall operating performance of the Company's sportswear division decreased in the first nine months and third quarter of 1995 relative to the comparable periods in 1994. These declines were reflective of a general downturn within the entire sportswear apparel industry which is affecting numerous companies within the industry. Reacting to this condition, Crable's revamped Management Team established a policy in the third quarter to sell off as much excess inventory as it possibly could through every expedient channel and increased its reserve for inventory obsolescence. In light of this overall situation, Management does not expect CS Crable's operating margins to improve at least through the remainder of this year.

	The increases in deferred federal income tax and net unrealized gain on marketable securities are primarily attributable to the increases in the market values of the Company's investments. The increase in marketable securities is a result of the increase in the market value of the Company's investments previously held as well as additional investments purchased with funds generated from the growth in the Company's insurance operations.

	The increases in fixed assets and short-term bank borrowings are due to the costs associated with the construction of the Company's new corporate headquarters facility. The total cost of this facility, which was occupied in October of this year, is currently estimated at approximately $29,000,000 and is expected to be financed through conventional long-term debt.

	The increase in unvested restricted stock awards was due to an additional stock award in the first quarter of 1995 awarded under the Company's restricted stock award program.

	The federal income tax provision for the three and nine-month periods ended September 30, 1995 and 1994 is different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

			    Nine-Mos. Ended Sept. 30, Three-Mos. Ended Sept. 30,
			       1995           1994        1995         1994
			  ------------- ------------- ------------ ------------
Federal income tax at
 statutory rate           $   3,194,000 $   1,660,000 $    968,000 $  1,906,000
Add (deduct) the tax
 effect of:
  Tax exempt interest
   and dividend income       (1,162,000)   (1,114,000)    (406,000)    (370,000)
  Investment tax credits       (131,000)     (216,000)     (43,000)     (72,000)
  Other items-net               296,000       238,000       97,000       67,000
			  ------------- ------------- ------------ ------------
   Provision for federal
    income tax            $   2,197,000 $     568,000 $    616,000 $  1,531,000
			  ============= ============= ============ ============

				  EXHIBIT I


INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of September 30, 1995, and the related consolidated statements of income for the three-month and nine-month periods ended
September 30, 1995 and 1994 and of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP
Cincinnati, Ohio
October 19, 1995

				  EXHIBIT II


LETTER RE:  UNAUDITED INTERIM FINANCIAL INFORMATION

The Midland Company:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Midland Company and subsidiaries for the periods ended September 30, 1995 and 1994, as indicated in our report dated October 19, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, is incorporated by reference in Registration Statement No. 33-48511 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.




Deloitte & Touche LLP
Cincinnati, Ohio
October 19, 1995

			 PART II.  OTHER INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			      SEPTEMBER 30, 1995


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

						THE MIDLAND COMPANY


Date ___October 19, 1995__________      s/Michael J. Conaton_________________
					  Michael J. Conaton, President
					  and Chief Operating Officer


Date ___October 19, 1995__________      s/John I. Von Lehman_________________
					  John I. Von Lehman, Vice President and
					  Treasurer and Chief Financial Officer