Form 10-K
period 1995-12-31
MIDLAND CO
filed 1996-03-29
CIK 66025

THE MIDLAND COMPANY












				Annual Report

				 on Form 10-K

				    to the

		      Securities and Exchange Commission

				   for the

			 Year Ended December 31, 1995

		      SECURITIES AND EXCHANGE COMMISSION

			    WASHINGTON, D.C. 20549

				  FORM 10-K

				ANNUAL REPORT


		      Pursuant to Section 13 or 15(d) of
		     the Securities Exchange Act of 1934

		 For the Fiscal Year Ended December 31, 1995

		       Commission File Number - 1-6026

			     THE MIDLAND COMPANY

			     Incorporated in Ohio

		I.R.S. Employer Identification No. 31-0742526

			    7000 Midland Boulevard
			   Amelia, Ohio 45102-2607

			     Tel. (513) 943-7100

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

	Yes__X__        No_____

	The aggregate market value of the voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant as of March 14, 1996 was $149,518,562.

	Number of shares of common stock outstanding as of March 14, 1996 -
3,020,577.

		     Documents Incorporated by Reference

	Annual Report to Shareholders for the year ended December 31, 1995 is incorporated by reference into Parts I, II and IV.

	Registrant's Proxy Statement dated March 15, 1996 is incorporated by reference into Parts III and IV.

			     THE MIDLAND COMPANY
				  FORM 10-K
			      DECEMBER 31, 1995

				    PART I

ITEM 1.  Business.
	 Incorporated by reference to the inside front cover and pages 2 through 13 and 30 (Note 12) of the Registrant's 1995 Annual Report to Shareholders. The number of persons employed by the Registrant was approximately 875 at December 31, 1995.

ITEM 2.  Properties.
	 Incorporated by reference to the inside front cover and pages 2 through 13 of the Registrant's 1995 Annual Report to Shareholders.

ITEM 3.  Legal Proceedings.
	 A Grand Jury returned a nine count indictment against M/G Transport Services, Inc. in February, 1995, alleging violations of certain environmental laws. Seven former M/G employees were also indicted. The indictments alleged that M/G employees had, over a period of years, discharged or permitted the discharge, of bilge water, ash and other refuse into the inland waterways. M/G faced fines of up to $4.2 million.

	 The case, styled: United States of America vs. M/G Transport Services, et al., went to trial in the United States District Court for the District of Ohio beginning November 4, 1995. On December 22, 1995, the jury returned guilty verdicts against M/G on eight of the nine counts. Three of M/G's former employees were also found guilty on various counts.

	 M/G has challenged the verdicts and has preserved its rights of appeal. If the verdicts are affirmed by the court, M/G could be fined up to $3.7 million. Sentencing is not expected to occur before the end of March, 1996.

	 Related civil litigation is still pending, the outcome of which cannot be reasonably estimated at this time.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
	 None during the fourth quarter.

				   PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters.
	 Incorporated by reference to pages 16, 30 (Note 13) and 32 of the Registrant's 1995 Annual Report to Shareholders.

ITEM 6.  Selected Financial Data.
	 Incorporated by reference to page 17 of the Registrant's 1995 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
	 Incorporated by reference to pages 18 and 19 of the Registrant's 1995 Annual Report to Shareholders.

ITEM 8.  Financial Statements and Supplementary Data.
	 Incorporated by reference to pages 16 and 20 through 32 of the Registrant's 1995 Annual Report to Shareholders.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
	 None.

				   PART III

ITEM 10. Directors and Executive Officers of the Registrant.
	 Incorporated by reference to the Registrant's Proxy Statement dated March 15, 1996.

	 Executive Officers of the Company -
	 J. P. Hayden, Jr.  -  Age 66  -  Chairman and Chief Executive Officer
	 Michael J. Conaton -  Age 62  -  President and Chief Operating Officer
	 John R. LaBar      -  Age 64  -  Vice President and Secretary
	 Robert W. Hayden   -  Age 57  -  Vice President
	 John I. Von Lehman -  Age 43  -  Vice President, Treasurer and
					  Chief Financial Officer
	 Thomas J. Rohs     -  Age 54  -  Vice President
	 J. P. Hayden, III  -  Age 43  -  Vice President
	 John W. Hayden     -  Age 38  -  Vice President
	 Michael L. Flowers -  Age 44  -  Vice President, Assistant Secretary
					  and Chief In-House Counsel

	J. P. Hayden, Jr. and Robert W. Hayden are brothers. J. P. Hayden, III and John W. Hayden are sons of J. P. Hayden, Jr.

	During 1991, Michael L. Flowers (formerly Assistant Secretary) was elected Vice President.

	The officers listed above have served in the positions indicated for the past five years (except as noted above).

ITEM 11. Executive Compensation.
	 Incorporated by reference to the Registrant's Proxy Statement dated March 15, 1996.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant's Proxy Statement dated March 15, 1996.

ITEM 13. Certain Relationships and Related Transactions.
	 Incorporated by reference to the Registrant's Proxy Statement dated March 15, 1996.

				   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	(a) 1. Financial Statements.
	       Incorporated by reference in Part II of this report:
		 Data pertaining to The Midland Company and Subsidiaries -
		   Report of Independent Public Accountants.
		   Consolidated Balance Sheets, December 31, 1995 and 1994. Consolidated Statements of Income and Retained Earnings for
		     the Years Ended December 31, 1995, 1994 and 1993.
		   Consolidated Statements of Cash Flows for the Years Ended
		     December 31, 1995, 1994 and 1993.
		   Notes to Consolidated Financial Statements.

	(a) 2. Financial Statement Schedules.
	       Included in Part IV of this report:
		 Data pertaining to The Midland Company and Subsidiaries - Page

		 Independent Auditors Consent and Report on Schedules.       7
		 Schedule I - Condensed Financial Information of
		   Registrant.                                             8-12
		 Schedule II - Allowance for Losses for the Years Ended
		   December 31, 1995, 1994 and 1993.                         13

		   All other schedules for which provision is made in the
		applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	(a) 3. Exhibits.
	       3.  Articles of Incorporation and By-Laws - Filed as
		   Exhibit 3 to the Registrant's 1980 Annual Report on
		   Form 10-K, and incorporated herein by reference.
	       10. A description of the Company's Stock Option Plan and
		   Profit Sharing Plan - Incorporated by reference to the Registrant's Proxy Statement dated March 15, 1996.
	       11. Computation of Consolidated Net Income Per Share for
		   the years ended December 31, 1995, 1994 and 1993.         14
	       13. Annual Report to security holders - Incorporated by
		   reference to the Registrant's 1995 Annual Report to
		   Shareholders.
	       21. Subsidiaries of the Registrant.                           15
	       22. Registrant's Proxy Statement - Incorporated by reference
		   to the Registrant's Proxy Statement dated March 15, 1996.
	       23. Independent Auditors' Consent - Included in Consent and
		   Report on Schedules referred to under Item 14(a)2 above.
	       27. Financial Data Schedule.

	(b) Report on Form 8-K - No such reports filed or required to be filed in the fourth quarter of 1995.

				  SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					 THE MIDLAND COMPANY

	      Signature                   Title                       Date


	 S/ J. P. Hayden, Jr.         Chairman, and                March 7, 1996
	   (J. P. Hayden, Jr.)        Chief Executive Officer


	 S/ John I. Von Lehman        Vice President, Treasurer,   March 7, 1996
	   (John I. Von Lehman)       Chief Financial Officer and
				      Chief Accounting Officer

				  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

					 THE MIDLAND COMPANY

	      Signature                   Title                       Date

	 S/ George R. Baker           Director                     March 7, 1996
	   (George R. Baker)

	 S/ James H. Carey            Director and Member          March 7, 1996
	   (James H. Carey)            of Audit Committee

	 S/ Michael J. Conaton        President, Chief Operating   March 7, 1996
	   (Michael J. Conaton)        Officer and Director

	 S/ J. P. Hayden, Jr.         Chairman, Chief Executive    March 7, 1996
	   (J. P. Hayden, Jr.)         Officer and Director

	 S/ J. P. Hayden, III         Vice President and Director  March 7, 1996
	   (J. P. Hayden, III)

	 S/ John W. Hayden            Vice President and Director  March 7, 1996
	   (John W. Hayden)

	 S/ Robert W. Hayden          Vice President and Director  March 7, 1996
	   (Robert W. Hayden)

	 S/ William T. Hayden         Director                     March 7, 1996
	   (William T. Hayden)

	 S/ William J. Keating        Director                     March 7, 1996
	   (William J. Keating)

	 S/ William McD. Kite         Director                     March 7, 1996
	   (William McD. Kite)

	 S/ John R. LaBar             Vice President, Secretary    March 7, 1996
	   (John R. LaBar)             and Director

	 S/ John M. O'Mara            Director and Member          March 7, 1996
	   (John M. O'Mara)            of Audit Committee

	 S/ John R. Orther            Director and Member          March 7, 1996
	   (John R. Orther)            of Audit Committee

	 S/ William F. Plettner       Director                     March 7, 1996
	   (William F. Plettner)

	 S/ Glenn E. Schembechler     Director and Member          March 7, 1996
	   (Glenn E. Schembechler)     of Audit Committee

	 S/ John I. Von Lehman        Vice President, Treasurer,   March 7, 1996
	   (John I. Von Lehman)        Chief Financial Officer,
				       Chief Accounting Officer
				       and Director

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES


To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statement No. 33-64821 on Form S-3 and No. 33-48511 on Form S-8 of The Midland Company of our report dated February 15, 1996, incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 1995.

Our audits of the consolidated financial statements referred to in our aforementioned report also included the financial statement schedules of The Midland Company and its subsidiaries, listed in Item 14 (a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


S/ Deloitte & Touche LLP

Deloitte & Touche LLP
Cincinnati, Ohio
March 22, 1996

		      THE MIDLAND COMPANY (Parent Only)

	  Schedule I - Condensed Financial Information of Registrant
		     Condensed Balance Sheet Information
			  December 31, 1995 and 1994


		  ASSETS                                1995           1994
						   -----------------------------
Cash                                               $     240,000  $     184,000
						   -----------------------------
Marketable Securities (at market value)                8,116,000     10,974,000
						   -----------------------------
Receivables - Net                                      7,230,000      4,118,000
						   -----------------------------
Property, Plant and Equipment (at cost)               54,958,000     47,363,000
  Less Accumulated Depreciation                        4,112,000     12,935,000
						   -----------------------------
    Net                                               50,846,000     34,428,000
						   -----------------------------
Other Assets                                           1,075,000         31,000
						   -----------------------------
Investment in Subsidiaries (at equity)               169,978,000    169,093,000
						   -----------------------------
    Total                                          $ 237,485,000  $ 218,828,000
						   =============================

		      THE MIDLAND COMPANY (Parent Only)

	  Schedule I - Condensed Financial Information of Registrant
		     Condensed Balance Sheet Information
			  December 31, 1995 and 1994


	   LIABILITIES AND SHAREHOLDERS' EQUITY         1995           1994
						   -----------------------------
Notes Payable within One Year:
  Banks (including current portion of
    long-term debt)                                $  31,767,000  $  22,265,000
  Commercial Paper                                     4,620,000      5,546,000
						   -----------------------------
    Total                                             36,387,000     27,811,000
						   -----------------------------
Other Payables and Accruals                            1,471,000        568,000
						   -----------------------------
Intercompany Payables                                 14,541,000     49,570,000
						   -----------------------------
Long-Term Debt                                        28,491,000      8,442,000
						   -----------------------------
Shareholders' Equity:
  Common Stock - No Par (issued and outstanding:
    3,020,000 shares at December 31, 1995 and
    2,997,000 shares at December 31, 1994 after
    deducting treasury stock of 623,000 shares
    and 646,000 shares, respectively)                    911,000        911,000
  Additional Paid-In Capital                          15,362,000     14,607,000
  Retained Earnings                                  139,350,000    131,675,000
  Net Unrealized Gain on Marketable Securities        19,716,000      2,754,000
  Treasury Stock (at cost)                           (16,575,000)   (16,648,000)
  Unvested Restricted Stock Awards                    (2,169,000)      (862,000)
						   -----------------------------
    Total                                            156,595,000    132,437,000
						   -----------------------------
    Total Liabilities and Shareholders' Equity     $ 237,485,000  $ 218,828,000
						   =============================

		      THE MIDLAND COMPANY (Parent Only)

	  Schedule I - Condensed Financial Information of Registrant
		  Condensed Statements of Income Information
	     For the Years Ended December 31, 1995, 1994 and 1993


					    1995          1994          1993
				       -----------------------------------------
Revenues:
Dividends from Subsidiaries            $ 35,117,000  $         -   $          -
  All Other Income, Primarily Charges
    to Subsidiaries                       9,434,000     8,001,000     7,018,000
				       -----------------------------------------
    Total Revenues                       44,551,000     8,001,000     7,018,000
				       -----------------------------------------
Expenses:
  Interest Expense                        5,248,000     3,442,000     2,739,000
  Depreciation and Amortization           4,884,000     3,715,000     2,884,000
  All Other Expenses                      1,727,000     1,968,000     1,430,000
				       -----------------------------------------
    Total Expenses                       11,859,000     9,125,000     7,053,000
				       -----------------------------------------
Income (Loss) Before Federal Income Tax,
  Cumulative Effect of Accounting Change
  and Change in Undistributed Income
  of Subsidiaries                        32,692,000    (1,124,000)      (35,000)
Provision (Credit) for Federal
  Income Tax                               (902,000)     (430,000)      214,000
				       -----------------------------------------
Income (Loss) Before Cumulative Effect
  of Accounting Change and Change in
  Undistributed Income of Subsidiaries   33,594,000      (694,000)     (249,000)
Cumulative Effect of Change in
  Accounting for Income Taxes                     -             -     3,358,000
				       -----------------------------------------
Income (Loss) Before Change in
  Undistributed Income of Subsidiaries   33,594,000      (694,000)    3,109,000
Less - Distributed Income of
  Subsidiaries                          (35,117,000)            -             -
Plus - Undistributed Income of
  Subsidiaries                           11,075,000    10,113,000    14,863,000
				       -----------------------------------------
    Net Income                         $  9,552,000  $  9,419,000  $ 17,972,000
				       =========================================

		      THE MIDLAND COMPANY (Parent Only)

	  Schedule I - Condensed Financial Information of Registrant
		Condensed Statements of Cash Flows Information
	     For the Years Ended December 31, 1995, 1994 and 1993

					    1995          1994          1993
				       -----------------------------------------
Cash Flows from Operating Activities:
  Net Income                           $  9,552,000  $  9,419,000  $ 17,972,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Undistributed income of
     subsidiaries                       (11,075,000)  (10,113,000)  (14,863,000)
    Dividends received from subsidiaries 35,117,000             -             -
    Depreciation and amortization         4,884,000     3,715,000     2,884,000
    Increase in receivables              (3,995,000)       (5,000)   (2,951,000)
    Increase in other assets             (1,044,000)       (3,000)       (8,000)
    Increase (decrease) in other
     payables & accruals                    871,000    (7,610,000)   (1,749,000)
    Other - net                             166,000        71,000     2,128,000
				       -----------------------------------------
      Net cash provided by (used in)
       operating activities              34,476,000    (4,526,000)    3,413,000
				       -----------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property, plant
   & equipment                          (28,060,000)  (12,083,000)  (11,085,000)
  Capital contributions to subsidiaries  (2,999,000)   (2,847,000)            -
  Sale of property, plant & equipment       599,000       349,000             -
  Change in investments (excluding
   unrealized appreciation/depreciation)  5,379,000    (4,814,000)     (232,000)
				       -----------------------------------------
      Net cash provided by (used in)
       investing activities             (25,081,000)  (19,395,000)  (11,317,000)
				       -----------------------------------------
Cash Flows from Financing Activities:
  Net change in intercompany payables   (35,029,000)   34,662,000       622,000
  Increase (decrease) in long-term debt  20,551,000      (250,000)    8,957,000
  Increase (decrease) in short-term
   borrowings                             8,074,000    (8,756,000)      436,000
  Dividends paid                         (1,844,000)   (1,628,000)   (1,590,000)
  Purchase of treasury stock             (1,143,000)     (118,000)     (799,000)
  Issuance of treasury stock                 52,000        32,000       215,000
				       -----------------------------------------
      Net cash provided by (used in)
       financing activities              (9,339,000)   23,942,000     7,841,000
				       -----------------------------------------
Net Increase (Decrease) in Cash              56,000        21,000       (63,000)

Cash at Beginning of Year                   184,000       163,000       226,000
				       -----------------------------------------
Cash at End of Year                    $    240,000  $    184,000  $    163,000
				       =========================================

		      THE MIDLAND COMPANY (Parent Only)

	  Schedule I - Condensed Financial Information of Registrant
		   Notes to Condensed Financial Information
		For the Years Ended December 31, 1995 and 1994


The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 1995 Annual Report to shareholders.

Total debt of the Registrant (parent only) consists of the following:

						       DECEMBER 31,
					      ------------------------------
						   1995            1994
					      ------------------------------
Short-Term Bank Borrowings                    $  31,000,000   $  22,000,000
Commercial Paper                                  4,620,000       5,546,000
Secured Mortgage Notes:
  6.94% - Due December 20, 2005                  20,800,000               -
  5.82% - Due December 1, 2003                    8,458,000       8,707,000
					      ------------------------------
    Total Debt                                $  64,878,000   $  36,253,000
					      ==============================

See Note 6 to the consolidated financial statements included in the 1995 Annual Report to Shareholders for further information on the Company's outstanding debt at December 31, 1995.

The amount of debt, other than debt eliminated in consolidation, that becomes due during each of the next five years is as follows: 1996 - $36,387,000; 1997 - $824,000; 1998 - $880,000; 1999 - $939,000; 2000 - $998,000.

								     SCHEDULE II

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES

		      SCHEDULE II - ALLOWANCE FOR LOSSES
	     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

					     ADDITIONS
				BALANCE AT   CHARGED TO                BALANCE
				BEGINNING    COSTS AND                 AT END
	    DESCRIPTION         OF PERIOD    EXPENSES    DEDUCTIONS   OF PERIOD
			       -------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:

  Allowance For Losses         $ 1,535,000  $ 468,000  $ 641,000(1)  $ 1,362,000


YEAR ENDED DECEMBER 31, 1994:

  Allowance For Losses         $ 1,117,000  $ 576,000  $ 158,000(1)  $ 1,535,000


YEAR ENDED DECEMBER 31, 1993:

  Allowance For Losses         $ 1,192,000  $ 357,000  $ 432,000(1)  $ 1,117,000


NOTES:  (1)  Accounts written off are net of recoveries.