Form 10-Q
period 1996-03-31
MIDLAND CO
filed 1996-05-15
CIK 66025

AMERICAN STOCK EXCHANGE

			     NEW YORK, N.Y. 10006

				  FORM 10-Q

			   FIRST QUARTER REPORT 1996

				  FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549


(Mark One)
[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		  EXCHANGE ACT OF 1934
For the quarterly period ended________March 31, 1996___________________________

				       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		   EXCHANGE ACT OF 1934
For the transition period from________________to________________________________
Commission file number_______________1-6026_____________________________________
_______________________________The Midland Company______________________________
	    (Exact name of registrant as specified in its charter)

____Incorporated in Ohio__________         ___________31-0742526________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

	       7000 Midland Boulevard, Amelia, Ohio 45102-2607
		   (Address of principal executive offices)
				  (Zip Code)

				(513) 943-7100
	     (Registrant's telephone number, including area code)

				      N/A
	     (Former name, former address and former fiscal year,
			if changed since last report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes____x____. No_________.

	The number of common shares outstanding as of March 31, 1996 was 3,020,577.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     MARCH 31, 1996 AND DECEMBER 31, 1995

						  (Unaudited)
						    Mar. 31,         Dec. 31,
		ASSETS                                1996             1995
						---------------  ---------------
CASH                                             $   4,301,000    $   6,385,000
						---------------  ---------------
MARKETABLE SECURITIES                              352,390,000      367,054,000
						---------------  ---------------
RECEIVABLES:
  Accounts receivable                               99,635,000       94,677,000
  Less allowance for losses                          1,364,000        1,362,000
						---------------  ---------------
    Net                                             98,271,000       93,315,000
						---------------  ---------------
INVENTORY - SPORTSWEAR DIVISION                      5,196,000        6,954,000
						---------------  ---------------
PROPERTY, PLANT AND EQUIPMENT - AT COST            128,219,000      131,616,000
  Less accumulated depreciation and amortization    42,282,000       45,767,000
						---------------  ---------------
    Property, Plant and Equipment - Net             85,937,000       85,849,000
						---------------  ---------------
DEFERRED INSURANCE POLICY ACQUISITION COSTS         41,487,000       43,146,000
						---------------  ---------------
OTHER ASSETS                                         2,520,000        2,000,000
						---------------  ---------------
  TOTAL                                          $ 590,102,000    $ 604,703,000
						===============  ===============

See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     MARCH 31, 1996 AND DECEMBER 31, 1995

						  (Unaudited)
						    Mar. 31,         Dec. 31,
    LIABILITIES & SHAREHOLDERS' EQUITY                1996             1995
						---------------  ---------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                          $  18,000,000    $  31,000,000
  Commercial paper                                   5,341,000        4,620,000
						---------------  ---------------
    Total                                           23,341,000       35,620,000
						---------------  ---------------
ACCOUNTS PAYABLE - TRADE                             7,455,000        5,449,000
						---------------  ---------------
OTHER PAYABLES AND ACCRUALS                         62,349,000       68,045,000
						---------------  ---------------
CURRENT PORTION OF LONG-TERM DEBT                    3,013,000        2,986,000
						---------------  ---------------
UNEARNED INSURANCE PREMIUMS                        187,156,000      190,948,000
						---------------  ---------------
INSURANCE LOSS RESERVES                             84,500,000       68,347,000
						---------------  ---------------
DEFERRED FEDERAL INCOME TAX                         12,572,000       14,243,000
						---------------  ---------------
LONG-TERM DEBT                                      61,702,000       62,470,000
						---------------  ---------------
SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding:
   3,021,000 shares at March 31, 1996 and
   3,020,000 shares at December 31, 1995
   after deducting treasury stock of 622,000
   shares and 623,000 shares, respectively)            911,000          911,000
  Additional paid-in capital                        15,375,000       15,362,000
  Retained earnings                                133,608,000      139,350,000
  Net unrealized gain on marketable securities      16,680,000       19,716,000
  Treasury stock - at cost                         (16,558,000)     (16,575,000)
  Unvested restricted stock awards                  (2,002,000)      (2,169,000)
						---------------  ---------------
    Total                                          148,014,000      156,595,000
						---------------  ---------------
    TOTAL                                        $ 590,102,000    $ 604,703,000
						===============  ===============

See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
	      FOR THE THREE-MONTHS ENDED MARCH 31, 1996 AND 1995



						      1996             1995
						---------------  ---------------
REVENUES:
  Insurance                                      $  72,844,000    $  63,461,000
  Transportation                                     7,330,000        6,871,000
  Sportswear                                         5,744,000        5,453,000
  Other                                                144,000          154,000
						---------------  ---------------
    Total                                           86,062,000       75,939,000
						---------------  ---------------
COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses             46,151,000       28,450,000
    Commissions and other policy acquisition costs  21,459,000       19,002,000
    Operating and administrative expenses            8,350,000        7,980,000
  Transportation operating expenses                  8,811,000        5,811,000
  Sportswear operating expenses                      7,346,000        7,233,000
  Interest expense                                   1,426,000          976,000
  Other operating and administrative expenses        1,187,000        1,198,000
						---------------  ---------------
    Total                                           94,730,000       70,650,000
						---------------  ---------------
INCOME (LOSS) BEFORE FEDERAL INCOME TAX             (8,668,000)       5,289,000

PROVISION (CREDIT) FOR FEDERAL INCOME TAX           (3,424,000)       1,478,000
						---------------  ---------------
NET INCOME (LOSS)                                $  (5,244,000)   $   3,811,000
						===============  ===============
EARNINGS (LOSS) PER SHARE OF COMMON STOCK        $       (1.70)   $        1.24
						===============  ===============
CASH DIVIDENDS PER SHARE OF COMMON STOCK         $       0.165    $       0.155
						===============  ===============

See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	      FOR THE THREE-MONTHS ENDED MARCH 31, 1996 AND 1995

						      1996             1995
						---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $  (5,244,000)   $   3,811,000
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                      2,162,000        2,124,000
  Increase (decrease) in insurance loss reserves    16,153,000       (1,229,000)
  Decrease (increase) in net accounts receivable    (4,956,000)       3,437,000
  Increase (decrease) in unearned insurance
   premiums                                         (3,792,000)       3,860,000
  Decrease in accounts payable and accruals         (3,720,000)      (3,320,000)
  Decrease (increase) in inventory-sportswear
   division                                          1,758,000       (2,299,000)
  Decrease (increase) in deferred insurance
   policy acquisition costs                          1,659,000       (2,008,000)
  Decrease (increase) in other assets                 (520,000)          48,000
  Decrease in deferred federal income tax              (38,000)         (39,000)
  Other-net                                            629,000          301,000
						---------------  ---------------
    Net cash provided by operating activities        4,091,000        4,686,000
						---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                 (29,004,000)     (19,341,000)
 Decrease in cash equivalent marketable securities  16,491,000       26,113,000
 Sale of marketable securities                      14,927,000        3,284,000
 Maturity of marketable securities                   6,911,000        3,383,000
 Acquisition of property, plant and equipment       (2,275,000)      (8,626,000)
 Sale of property, plant and equipment                 233,000          382,000
						---------------  ---------------
     Net cash provided by investing activities       7,283,000        5,195,000
						---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in net short-term borrowings             (12,279,000)      (8,234,000)
 Repayment of long-term debt                          (659,000)        (526,000)
 Dividends paid                                       (468,000)        (435,000)
 Payment of capitalized lease obligations              (82,000)         (73,000)
 Issuance of treasury stock                             30,000           52,000
 Purchase of treasury stock                               -            (203,000)
						---------------  ---------------
     Net cash used in financing activities         (13,458,000)      (9,419,000)
						---------------  ---------------
NET INCREASE (DECREASE) IN CASH                     (2,084,000)         462,000

CASH AT BEGINNING OF PERIOD                          6,385,000        4,036,000
						---------------  ---------------
CASH AT END OF PERIOD                            $   4,301,000    $   4,498,000
						===============  ===============

See notes to the consolidated financial statements.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				MARCH 31, 1996

1.  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1995 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

Certain reclassifications (minor in nature) have been made to the 1995 amounts to conform to 1996 classifications.

2.  EARNINGS PER SHARE
Earnings per share (EPS) of common stock are computed by dividing net income by the weighted average number of shares and share equivalents (which considers stock options and restricted stock awards) outstanding during the period.
Such weighted average numbers outstanding used for EPS calculations were as follows:
				      For Primary EPS    For Fully Diluted EPS
				      ---------------    ---------------------
	Three months ended march 31:
		   1996                  3,079,000            3,081,000
					===========          ===========
		   1995                  3,083,000            3,084,000
					===========          ===========
3.  INCOME TAXES
The federal income tax provisions for the three-month periods ended March 31, 1996 and 1995 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

						     1996            1995
						------------     ------------
Federal income tax (credit) at statutory rate   $(3,034,000)     $ 1,851,000
Tax effect of:
   Tax exempt interest and excludable
    dividend income                                (442,000)        (371,000)
   Investment tax credits                           (43,000)         (44,000)
   Other - net                                       95,000           42,000
						------------      -----------
   Provision (credit) for federal income tax    $(3,424,000)      $1,478,000
						============      ===========

4.  CONTINGENCIES
As discussed in Note 11 of the Company's financial statements for the year ended December 31, 1995, there are certain potential or actual legal claims pending against the Company; the most recent related significant activities are described in Part II, Item 1 of this Form 10-Q.

5.  ACCOUNTING FOR STOCK BASED COMPENSATION
The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" and continues to account for stock based compensation under APB Opinion No. 25.

6.  SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $1,405,000 and $978,000 in the first three months of 1996 and 1995, respectively. No income taxes were paid in the first three months of 1996 and $2,000,000 in income taxes were paid during the first three months of 1995. In January, 1995, the Company issued 48,950 shares of treasury stock under a restricted stock award program that relieved treasury stock by approximately $1,262,000 and also increased additional paid-in capital by approximately $855,000.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 1996, and the related consolidated statements of income and of cash flows for the three-month periods ended
March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 15, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


Deloitte & Touche LLP
Cincinnati, Ohio
April 19, 1996

		     THE MIDLAND COMPANY AND SUBSIDIARIES
		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	A detailed discussion of the Company's liquidity and capital resources is included in the 1995 Annual Report on Form 10-K. Except as discussed below, no significant changes have taken place since that date and, accordingly, the discussion is not repeated here.

	Gross premiums written and net premiums earned by the Company's property and casualty insurance subsidiaries increased 16.3% and 12.5%, respectively, in the first quarter of 1996 as compared to the first quarter of 1995, however, due to the increased reinsuring activities of these companies, net premiums written decreased 3% causing slight decreases in deferred insurance policy acquisition costs and unearned insurance premiums. Insurance revenues and related insurance expenses continued to increase in the first quarter of 1996 as compared to the first quarter of 1995 due to the growth in net premiums written which occurred during the entire year of 1995. Contributing significantly to the increase in losses and loss adjustment expenses during the first quarter of 1996 were the unusually high losses incurred as a result of the severe winter weather patterns and related flooding which occurred throughout most of the United States in 1996. The loss ratio (ratio of losses to net premiums earned) of the property and casualty insurance companies was an unusually high 68.3% in the first quarter of 1996 as compared to a better than normal 47.8% in the first quarter of 1995. These high losses in 1996 caused the significant increase in our insurance loss reserves.

	Transportation revenues in the first quarter of 1996 were comparable to first quarter 1995 revenues. Transportation expenses increased in the first quarter of 1996 as compared to the first quarter of 1995 due to unusually high litigation costs incurred during the first quarter of 1996. Excluding litigation costs, this division's operating performance was favorable during the first quarter of 1996 and was very comparable to its operating performance in the first quarter of 1995.

	Sportswear revenues and related expenses of the Company's sportswear subsidiary during the first quarter of 1996 are comparable to the 1995 first quarter levels. The operating performance of this division improved slightly in the first quarter of 1996 as compared to the first quarter of 1995. Sportswear inventories have decreased 25% from year-end 1995 levels. These positive results are the result of the initiatives taken by management in 1995. The performance of this division in 1996 is in line with management's expectations and it is expected that the performance of this division will improve significantly in the second half of 1996 relative to 1995 results.

	Marketable securities decreased as a result of sales and maturities of securities as well as a decrease in the unrealized gains contained within these investments. The proceeds derived from the disposal of marketable securities were used to reduce short-term borrowings.

	The decrease in other payables and accruals was primarily due to the payment of contingent commissions during the first quarter of 1996 by our insurance companies to their independent insurance agents.

	M/G Transport Services, Inc. has committed to the acquisition of 20 barges in 1996 for a total cost of $5.7 million. The primary consideration for this purchase will be the exchange of two of M/G Transport's towboats valued at $5 million. The balance of this transaction will be financed with internally generated funds. M/G Transport has also committed to the purchase of 50 barges in 1997 for a total cost of $14 million. It is currently anticipated that these barges will be financed with conventional long-term debt.

			 PART II.  OTHER INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
				MARCH 31, 1996

Item 1. Legal Proceedings
	    A Grand Jury returned a nine count indictment against M/G Transport Services, Inc., a subsidiary of the Registrant, in February, 1995, alleging violations of certain environmental laws. Seven former M/G employees were also indicted. The indictments alleged that M/G employees had, over a period of years, discharged or permitted the discharge of bilge water, ash and other refuse into the inland waterways. M/G faced fines of up to $4.2 million.

	    The case, styled: United States of America vs. M/G Transport Services, et al., went to trial in the United States District Court for the District of Ohio beginning November 4, 1995. On December 22, 1995, the jury returned guilty verdicts against M/G on eight of the nine counts. Three of M/G's former employees were also found guilty on various counts.

	    M/G has challenged the verdicts and has preserved its rights of appeal. If the verdicts are affirmed by the court, M/G could be fined up to $3.7 million. Sentencing is expected to occur prior to June 30, 1996.

	    Related civil litigation is still pending, the outcome of which cannot be reasonably estimated at this time.

Item 2. Change in Securities
	    None

Item 3. Defaults Upon Senior Securities
	    None

Item 4. Submission of Matters to a Vote of Security Holders
	    None

Item 5. Other Information
	    None

Item 6. Exhibits and Reports on Form 8-K
	    a.) Exhibit 15 - Letter re: Unaudited Interim Financial Information b.) Exhibit 27 - Financial Data Schedule c.) Reports on Form 8-K - None.

				  SIGNATURES
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.
						THE MIDLAND COMPANY

Date ___April 19, 1996__________        s/Michael J. Conaton__________________
					Michael J. Conaton, President
					and Chief Operating Officer

Date ___April 19, 1996__________        s/John I. Von Lehman__________________
					John I. Von Lehman, Vice President and
					Treasurer and Chief Financial Officer