Form 10-Q
period 1996-06-30
MIDLAND CO
filed 1996-08-15
CIK 66025

FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended_______________June 30, 1996______________________

				      OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_________________________________
Commission file number______________ 1-6026_____________________________________
___________________________The Midland Company__________________________________
	    (Exact name of registrant as specified in its charter)

______Incorporated in Ohio__________       ______________31-0742526_____________
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

	  ______7000 Midland Boulevard, Amelia, Ohio 45102-2607_____
		   (Address of principal executive offices)
				  (Zip Code)

	     ___________________(513) 943-7100___________________
	     (Registrant's telephone number, including area code)

  ____________________________________N/A____________________________________
   (Former name, former address and former fiscal year, if changed since last
				    report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes_____X_____. No________.


   The number of common shares outstanding as of June 30, 1996 was 3,017,804.

			 PART I. FINANCIAL INFORMATION
			      THE MIDLAND COMPANY
				AND SUBSIDIARIES
			  CONSOLIDATED BALANCE SHEETS
		      JUNE 30, 1996 AND DECEMBER 31, 1995

						(Unaudited)
						  June 30,          Dec. 31
		  ASSETS                            1996              1995
					       ---------------   ---------------
CASH                                            $   6,041,000     $   6,385,000
					       ---------------   ---------------
MARKETABLE SECURITIES                             354,944,000       367,054,000
					       ---------------   ---------------
RECEIVABLES:
  Accounts receivable                             108,873,000        94,677,000
  Less allowance for losses                         1,345,000         1,362,000
					       ---------------   ---------------
    Net                                           107,528,000        93,315,000
					       ---------------   ---------------
INVENTORY - SPORTSWEAR DIVISION                    15,176,000         6,954,000
					       ---------------   ---------------
PROPERTY, PLANT AND EQUIPMENT - AT COST           128,549,000       131,616,000
 Less accumulated depreciation and amortization    43,806,000        45,767,000
					       ---------------   ---------------
   Property, Plant and Equipment - Net             84,743,000        85,849,000
					       ---------------   ---------------
DEFERRED INSURANCE POLICY ACQUISITION COSTS        43,188,000        43,146,000
					       ---------------   ---------------
OTHER ASSETS                                        2,398,000         2,000,000
					       ---------------   ---------------
  TOTAL                                         $ 614,018,000     $ 604,703,000
					       ===============   ===============


See notes to the consolidated financial statements.

			      THE MIDLAND COMPANY
				AND SUBSIDIARIES
			  CONSOLIDATED BALANCE SHEETS
		      JUNE 30, 1996 AND DECEMBER 31, 1995

						 (Unaudited)
						   June 30,          Dec. 31
       LIABILITIES & SHAREHOLDERS' EQUITY           1996              1995
					       ---------------   ---------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                         $  30,000,000     $  31,000,000
  Commercial paper                                  6,594,000         4,620,000
					       ---------------   ---------------
    Total                                          36,594,000        35,620,000
					       ---------------   ---------------
ACCOUNTS PAYABLE - TRADE                            5,156,000         5,449,000
					       ---------------   ---------------
OTHER PAYABLES AND ACCRUALS                        66,573,000        68,045,000
					       ---------------   ---------------
CURRENT PORTION OF LONG-TERM DEBT                   3,034,000         2,986,000
					       ---------------   ---------------
UNEARNED INSURANCE PREMIUMS                       199,322,000       190,948,000
					       ---------------   ---------------
INSURANCE LOSS RESERVES                            85,028,000        68,347,000
					       ---------------   ---------------
DEFERRED FEDERAL INCOME TAX                        11,357,000        14,243,000
					       ---------------   ---------------
LONG-TERM DEBT                                     60,938,000        62,470,000
					       ---------------   ---------------
SHAREHOLDERS' EQUITY
  Common stock (issued and outstanding:
    3,018,000 shares at June 30, 1996 and
    3,020,000 shares at December 31, 1995
    after deducting treasury stock of 625,000
    shares and 623,000 shares, respectively)          911,000           911,000
  Additional paid-in capital                       15,393,000        15,362,000
  Retained earnings                               133,764,000       139,350,000
  Net unrealized gain on marketable securities     14,496,000        19,716,000
  Treasury stock - at cost                        (16,713,000)      (16,575,000)
  Unvested restricted stock awards                 (1,835,000)       (2,169,000)
					       ---------------   ---------------
    Total                                         146,016,000       156,595,000
					       ---------------   ---------------
    TOTAL                                       $ 614,018,000     $ 604,703,000
					       ===============   ===============

See notes to the consolidated financial statements.

			      THE MIDLAND COMPANY
				AND SUBSIDIARIES
		 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	   FOR THE SIX AND THREE-MONTHS ENDED JUNE 30, 1996 AND 1995


			Six-Mos. Ended June 30,       Three-Mos. Ended June 30,
		     ----------------------------   ----------------------------
			 1996           1995            1996           1995
REVENUES:            -------------  -------------   -------------  -------------
  Insurance          $148,812,000   $137,836,000    $ 75,968,000   $ 74,375,000
  Transportation       16,221,000     14,049,000       8,891,000      7,178,000
  Sportswear            7,595,000     11,590,000       1,851,000      6,137,000
  Other                   304,000        311,000         160,000        157,000
		     -------------  -------------   -------------  -------------
    Total             172,932,000    163,786,000      86,870,000     87,847,000
		     -------------  -------------   -------------  -------------

COSTS AND EXPENSES:
Insurance:
 Losses and loss
  adjustment expenses  87,751,000     68,022,000      41,600,000     39,572,000
 Commissions and
  other policy
  acquisition costs    40,873,000     41,059,000      19,414,000     22,057,000
 Operating and
  administrative
  expenses             19,339,000     16,606,000      10,989,000      8,626,000
Transportation
 operating expenses    17,430,000     12,235,000       8,619,000      6,424,000
Sportswear operating
 expenses              10,911,000     15,185,000       3,565,000      7,952,000
Interest expense        2,918,000      2,225,000       1,492,000      1,249,000
Other operating
 and administrative
 expenses               1,979,000      2,095,000         792,000        897,000
		     -------------  -------------   -------------  -------------
   Total              181,201,000    157,427,000      86,471,000     86,777,000
		     -------------  -------------   -------------  -------------
INCOME (LOSS) BEFORE
 FEDERAL INCOME TAX    (8,269,000)     6,359,000         399,000      1,070,000

PROVISION(CREDIT) FOR
 FEDERAL INCOME TAX    (3,679,000)     1,581,000        (255,000)       103,000
		     -------------  -------------   -------------  -------------
NET INCOME (LOSS)    $ (4,590,000)  $  4,778,000    $    654,000   $    967,000
		     =============  =============   =============  =============
EARNINGS (LOSS)
 PER SHARE OF
 COMMON STOCK        $      (1.49)  $       1.55    $       0.21   $       0.31
		     =============  =============   =============  =============
CASH DIVIDENDS
 PER SHARE OF
 COMMON STOCK        $       0.33   $       0.31    $      0.165   $      0.155
		     =============  =============   =============  =============



See notes to the consolidated financial statements.

			      THE MIDLAND COMPANY
				AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
		FOR THE SIX-MONTHS ENDED JUNE 30, 1996 AND 1995

						    1996              1995
					       ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)                               $  (4,590,000)    $   4,778,000
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                   4,383,000         4,325,000
    Increase in insurance loss reserves            16,681,000         6,864,000
    Increase in net accounts receivable           (14,213,000)      (12,464,000)
    Increase in unearned insurance premiums         8,374,000        10,113,000
    Increase in inventory-sportswear division (8,222,000) (10,441,000) Increase (decrease) in other accounts
      payable and accruals                         (1,795,000)       10,534,000
    Increase in other assets                         (398,000)         (110,000)
    Decrease in deferred federal income tax           (76,000)          (79,000)
    Increase in deferred insurance policy
      acquisition costs                               (42,000)       (1,924,000)
    Other-net                                         636,000           (98,000)
					       ---------------   ---------------
     Net cash provided by operating activities        738,000        11,498,000
					       ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities               (65,038,000)      (68,831,000)
  Sale of marketable securities                    37,453,000        27,926,000
  Maturity of marketable securities                21,743,000         6,377,000
  Decrease in cash equivalent marketable
    securities                                      9,115,000        34,383,000
  Acquisition of property, plant and equipment     (3,209,000)      (15,587,000)
  Sale of property, plant and equipment               437,000           653,000
					       ---------------   ---------------
    Net cash provided by (used in) investing
      activities                                      501,000       (15,079,000)
					       ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                      (1,319,000)       (1,060,000)
  Increase in net short-term borrowings               974,000         7,975,000
  Dividends paid                                     (966,000)         (907,000)
  Purchase of treasury stock                         (188,000)       (1,143,000)
  Payment of capitalized lease obligations           (165,000)         (149,000)
  Issuance of treasury stock                           81,000            52,000
					       ---------------   ---------------
      Net cash provided by (used in)
	financing activities                       (1,583,000)        4,768,000
					       ---------------   ---------------
NET INCREASE (DECREASE) IN CASH                      (344,000)        1,187,000

CASH AT BEGINNING OF PERIOD                         6,385,000         4,036,000
					       ---------------   ---------------
CASH AT END OF PERIOD                           $   6,041,000      $  5,223,000
					       ===============   ===============

See Notes to the Consolidated Financial Statements.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 JUNE 30, 1996

1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1995 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

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

				   For Primary EPS       For Fully Diluted EPS
				  -----------------     -----------------------
   Six months ended June 30:
	    1996                      3,079,000                3,080,000
				     ===========              ===========
	    1995                      3,075,000                3,078,000
				     ===========              ===========

3.      INCOME TAXES
The federal income tax provisions (credits) for the three and six-month periods ended June 30, 1996 and 1995 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

			Six-Mos. Ended June 30,       Three-Mos. Ended June 30,
			 1996           1995            1996           1995
Federal income tax   -------------  -------------   -------------  -------------
 (credit) at
 statutory rate      $ (2,894,000)  $  2,226,000    $    140,000   $    375,000
Add (deduct) the tax
 effect of:
  Tax exempt interest
   and excludable
   dividend income       (885,000)      (756,000)       (443,000)      (385,000)
  Investment tax
   credits                (85,000)       (88,000)        (42,000)       (44,000)
  Other - net             185,000        199,000          90,000        157,000
		     -------------  -------------   -------------  -------------
  Provision (credit)
   for federal
   income tax        $ (3,679,000)  $  1,581,000    $   (255,000)  $    103,000
		     =============  =============   =============  =============

4.      CONTINGENCIES
As discussed in Note 11 of the Company's financial statements for the year ended December 31, 1995, there are certain potential or actual legal claims pending against the Company; the most recent related significant activities are described in Part I Management's Discussion and Analysis and Part II, Item 1 of this Form 10-Q.

5.      ACCOUNTING FOR STOCK BASED COMPENSATION
The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" and continues to account for stock based compensation under APB Opinion No. 25.

6.      SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $2,874,000 and $1,483,000 in the first six months of 1996 and 1995, respectively. No income taxes were paid in the first six months of 1996 and $5,000,000 in income taxes were paid during the first six months of 1995. In January, 1995, the Company issued 48,950 shares of treasury stock under a restricted stock award program that relieved treasury stock by approximately $1,262,000 and also increased additional paid-in capital by approximately $855,000.

			INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of June 30, 1996, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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






July 18, 1996
Deloitte & Touche, LLP
Cincinnati, Ohio

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

	Due primarily to heavier than normal weather related losses, American Modern Insurance Group, the Company's insurance subsidiary, reported a pre-tax underwriting loss of $9.9 million in the first half of 1996 as compared to a pre-tax underwriting profit of $2.4 million during the first six months of 1995. Weather related losses were also higher than normal during the second quarter of 1996 and 1995 with comparable underwriting results being achieved during those respective quarters. Both written premium and earned premium increased slightly during the first six months and second quarter of 1996 as compared to the comparable periods in 1995. Insurance losses and loss adjustment expenses increased during the first six months of 1996 as compared to the prior 1995 six month period due primarily to the previously mentioned unusually heavy weather related losses incurred during 1996. Insurance commissions and other policy acquisition costs decreased during the first half and second quarter of 1996 due to a decrease in contingent commission expenses as a result of the underwriting losses sustained during the period. Insurance operating and administrative expenses increased during the first half and second quarter of 1996 as compared to the comparable 1995 periods due to the unusually high litigation costs which were incurred in 1996.

	Transportation revenues increased during the first six months and second quarter of 1996 as compared to the comparable periods in 1995 due to an increase in loadings as well as improved affreightment rates. Transportation expenses increased during the first six months and second quarter of 1996 as compared to the comparable 1995 periods due to the increase in revenues and unusually high litigation costs incurred during the first six months and second quarter of 1996 relative to the comparable periods in 1995. Excluding litigation costs, the operating performance of this division during the first six months and second quarter of 1996 improved as compared to the performance achieved during the related 1995 periods.

	During the second quarter of 1996, AMIG reached a settlement agreement on a class-action lawsuit involving insurance written in Alabama and Mississippi and M/G Transport settled a civil lawsuit that was related to alleged discharge of bilge water, ash and other refuse into the inland waterways. M/G Transport is still awaiting sentencing in the related criminal case. In the first six months of this year, M/G Transport expensed approximately $3,600,000 (pre-tax) and AMIG expensed approximately $2,400,000 (pre-tax) related to litigation.

	Sportswear revenues and related expenses decreased during the first six months and second quarter of 1996 as compared to the comparable periods in 1995 due to a decrease in orders related to the spring and summer apparel line. However, the operating performance of this subsidiary improved during the first six months and second quarter of 1996 as compared to the prior 1995 periods due to a reduction in operating expenses. The performance of this subsidiary in 1996 is in line with Management's expectations and it is expected that this subsidiary will contribute positively to The Midland Company's overall profitability in the second half of 1996.

	Accounts receivable increased due to the growth of the Company's insurance subsidiaries. The growth in net written premiums caused an increase in premium receivables and the Company's increased reinsurance activities caused an increase in reinsurance receivables.

	Sportswear inventories increased primarily due to the need to build up inventory levels for the fall and winter production orders, however, net inventory levels at June 30, 1996 are approximately $6,000,000 lower than at June 30, 1995.

	Insurance loss reserves increased due primarily to the high losses sustained by the Company's property and casualty subsidiaries in 1996.

	M/G Transport Services, Inc. has committed to the acquisition of 16 barges in 1996 for a total cost of $4.6 million. These acquisitions will be financed by the disposal of two of M/G Transport's towboats valued at $5 million. M/G Transport has also committed to the purchase of 50 barges in 1997 for a total cost of $14 million. It is currently anticipated that these barges will be financed with conventional long-term debt.

			  PART II.  OTHER INFORMATION
			      THE MIDLAND COMPANY
			       AND SUBSIDIARIES
				 JUNE 30, 1996


Item 1.   Legal Proceedings
	  Reference is made to Item 1 of the March 31, 1996 Registrant's Form 10-Q concerning criminal and related civil litigation against M/G Transport Services, Inc., a subsidiary of the Registrant.

	  Sentencing in the criminal litigation has not yet occurred. The civil litigation was settled in an out of court agreement during the second quarter of 1996.


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

				    THE MIDLAND COMPANY


Date _______July 18, 1996_______    s/Michael J. Conaton________________________
				    Michael J. Conaton, President
				    and Chief Operating Officer


Date _______July 18, 1996_______    s/John I. Von Lehman________________________
				    John I. Von Lehman, Executive Vice President and Treasurer and Chief Financial Officer