Form 10-Q
period 1996-09-30
MIDLAND CO
filed 1996-11-14
CIK 66025

FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549


	(Mark One)
	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		       EXCHANGE ACT OF 1934
	For the quarterly period ended________September 30, 1996_______________

				      OR

	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		       EXCHANGE ACT OF 1934
	For the transition period from _______________to_______________________
	Commission file number_________________1-6026__________________________
	__________________________The Midland Company__________________________
	_________(Exact name of registrant as specified in its charter)________

	___Incorporated in Ohio___________  ____________31-0742526_____________
	(State or other jurisdiction of     (I.R.S. Employer Identification No.)
	 incorporation or organization)

	       7000 Midland Boulevard, Amelia, Ohio  45102-2607
		   (Address of principal executive offices)
				  (Zip Code)

				(513) 943-7100
	     (Registrant's telephone number, including area code)


				      NA
	     (Former name, former address and former fiscal year,
			if changed since last report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ . No _______ .

	The number of common shares outstanding as of September 30, 1996 was 3,017,131.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

						  (Unaudited)
						   Sept. 30,       Dec. 31,
		       ASSETS                        1996            1995
						-------------- --------------

CASH                                            $   3,674,000  $   6,385,000
						-------------- --------------

MARKETABLE SECURITIES                             362,336,000    367,054,000
						-------------- --------------
RECEIVABLES:
  Accounts receivable                             128,787,000     94,677,000
  Less allowance for losses                         1,332,000      1,362,000
						-------------- --------------
    Net                                           127,455,000     93,315,000
						-------------- --------------

INVENTORY - SPORTSWEAR DIVISION                    16,575,000      6,954,000
						-------------- --------------

PROPERTY, PLANT AND EQUIPMENT - AT COST           127,000,000    131,616,000
  Less accumulated depreciation                    43,918,000     45,767,000
						-------------- --------------
    Property, Plant and Equipment - Net            83,082,000     85,849,000
						-------------- --------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS        46,030,000     43,146,000
						-------------- --------------

OTHER ASSETS                                        2,526,000      2,000,000
						-------------- --------------

  TOTAL                                         $ 641,678,000  $ 604,703,000
						============== ==============

See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

						  (Unaudited)
						   Sept. 30,       Dec. 31,
	    LIABILITIES & SHAREHOLDERS' EQUITY       1996            1995
						-------------- --------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                         $  20,000,000  $  31,000,000
  Commercial paper                                  6,261,000      4,620,000
						-------------- --------------
    Total                                          26,261,000     35,620,000
						-------------- --------------

ACCOUNTS PAYABLE - TRADE                            4,893,000      5,449,000
						-------------- --------------

OTHER PAYABLES AND ACCRUALS                        72,519,000     68,045,000
						-------------- --------------

CURRENT PORTION OF LONG-TERM DEBT                   3,057,000      2,986,000
						-------------- --------------

UNEARNED INSURANCE PREMIUMS                       211,800,000    190,948,000
						-------------- --------------

INSURANCE LOSS RESERVES                            98,428,000     68,347,000
						-------------- --------------

DEFERRED FEDERAL INCOME TAX                        14,134,000     14,243,000
						-------------- --------------

LONG-TERM DEBT                                     60,169,000     62,470,000
						-------------- --------------
SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding:
   3,017,000 shares at September 30, 1996
   and 3,020,000 shares at December 31, 1995
   after deducting treasury stock of 626,000
   shares and 623,000 shares, respectively)           911,000        911,000
  Additional paid-in capital                       15,429,000     15,362,000
  Retained earnings                               132,872,000    139,350,000
  Net unrealized gain on marketable securities     19,725,000     19,716,000
  Treasury stock - at cost                        (16,853,000)   (16,575,000)
  Unvested restricted stock awards                 (1,667,000)    (2,169,000
						-------------- --------------
    Total                                         150,417,000    156,595,000
						-------------- --------------

    TOTAL                                       $ 641,678,000  $ 604,703,000
						============== ==============

See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
       FOR THE NINE AND THREE-MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


			    Nine-Mos. Ended Sept. 30, Three-Mos. Ended Sept. 30,
			   -----------------------------------------------------
			       1996          1995          1996         1995
REVENUES:                  ------------- ------------- ------------ ------------
  Insurance                $224,543,000  $208,958,000  $75,731,000  $71,122,000
  Transportation             25,706,000    22,207,000    9,485,000    8,158,000
  Sportswear                 19,670,000    25,971,000   12,075,000   14,381,000
  Other                         413,000       676,000      109,000      365,000
			   ------------- ------------- ------------ ------------
    Total                   270,332,000   257,812,000   97,400,000   94,026,000
			   ------------- ------------- ------------ ------------
COSTS AND EXPENSES:
  Insurance:
    Losses and loss
     adjustment expenses    133,735,000   101,426,000   45,984,000   33,405,000
    Commissions and other
     policy acquisition
     costs                   61,771,000    61,036,000   20,898,000   19,977,000
    Operating and
     administrative expenses 30,108,000    27,533,000   10,769,000   10,927,000
  Transportation operating
   expenses                  24,587,000    19,570,000    7,157,000    7,335,000
  Sportswear operating
   expenses                  22,607,000    33,243,000   11,696,000   18,058,000
  Interest expense            4,480,000     3,025,000    1,562,000      800,000
  Other operating and
   administrative expenses    2,503,000     2,852,000      524,000      756,000
			   ------------- ------------- ------------ ------------
    Total                   279,791,000   248,685,000   98,590,000   91,258,000
			   ------------- ------------- ------------ ------------
INCOME (LOSS) BEFORE FEDERAL
 INCOME TAX                  (9,459,000)    9,127,000   (1,190,000)   2,768,000
			   ------------- ------------- ------------ ------------
PROVISION (CREDIT) FOR
 FEDERAL INCOME TAX          (4,475,000)    2,197,000     (796,000)     616,000
			   ------------- ------------- ------------ ------------
NET INCOME (LOSS)          $ (4,984,000) $  6,930,000  $  (394,000) $ 2,152,000
			   ============= ============= ============ ============
EARNINGS (LOSS) PER SHARE
 OF COMMON STOCK           $      (1.62) $       2.26  $      (.13) $       .71
			   ============= ============= ============ ============
CASH DIVIDENDS PER SHARE
 OF COMMON STOCK           $       .495  $       .465  $      .165  $      .155
			   ============= ============= ============ ============

See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
		 FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


							1996           1995
						   -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $  (4,984,000) $   6,930,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      6,471,000      6,535,000
    Increase in net accounts receivable              (34,140,000)   (18,323,000)
    Increase in insurance loss reserves               30,081,000      5,961,000
    Increase in unearned insurance premiums           20,852,000     30,897,000
    Increase in inventory-sportswear division         (9,621,000)    (3,148,000)
    Increase in other accounts payable and accruals    3,888,000     20,197,000
    Increase in deferred insurance policy
     acquisition costs                                (2,884,000)    (6,079,000)
    Decrease (increase) in other assets                 (526,000)       257,000
    Decrease in deferred federal income tax             (114,000)      (118,000)
    Other-net                                          1,198,000        103,000
						   -------------- --------------
      Net cash provided by operating activities       10,221,000     43,212,000
						   -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                 (104,882,000)  (115,782,000)
  Sale of marketable securities                       68,060,000     42,197,000
  Maturity of marketable securities                   32,081,000     20,805,000
  Decrease in cash equivalent marketable securities    7,750,000     22,613,000
  Acquisition of property, plant and equipment        (3,986,000)   (24,882,000)
  Sale of property, plant and equipment                1,309,000        853,000
						   -------------- --------------
      Net cash provided by (used in) investing
       activities                                        332,000    (54,196,000)
						   -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in net short-term borrowings    (9,359,000)    15,697,000
  Repayment of long-term debt                         (1,979,000)    (1,593,000)
  Dividends paid                                      (1,464,000)    (1,376,000)
  Purchase of treasury stock                            (491,000)    (1,143,000)
  Issuance of treasury stock                             280,000         52,000
  Payment of capitalized lease obligations              (251,000)      (227,000)
						   -------------- --------------
      Net cash provided by (used in) financing
       activities                                    (13,264,000)    11,410,000
						   -------------- --------------
NET INCREASE (DECREASE) IN CASH                       (2,711,000)       426,000

CASH AT BEGINNING OF PERIOD                            6,385,000      4,036,000
						   -------------- --------------
CASH AT END OF PERIOD                              $   3,674,000  $   4,462,000
						   ============== ==============

See notes to the consolidated financial statements.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			      SEPTEMBER 30, 1996

1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1995 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

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

				    For Primary EPS     For Fully Diluted EPS
				   -----------------   -----------------------
  Nine months ended September 30:
	  1996                          3,072,000              3,075,000
				       ===========            ===========
	  1995                          3,071,000              3,078,000
				       ===========            ===========
3.      INCOME TAXES
The federal income tax provisions (credits) for the three and nine-month periods ended September 30, 1996 and 1995 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

		   Nine-Mos. Ended September 30,  Three-Mos. Ended September 30,
		   -----------------------------  ------------------------------
			1996          1995              1996          1995
			----          ----              ----          ----
Federal income tax
 (credit) at
 statutory rate       $(3,311,000) $ 3,194,000       $(417,000)    $ 968,000
Add (deduct) the
 tax effect of:
  Tax exempt interest
   and excludable
   dividend income     (1,301,000)  (1,162,000)       (416,000)     (406,000)
  Investment tax
   credits               (127,000)    (131,000)        (42,000)      (43,000)
  Other - net             264,000      296,000          79,000        97,000
		      ------------ ------------      ----------    ----------
    Provision (credit)
     for federal
     income tax       $(4,475,000) $ 2,197,000       $(796,000)    $ 616,000
		      ============ ============      ==========    ==========
4.      CONTINGENCIES
As discussed in Note 11 of the Company's financial statements for the year ended December 31, 1995, there are certain potential or actual legal claims pending against the Company; the most recent related significant activities are described in Part I, Management's Discussion and Analysis and Part II, Item 1 of this Form 10-Q.

5.      ACCOUNTING FOR STOCK BASED COMPENSATION
The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" and continues to account for stock based compensation under APB Opinion No. 25.

6.      SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $4,438,000 and $3,866,000 in the first nine months of 1996 and 1995, respectively. No income taxes were paid in the first nine months of 1996 and $4,971,000 in income taxes were paid during the first nine months of 1995. In January, 1995, the Company issued 48,950 shares of treasury stock under a restricted stock award program that relieved treasury stock by approximately $1,262,000 and also increased additional paid-in capital by approximately $855,000.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of September 30, 1996, and the related consolidated statements of income for the three and nine-month periods ended September 30, 1996 and 1995 and of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP
Cincinnati, Ohio
October 17, 1996

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

	Due primarily to heavier than normal weather related losses during the first half of 1996 and heavy losses from Hurricanes Fran and Bertha in the third quarter of 1996, the property and casualty unit of American Modern Insurance Group, the Company's insurance subsidiary, reported a pre-tax underwriting loss of $16.5 million during the first nine months of 1996 as compared to an underwriting profit of $4.9 million during the first nine months of 1995. These severe catastrophic losses adversely impacted the year-to-date and third quarter operating results in 1996 relative to the comparable 1995 periods. Both written premiums and earned premiums increased slightly during the first nine months and third quarter of 1996 as compared to the comparable periods in 1995. Insurance losses and loss adjustment expenses increased during the first nine months and third quarter of 1996 relative to the comparable 1995 periods due to the previously mentioned heavy weather related catastrophic losses. Insurance operating and administrative expenses increased during the first nine months of 1996 as compared to the nine month 1995 period due to unusually high litigation costs incurred during the first half of 1996.

	Transportation revenues increased during the first nine months and third quarter of 1996 as compared to the comparable periods in 1995 due to an increase in loadings as well as improved affreightment rates. Transportation expenses increased during the first nine months of 1996 as compared to the first nine months of 1995 due to the increase in revenues and unusually high litigation costs incurred during the first half of 1996. Transportation expenses decreased slightly during the third quarter of 1996 as compared to the third quarter of 1995 due to higher litigation costs in the third quarter of 1995. Excluding litigation costs, the operating performance of this division during the first nine months of 1996 improved as compared to the performance achieved during the related 1995 nine month period.

	During the second quarter of 1996, AMIG reached a settlement agreement on a class-action lawsuit involving insurance written in Alabama and Mississippi and M/G Transport settled a civil lawsuit that was related to alleged discharge of bilge water, ash and other refuse into the inland waterways. M/G Transport is still awaiting sentencing in the related criminal case. In the first six months of this year, M/G Transport expensed approximately $3,600,000 (pre-tax) as compared to $258,000 (pre-tax) during the comparable 1995 period and AMIG expensed approximately $2,400,000 (pre-tax) as compared to only $100,000 (pre-tax) during the comparable 1995 six month period related to litigation.

	Sportswear revenues and related expenses decreased during the first nine months and third quarter of 1996 as compared to the comparable periods in 1995 due to a decrease in orders related to the spring, summer and fall apparel lines. However, the operating performance of this subsidiary improved during the first nine months and third quarter of 1996 as compared to the prior 1995 periods due to a reduction in operating expenses. The performance of this subsidiary in 1996 is in line with Management's expectations.

	Part of the proceeds from sale and maturity of marketable securities were used to reduce short-term bank borrowings and, after additional unrealized appreciation, marketable securities decreased slightly.

	Accounts receivable increased due to the growth of the Company's insurance subsidiaries. The growth in net written premiums caused an increase in premium receivables and the Company's increased reinsurance activities caused an increase in reinsurance receivables. Accounts receivable were also unusually high at September 30, 1996 due to approximately $10 million in losses from Hurricane Fran which are recoverable under the Company's reinsurance agreements.

	Sportswear inventories are subject to seasonal variation and increased primarily due to the need to build inventory levels for the winter and spring production orders.

	Unearned insurance premiums increased due to the increase in the Company's insurance writings. The increase in insurance loss reserves is due to the increase in insurance revenues and the high losses from Hurricane Fran in September, 1996.

	M/G Transport Services, Inc. acquired 16 barges in 1996 for a total cost of $4.6 million. These acquisitions were financed by the disposal of two of M/G Transport's towboats valued at $5 million. M/G Transport has also committed to the purchase of 50 barges in 1997 for a total cost of $14.5 million. It is currently anticipated that these barges will be financed with internally generated capital.

			 PART II.  OTHER INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			      SEPTEMBER 30, 1996


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

Item 3. Defaults Upon Senior Securities
	  None

Item 4. Submission of Matters to a Vote of Security Holders
	  None

Item 5. Other Information
	  None

Item 6. Exhibits and Reports on Form 8-K

	  a.) Exhibit 15 - Letter Re: Unaudited Interim Financial Information b.) Exhibit 27 - Financial Data Schedule c.) Reports on Form 8-K - None

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					THE MIDLAND COMPANY


Date ___October 17, 1996_____      s/Michael J. Conaton________________________
				   Michael J. Conaton, President
				   and Chief Operating Officer


Date ___October 17, 1996_____      s/John I. Von Lehman________________________
				   John I. Von Lehman, Executive Vice President and Treasurer and Chief Financial Officer