Form 10-K
period 1996-12-31
MIDLAND CO
filed 1997-03-31
CIK 66025

THE MIDLAND COMPANY








                                Annual Report

                                on Form 10-K

                                   to the

                      Securities and Exchange Commission

                                   for the

                         Year Ended December 31, 1996

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                                ANNUAL REPORT


                      Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 1996

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

        Yes__X__        No_____

        The aggregate market value of the voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant as of March 10, 1997 was $128,289,191.

        Number of shares of common stock outstanding as of March 10, 1997 - 3,110,041.

Documents Incorporated by Reference

        Annual Report to Shareholders for the year ended December 31, 1996 is incorporated by reference into Parts I, II and IV.

        Registrant's Proxy Statement dated March 14, 1997 is incorporated by reference into Parts III and IV.

                             THE MIDLAND COMPANY
                                  FORM 10-K
                              DECEMBER 31, 1996



                                    PART I

ITEM 1.  Business.
         Incorporated by reference to the inside front cover and pages 2 through 11 and 25 (Note 13) of the Registrant's 1996 Annual Report to Shareholders. The number of persons employed by the Registrant was approximately 950 at December 31, 1996.

ITEM 2.  Properties.
         Incorporated by reference to the inside front cover and pages 2 through 11 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 3.  Legal Proceedings.
         Various litigation and claims against the Company and its subsidiaries are in process and pending. Based upon a review of open matters with legal counsel, management believes that the outcome of such matters would not have a material effect upon the Company's consolidated financial position or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         None during the fourth quarter.



                                   PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters.
         Incorporated by reference to pages 12, 26 (Note 14) and the inside rear cover of the Registrant's 1996 Annual Report to Shareholders.
         The number of holders of the Company's common stock at December 31, 1996 was 706. The Company's common stock is registered on the American Stock Exchange (MLA).

ITEM 6.  Selected Financial Data.
         Incorporated by reference to page 13 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Incorporated by reference to pages 14 and 15 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 8.  Financial Statements and Supplementary Data.
         Incorporated by reference to pages 12 and 16 through 27 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
         None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.
         Incorporated by reference to the Registrant's Proxy Statement dated March 14, 1997.

         Executive Officers of the Company -
         J. P. Hayden, Jr.   - Age 67 - Chairman and Chief Executive Officer
         Michael J. Conaton  - Age 63 - President and Chief Operating Officer
         J. P. Hayden, III   - Age 44 - Senior Executive Vice President
         John W. Hayden      - Age 39 - Senior Executive Vice President
         John R. LaBar       - Age 65 - Vice President and Secretary
         Robert W. Hayden    - Age 58 - Vice President
         John I. Von Lehman  - Age 44 - Executive Vice President, Treasurer
                                          and Chief Financial Officer
         Thomas J. Rohs      - Age 55 - Vice President

        J. P. Hayden, Jr. and Robert W. Hayden are brothers. J. P. Hayden, III and John W. Hayden are sons of J. P. Hayden, Jr.

        During 1996, J. P. Hayden, III and John W. Hayden (formerly Vice President) were elected Senior Executive Vice President. Also in 1996, John I. Von Lehman (formerly Vice President, Treasurer and Chief Financial Officer) was elected Executive Vice President.

        The officers listed above have served in the positions indicated for the past five years (except as noted above).

ITEM 11. Executive Compensation.
         Incorporated by reference to the Registrant's Proxy Statement dated March 14, 1997.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant's Proxy Statement dated March 14, 1997.

ITEM 13. Certain Relationships and Related Transactions.
         Incorporated by reference to the Registrant's Proxy Statement dated March 14, 1997.



                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) 1. Financial Statements.
                Incorporated by reference in Part II of this report:
                  Data pertaining to The Midland Company and Subsidiaries -
                     Report of Independent Public Accountants.
                     Consolidated Balance Sheets, December 31, 1996 and 1995.
                     Consolidated Statements of Income and Retained Earnings
                       for the Years Ended December 31, 1996, 1995 and 1994.
                     Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 1996, 1995 and 1994.
                     Notes to Consolidated Financial Statements.

         (a) 2. Financial Statement Schedules.
                Included in Part IV of this report:
                  Data pertaining to The Midland Company and Subsidiaries - Page

                  Independent Auditors' Consent and Report on Schedules.      7
                  Schedule I - Condensed Financial Information of
                    Registrant.                                             8-12
                  Schedule II - Allowance for Losses for the Years
                    Ended December 31, 1996, 1995 and 1994.                   13

                    All other schedules for which provision is made in the
                  applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a) 3. Exhibits.
                3.  Articles of Incorporation and By-Laws - Filed as
                    Exhibit 3 to the Registrant's 1980 Annual Report on
                    Form 10-K, and incorporated herein by reference.
                10. A description of the Company's Stock Option Plan and
                    Profit Sharing Plan - Incorporated by reference to the Registrant's Proxy Statement dated March 14, 1997.
                11. Computation of Consolidated Net Income Per Share for
                    the years ended December 31, 1996, 1995 and 1994.         14
                13. Annual Report to security holders - Incorporated by
                    reference to the Registrant's 1996 Annual Report to Shareholders.
                21. Subsidiaries of the Registrant.                           15
                22. Registrant's Proxy Statement - Incorporated by
                    reference to the Registrant's Proxy Statement dated
                    March 14, 1997.
                23. Independent Auditors' Consent - Included in Consent and
                    Report on Schedules referred to under Item 14(a)2 above.
                27. Financial Data Schedule.

         (b) Reports on Form 8-K - No such reports filed or required to be filed in the fourth quarter of 1996.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE MIDLAND COMPANY

           Signature                      Title                       Date


      S/ J. P. Hayden, Jr.         Chairman and                   March 6, 1997
      (J. P. Hayden, Jr.)            Chief Executive Officer


      S/ John I. Von Lehman        Executive Vice President,      March 6, 1997
      (John I. Von Lehman)           Treasurer, Chief Financial
                                     and Accounting Officer
                                     and Director

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         THE MIDLAND COMPANY

           Signature                      Title                       Date

      S/ George R. Baker           Director                       March 6, 1997
      (George R. Baker)

      S/ James H. Carey            Director and Member            March 6, 1997
      (James H. Carey)              of Audit Committee

      S/ Michael J. Conaton        President, Chief Operating     March 6, 1997
      (Michael J. Conaton)          Officer and Director

      S/ J. P. Hayden, Jr.         Chairman, Chief Executive      March 6, 1997
      (J. P. Hayden, Jr.)           Officer and Director

      S/ J. P. Hayden, III         Senior Executive Vice          March 6, 1997
      (J. P. Hayden, III)           President and Director

      S/ John W. Hayden            Senior Executive Vice          March 6, 1997
      (John W. Hayden)              President and Director

      S/ Robert W. Hayden          Vice President and Director    March 6, 1997
      (Robert W. Hayden)

      S/ William T. Hayden         Director                       March 6, 1997
      (William T. Hayden)

      S/ William J. Keating        Director                       March 6, 1997
      (William J. Keating)

      S/ William McD. Kite         Director                       March 6, 1997
      (William McD. Kite)

      S/ John R. LaBar             Vice President, Secretary      March 6, 1997
      (John R. LaBar)               and Director

      S/ John M. O'Mara            Director and Member            March 6, 1997
      (John M. O'Mara)              of Audit Committee

      S/ John R. Orther            Director and Member            March 6, 1997
      (John R. Orther)              of Audit Committee

      S/ William F. Plettner       Director                       March 6, 1997
      (William F. Plettner)

      S/ Glenn E. Schembechler     Director and Member            March 6, 1997
      (Glenn E. Schembechler)       of Audit Committee

      S/ John I. Von Lehman        Executive Vice President       March 6, 1997
      (John I. Von Lehman)          Treasurer, Chief Financial
                                    and Accounting Officer
                                    and Director

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES


To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statement No. 33-64821 on Form S-3 and No. 33-48511 on Form S-8 of The Midland Company of our report dated February 13, 1997, incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 1996.

Our audits of the consolidated financial statements referred to in our aforementioned report also included the financial statement schedules of The Midland Company and its subsidiaries, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




S/Deloitte & Touche LLP
Deloitte & Touche LLP
Cincinnati, Ohio
March 21, 1997

                      THE MIDLAND COMPANY (Parent Only)

          Schedule I - Condensed Financial Information of Registrant
                     Condensed Balance Sheet Information
                          December 31, 1996 and 1995


                   ASSETS                             1996           1995
                                                -----------------------------

Cash                                            $     267,000  $     240,000
                                                -----------------------------

Marketable Securities (at market value)             1,770,000      8,116,000
                                                -----------------------------

Receivables - Net                                   6,801,000      7,230,000
                                                -----------------------------

Intercompany Receivables                            6,822,000             --
                                                -----------------------------

Property, Plant and Equipment (at cost)            56,306,000     54,958,000
  Less Accumulated Depreciation                     5,893,000      4,112,000
                                                -----------------------------
    Net                                            50,413,000     50,846,000
                                                -----------------------------

Other Assets                                        2,434,000      1,075,000
                                                -----------------------------

Investment in Subsidiaries (at equity)            153,965,000    169,978,000
                                                -----------------------------

    Total                                       $ 222,472,000  $ 237,485,000
                                                =============================

                      THE MIDLAND COMPANY (Parent Only)

          Schedule I - Condensed Financial Information of Registrant
                     Condensed Balance Sheet Information
                          December 31, 1996 and 1995


    LIABILITIES AND SHAREHOLDERS' EQUITY              1996           1995
                                                -----------------------------
Notes Payable within One Year:
  Banks (including current portion of
   long-term debt)                              $  28,824,000  $  31,767,000
  Commercial Paper                                  4,700,000      4,620,000
                                                -----------------------------
    Total                                          33,524,000     36,387,000
                                                -----------------------------
Other Payables and Accruals                         1,593,000      1,471,000
                                                -----------------------------

Intercompany Payables                                      --     14,541,000
                                                -----------------------------

Long-Term Debt                                     27,667,000     28,491,000
                                                -----------------------------
Shareholders' Equity:
  Common Stock - No Par (issued and
   outstanding:
    3,042,000 shares at December 31, 1996
    and 3,020,000 shares at December 31,
    1995 after deducting treasury stock of
    601,000 shares and 623,000 shares,
    respectively)                                     911,000        911,000
  Additional Paid-In Capital                       14,846,000     15,362,000
  Retained Earnings                               138,423,000    139,350,000
  Net Unrealized Gain on Marketable Securities     23,587,000     19,716,000
  Treasury Stock (at cost)                        (16,621,000)   (16,575,000)
  Unvested Restricted Stock Awards                 (1,458,000)    (2,169,000)
                                                -----------------------------
    Total                                         159,688,000    156,595,000
                                                -----------------------------
    Total Liabilities and Shareholders' Equity  $ 222,472,000  $ 237,485,000
                                                =============================

                      THE MIDLAND COMPANY (Parent Only)

          Schedule I - Condensed Financial Information of Registrant
                  Condensed Statements of Income Information
             For the Years Ended December 31, 1996, 1995 and 1994


                                            1996          1995          1994
                                       -----------------------------------------
Revenues:
  Dividends from Subsidiaries          $ 20,500,000  $ 35,117,000  $         --
  All Other Income, Primarily Charges
   to Subsidiaries                        7,876,000     9,434,000     8,001,000
                                       -----------------------------------------
    Total Revenues                       28,376,000    44,551,000     8,001,000
                                       -----------------------------------------
Expenses:
  Interest Expense                        5,101,000     5,248,000     3,442,000
  Depreciation and Amortization           2,548,000     4,884,000     3,715,000
  All Other Expenses                      2,033,000     1,727,000     1,968,000
                                       -----------------------------------------
    Total Expenses                        9,682,000    11,859,000     9,125,000
                                       -----------------------------------------

Income (Loss) Before Federal Income Tax  18,694,000    32,692,000    (1,124,000)
Provision (Credit) for Federal
 Income Tax                                (654,000)     (902,000)     (430,000)
                                       -----------------------------------------
Income (Loss) Before Change in
  Undistributed Income of Subsidiaries 19,348,000 33,594,000 (694,000) Change in Undistributed Income of
  Subsidiaries                          (18,280,000)  (24,042,000)   10,113,000
                                       -----------------------------------------

    Net Income                         $  1,068,000  $  9,552,000  $  9,419,000
                                       =========================================

                      THE MIDLAND COMPANY (Parent Only)

          Schedule I - Condensed Financial Information of Registrant
                Condensed Statements of Cash Flows Information
             For the Years Ended December 31, 1996, 1995 and 1994

                                            1996          1995          1994
                                       -----------------------------------------
Cash Flows from Operating Activities:
  Net Income                           $  1,068,000  $  9,552,000  $  9,419,000
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Decrease (increase) in
     undistributed income of
     subsidiaries                        18,280,000    24,042,000   (10,113,000)
    Depreciation and amortization         2,548,000     4,884,000     3,715,000
    Increase in other assets             (1,359,000)   (1,044,000)       (3,000)
    Decrease (increase) in receivables      689,000    (3,995,000)       (5,000)
    Increase (decrease) in other
     payables & accruals                     90,000       871,000    (7,610,000)
    Other - net                              28,000       166,000        71,000
                                       -----------------------------------------
      Net cash provided by (used in)
       operating activities              21,344,000    34,476,000    (4,526,000)
                                       -----------------------------------------

Cash Flows from Investing Activities:
  Acquisition of property, plant &
   equipment                             (1,516,000)  (28,060,000)  (12,083,000)
  Capital contributions to subsidiaries                (2,999,000)   (2,847,000)
  Sale of property, plant & equipment        66,000       599,000       349,000
  Change in investments (excluding
   unrealized appreciation/depreciation)  7,690,000     5,379,000    (4,814,000)
                                       -----------------------------------------
      Net cash provided by (used in)
       investing activities               6,240,000   (25,081,000)  (19,395,000)
                                       -----------------------------------------

Cash Flows from Financing Activities:
  Net change in intercompany payables   (21,363,000)  (35,029,000)   34,662,000
  Increase (decrease) in long-term debt    (767,000)   20,551,000      (250,000)
  Increase (decrease) in short-term
   borrowings                            (2,920,000)    8,074,000    (8,756,000)
  Dividends paid                         (1,962,000)   (1,844,000)   (1,628,000)
  Purchase of treasury stock             (1,699,000)   (1,143,000)     (118,000)
  Issuance of treasury stock              1,154,000        52,000        32,000
                                       -----------------------------------------
      Net cash provided by (used in)
       financing activities             (27,557,000)   (9,339,000)   23,942,000
                                       -----------------------------------------

Net Increase (Decrease) in Cash              27,000        56,000        21,000

Cash at Beginning of Year                   240,000       184,000       163,000
                                       -----------------------------------------
Cash at End of Year                    $    267,000  $    240,000  $    184,000
                                       =========================================

                      THE MIDLAND COMPANY (Parent Only)

          Schedule I - Condensed Financial Information of Registrant
                   Notes to Condensed Financial Information
                For the Years Ended December 31, 1996 and 1995


The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 1996 Annual Report to shareholders.

Total debt of the Registrant (parent only) consists of the following:


                                                 DECEMBER 31,
                                         ---------------------------
                                              1996          1995
                                         ---------------------------
Short-Term Bank Borrowings               $ 28,000,000  $ 31,000,000
Commercial Paper                            4,700,000     4,620,000
Secured Mortgage Notes:
  6.94% - Due December 20, 2005            20,304,000    20,800,000
  5.82% - Due December 1, 2003              8,187,000     8,458,000
                                         ---------------------------

    Total Debt                           $ 61,191,000  $ 64,878,000
                                         ===========================


See Note 6 to the consolidated financial statements included in the 1996 Annual Report to Shareholders for further information on the Company's outstanding debt at December 31, 1996.

The amount of debt, other than debt eliminated in consolidation, that becomes due during each of the next five years is as follows: 1997 - $33,524,000; 1998 - $880,000; 1999 - $939,000; 2000 - $998,000; 2001 - $1,070,000.

                                                                     SCHEDULE II

                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES

                     SCHEDULE II - ALLOWANCE FOR LOSSES
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                          ADDITIONS
                                           CHARGED
                             BALANCE AT (CREDITED) TO                 BALANCE
                             BEGINNING    COSTS AND    DEDUCTIONS     AT END
      DESCRIPTION            OF PERIOD    EXPENSES    (ADDITIONS)    OF PERIOD
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996:

  Allowance For Losses       $1,362,000  $ (75,000)  $ (14,000)(1)  $ 1,301,000


YEAR ENDED DECEMBER 31, 1995:

  Allowance For Losses       $1,535,000  $ 468,000   $ 641,000 (1)  $ 1,362,000


YEAR ENDED DECEMBER 31, 1994:

  Allowance For Losses       $1,117,000  $ 576,000   $ 158,000 (1)  $ 1,535,000


NOTES:  (1)  Accounts written off are net of recoveries.