Form 10-Q
period 1997-03-31
MIDLAND CO
filed 1997-05-13
CIK 66025

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
     For the quarterly period ended ___________March 31, 1997______________

                                    OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                    EXCHANGE ACT OF 1934
     For the transition period from __________________to_____________________
     Commission file number ___________1-6026________________________________
     _______________________The Midland Company______________________________
           (Exact name of registrant as specified in its charter)

     _____Incorporated in Ohio___________________  __________31-0742526______
     (State or other jurisdiction of incorporation        (I.R.S. Employer
           or organization)                              Identification No.)


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

        The number of common shares outstanding as of March 31, 1997 was 3,110,104.

                        PART I. FINANCIAL INFORMATION
                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                                   (Unaudited)
                                                     Mar. 31,        Dec. 31,
                ASSETS                                 1997            1996
                                                 --------------- ---------------

CASH                                              $   4,644,000   $   3,617,000

MARKETABLE SECURITIES:
  Fixed income (cost, $324,102,000 at March 31,
    1997 and $333,259,000 at December 31, 1996)     322,308,000     335,675,000
  Equity (cost, $32,048,000 at March 31, 1997 and
    $30,931,000 at December 31, 1996)                72,059,000      64,787,000
                                                 --------------- ---------------
    Total                                           394,367,000     400,462,000
                                                 --------------- ---------------
RECEIVABLES:
  Accounts receivable                                59,644,000      59,250,000
  Less allowance for losses                           1,301,000       1,301,000
                                                 --------------- ---------------
    Net                                              58,343,000      57,949,000
                                                 --------------- ---------------
REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                       47,469,000      52,805,000
                                                 --------------- ---------------

INVENTORY - SPORTSWEAR DIVISION                      13,898,000      13,329,000
                                                 --------------- ---------------

PROPERTY, PLANT AND EQUIPMENT - AT COST             137,593,000     124,672,000
  Less accumulated depreciation and amortization     43,183,000      42,997,000
                                                 --------------- ---------------
    Property, Plant and Equipment - Net              94,410,000      81,675,000
                                                 --------------- ---------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS          45,165,000      45,342,000
                                                 --------------- ---------------

OTHER ASSETS                                          4,581,000       4,360,000
                                                 --------------- ---------------

  TOTAL                                           $ 662,877,000   $ 659,539,000
                                                 =============== ===============

See notes to the consolidated financial statements.

                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                                   (Unaudited)
                                                     Mar. 31,        Dec. 31,
     LIABILITIES & SHAREHOLDERS' EQUITY                1997            1996
                                                 --------------- ---------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                           $  30,000,000   $  28,000,000
  Commercial paper                                    4,805,000       4,700,000
                                                 --------------- ---------------

    Total                                            34,805,000      32,700,000
                                                 --------------- ---------------

INSURANCE COMMISSIONS PAYABLE                        12,200,000      13,821,000
                                                 --------------- ---------------

OTHER PAYABLES AND ACCRUALS                          41,166,000      42,819,000
                                                 --------------- ---------------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                           25,418,000      26,949,000
                                                 --------------- ---------------

UNEARNED INSURANCE PREMIUMS                         203,418,000     208,417,000
                                                 --------------- ---------------

INSURANCE LOSS RESERVES                             100,712,000      95,830,000
                                                 --------------- ---------------

DEFERRED FEDERAL INCOME TAX                          17,440,000      16,845,000
                                                 --------------- ---------------

LONG-TERM DEBT                                       63,859,000      62,470,000
                                                 --------------- ---------------
SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding:
    3,110,000 shares at March 31, 1997 and
    3,042,000 shares at December 31, 1996
    after deducting treasury stock of 533,000
    shares and 601,000 shares, respectively)            911,000         911,000
  Additional paid-in capital                         15,456,000      14,846,000
  Retained earnings                                 140,970,000     138,423,000
  Net unrealized gain on marketable securities       24,850,000      23,587,000
  Treasury stock - at cost                          (14,736,000)    (16,621,000)
  Unvested restricted stock awards                   (3,592,000)     (1,458,000)
                                                 --------------- ---------------

    Total                                           163,859,000     159,688,000
                                                 --------------- ---------------

    TOTAL                                         $ 662,877,000   $ 659,539,000
                                                 =============== ===============

See notes to the consolidated financial statements.

                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
             FOR THE THREE-MONTHS ENDED MARCH 31, 1997 AND 1996



                                                       1997            1996
                                                 --------------- ---------------
REVENUES:
  Insurance                                       $  82,402,000   $  72,844,000
  Transportation                                      7,569,000       7,330,000
  Sportswear                                          5,060,000       5,744,000
  Other                                                  56,000         144,000
                                                 --------------- ---------------
    Total                                            95,087,000      86,062,000
                                                 --------------- ---------------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses              41,599,000      46,151,000
    Commissions and other policy acquisition costs   21,883,000      21,459,000
    Operating and administrative expenses            11,634,000       8,350,000
  Transportation operating expenses                   7,045,000       8,811,000
  Sportswear operating expenses                       6,624,000       7,346,000
  Interest expense                                    1,391,000       1,426,000
  Other operating and administrative expenses           785,000       1,187,000
                                                 --------------- ---------------
    Total                                            90,961,000      94,730,000
                                                 --------------- ---------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX               4,126,000      (8,668,000)

PROVISION (CREDIT) FOR FEDERAL INCOME TAX             1,035,000      (3,424,000)
                                                 --------------- ---------------

NET INCOME (LOSS)                                 $   3,091,000   $  (5,244,000)
                                                 =============== ===============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK         $        1.01   $       (1.70)
                                                 =============== ===============

CASH DIVIDENDS PER SHARE OF COMMON STOCK          $        .175   $        .165
                                                 =============== ===============

See notes to the consolidated financial statements.

                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE THREE-MONTHS ENDED MARCH 31, 1997 AND 1996

                                                        1997           1996
                                                 --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $   3,091,000   $  (5,244,000)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                     2,345,000       2,162,000
    Decrease (increase) in reinsurance
      recoverables and prepaid reinsurance
      premiums                                        5,336,000      (4,842,000)
    Decrease in unearned insurance premiums          (4,999,000)     (3,792,000)
    Increase in insurance loss reserves               4,882,000      16,153,000
    Increase (decrease) in other payables and
      accruals                                       (1,696,000)        160,000
    Decrease in insurance commissions payable        (1,621,000)     (4,137,000)
    Increase (decrease) in funds held under
      reinsurance agreements and reinsurance
      payables                                       (1,531,000)        257,000
    Decrease (increase) in inventory-sportswear
      division                                         (569,000)      1,758,000
    Increase in net accounts receivable                (394,000)       (114,000)
    Increase in other assets                           (221,000)       (520,000)
    Decrease in deferred insurance policy
      acquisition costs                                 177,000       1,659,000
    Decrease in deferred federal income tax             (87,000)        (38,000)
    Other-net                                           170,000         629,000
                                                 --------------- ---------------

      Net cash provided by operating activities       4,883,000       4,091,000
                                                 --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                 (61,798,000)    (29,004,000)
  Decrease in cash equivalent marketable securities  34,536,000      16,491,000
  Sale of marketable securities                      26,752,000      14,927,000
  Acquisition of property, plant and equipment      (15,523,000)     (2,275,000)
  Maturity of marketable securities                   8,326,000       6,911,000
  Sale of property, plant and equipment                 762,000         233,000
                                                 --------------- ---------------

      Net cash provided by (used in) investing
        activities                                   (6,945,000)      7,283,000
                                                 --------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                          2,300,000             -
  Increase (decrease) in net short-term borrowings    2,105,000     (12,279,000)
  Repayment of long-term debt                          (821,000)       (659,000)
  Dividends paid                                       (501,000)       (468,000)
  Issuance of treasury stock                             96,000          30,000
  Payment of capitalized lease obligations              (90,000)        (82,000)
                                                 --------------- ---------------

      Net cash used in financing activities           3,089,000     (13,458,000)
                                                 --------------- ---------------

NET INCREASE (DECREASE) IN CASH                       1,027,000      (2,084,000)


CASH AT BEGINNING OF PERIOD                           3,617,000       6,385,000
                                                 --------------- ---------------

CASH AT END OF PERIOD                             $   4,644,000   $   4,301,000
                                                 =============== ===============

See notes to the consolidated financial statements.

                     THE MIDLAND COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1996 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

Certain reclassifications (minor in nature) have been made to the 1996 amounts to conform to 1997 classifications.

2.      EARNINGS PER SHARE
Earnings per share (EPS) of common stock are computed by dividing net income by the weighted average number of shares and share equivalents (which considers stock options and restricted stock awards) outstanding during the period. Such weighted average numbers outstanding used for EPS calculations were as follows:

                                       For Primary EPS   For Fully Diluted EPS
                                      ----------------- -----------------------
        Three months ended March 31:
                   1997                   3,061,000            3,065,000
                   1996                   3,079,000            3,081,000

Statement of Financial Accounting Standards No. 128 has been issued and will require companies to change the method of calculating earnings per share. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. On a proforma basis, the Company's basic and diluted earnings per share calculated in accordance with the Statement would respectively be: first quarter, 1997 - $1.04 and $1.01; first quarter, 1996 - ($1.78) and ($1.78).

3.      INCOME TAXES
The federal income tax provisions for the three-month periods ended March 31, 1997 and 1996 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:
                                                           1997         1996
                                                        ----------- ------------
  Federal income tax (credit) at statutory rate         $1,444,000  $(3,034,000)
  Tax effect of:
     Tax exempt interest and excludable dividend income   (378,000)    (442,000)
     Investment tax credits                                (91,000)     (43,000)
     Other - net                                            60,000       95,000
                                                        ----------- ------------

         Provision (credit) for federal income tax      $1,035,000  $(3,424,000)
                                                        =========== ============

4.      CONTINGENCIES
As discussed in Note 12 of the Company's financial statements for the year ended December 31, 1996, there are certain potential or actual legal claims pending against the Company; the most recent related significant activities are described in Part II, Item 1 of this Form 10-Q.

5.      SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $1,752,000 and $1,405,000 in the first three months of 1997 and 1996, respectively. The Company received a tax refund of $555,000 during the first three months of 1997 and no income taxes were paid in the first three months of 1996. In January, 1997, the Company issued 65,350 shares of treasury stock under a restricted stock award program that relieved treasury stock by approximately $1,808,000 and also increased additional paid-in capital by approximately $626,000.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 1997, and the related consolidated statements of income and of cash flows for the three-month periods ended
March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 13, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


Deloitte & Touche LLP
Cincinnati, Ohio
April 17, 1997

                     THE MIDLAND COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        A detailed discussion of the Company's liquidity and capital resources is included in the 1996 Annual Report on Form 10-K. Except as discussed below, no significant changes have taken place since that date and, accordingly, the discussion is not repeated here.

        Insurance revenues increased in the first quarter of 1997 as compared to the first quarter of 1996 primarily due to the continued growth in the Company's property and casualty core products. Insurance losses and loss adjustment expenses decreased in the first quarter of 1997 compared to the first quarter of 1996 due to a significant decrease in weather related catastrophe losses. This significant decrease in catastrophe losses was primarily responsible for the improved operating results of the insurance operations during the first quarter of 1997 as compared to the comparable quarter in 1996. The loss ratio (ratio of losses to net premiums earned) of the property and casualty insurance companies was only 55.4% during the first quarter of 1997 as compared to 68.3% during the first quarter of 1996. The severe flooding that affected the midwestern United States during March of 1997 negatively impacted the earnings of the Company's insurance operations. These catastrophe losses reduced the Company's net earnings by approximately $4,150,000, $1.35 per common share, on an after-tax basis.

        Transportation revenues increased slightly in the first quarter of 1997 as compared to the first quarter of 1996, and the operating performance of the transportation subsidiary improved significantly in the first quarter of 1997 as compared to the comparable quarter in 1996 due to a reduction in transportation expenses. Transportation expenses decreased during the first quarter of 1997 as compared to the first quarter of 1996 due primarily to a $2.3 million pre-tax reduction in litigation costs.

        Sportswear revenues decreased in the first quarter of 1997 as compared to the first quarter of 1996 due to a decrease in closeout sales, however, first quality sales actually increased during the first quarter of 1997 as compared to the comparable 1996 quarter. Gross margins improved in 1997 somewhat as compared to 1996. As a result, the operating performance of the sportswear subsidiary in the first quarter of 1997 was comparable to the 1996 first quarter.

        The increase in fixed assets was due primarily to the transportation subsidiary's acquisition of 41 barges for $11.9 million.

        The decreases in reinsurance recoverables and prepaid reinsurance premiums as well as unearned insurance premiums are primarily related to the Company's decision to curtail writing certain lines of business.

        Insurance loss reserves increased due to the losses incurred by the severe flooding in March, 1997.

                         PART II.  OTHER INFORMATION
                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                                MARCH 31, 1997


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

                                                THE MIDLAND COMPANY



Date ___April 17, 1997__________   s/Michael J. Conaton_________________
                                   Michael J. Conaton, President
                                   and Chief Operating Officer



Date ___April 17, 1997__________   s/John I. Von Lehman_________________
                                   John I. Von Lehman, Executive Vice President,
                                   Treasurer and Chief Financial Officer