Form 10-Q
period 1997-06-30
MIDLAND CO
filed 1997-08-15
CIK 66025

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended____________June 30, 1997_________________________

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
For the transition period from _______________________to________________________
Commission file number____________________1-6026________________________________
________________________________The Midland Company_____________________________
            (Exact name of registrant as specified in its charter)

____________Incorporated in Ohio_________   ___________31-0742526_______________
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

_______________7000 Midland Boulevard, Amelia, Ohio 45102-2607__________________
                   (Address of principal executive offices)
                                  (Zip Code)

             ___________________(513) 943-7100___________________
             (Registrant's telephone number, including area code)

                _____________________N/A______________________
                (Former name, former address and former fiscal
                     year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___. No _______.


        The number of common shares outstanding as of June 30, 1997 was 3,111,862.

                        PART I. FINANCIAL INFORMATION
                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 AND DECEMBER 31, 1996

                                                 (Unaudited)
                                                   June 30,          Dec. 31,
                ASSETS                               1997              1996
                                                --------------    --------------

CASH                                            $   5,249,000     $   3,617,000
                                                --------------    --------------
MARKETABLE SECURITIES:
  Fixed income (cost, $329,953,000 at June 30,
    1997 and $333,259,000 at December 31, 1996)   331,131,000       335,675,000
  Equity (cost, $32,305,000 at June 30, 1997 and
    $30,931,000 at December 31, 1996)              79,742,000        64,787,000
                                                --------------    --------------
    Total                                         410,873,000       400,462,000
                                                --------------    --------------

RECEIVABLES:
  Accounts receivable                              66,704,000        59,250,000
  Less allowance for losses                         1,301,000         1,301,000
                                                --------------    --------------
    Net                                            65,403,000        57,949,000
                                                --------------    --------------

REINSURANCE RECOVERABLES AND PREPAID
  REINSURANCE PREMIUMS                             53,811,000        52,805,000
                                                --------------    --------------

INVENTORY - SPORTSWEAR DIVISION                    15,101,000        13,329,000

PROPERTY, PLANT AND EQUIPMENT - AT COST           137,446,000       124,672,000
  Less accumulated depreciation and amortization   45,559,000        42,997,000
                                                --------------    --------------
    Property, Plant and Equipment - Net            91,887,000        81,675,000
                                                --------------    --------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS        42,657,000        45,342,000
                                                --------------    --------------

OTHER ASSETS                                        4,491,000         4,360,000
                                                --------------    --------------

  TOTAL ASSETS                                  $ 689,472,000     $ 659,539,000
                                                ==============    ==============

See notes to the consolidated financial statements.

                             THE MIDLAND COMPANY
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 AND DECEMBER 31, 1996

                                                  (Unaudited)
                                                    June 30,        Dec. 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY              1997            1996
                                                --------------    --------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                         $  20,000,000     $  28,000,000
  Commercial paper                                  3,906,000         4,700,000
                                                --------------    --------------

    Total                                          23,906,000        32,700,000
                                                --------------    --------------

INSURANCE COMMISSIONS PAYABLE                      15,131,000        13,821,000
                                                --------------    --------------

OTHER PAYABLES AND ACCRUALS                        42,460,000        42,819,000
                                                --------------    --------------
FUNDS HELD UNDER REINSURANCE AGREEMENTS AND
  REINSURANCE PAYABLES                             29,840,000        26,949,000
                                                --------------    --------------

UNEARNED INSURANCE PREMIUMS                       215,589,000       208,417,000
                                                --------------    --------------

INSURANCE LOSS RESERVES                           104,066,000        95,830,000
                                                --------------    --------------

DEFERRED FEDERAL INCOME TAX                        20,995,000        16,845,000
                                                --------------    --------------

LONG-TERM DEBT                                     63,094,000        62,470,000
                                                --------------    --------------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding:
    3,112,000 shares at June 30, 1997 and
    3,042,000 shares at December 31, 1996
    after deducting treasury stock of
    531,000 shares and 601,000 shares,
    respectively)                                     911,000           911,000
  Additional paid-in capital                       15,472,000        14,846,000
  Retained earnings                               144,405,000       138,423,000
  Net unrealized gain on marketable securities     31,609,000        23,587,000
  Treasury stock - at cost                        (14,696,000)      (16,621,000)
  Unvested restricted stock awards                 (3,310,000)       (1,458,000)
                                                --------------    --------------

    Total                                         174,391,000       159,688,000
                                                --------------    --------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 689,472,000     $ 659,539,000
                                                ==============    ==============

See notes to the consolidated financial statements.

                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
          FOR THE SIX AND THREE-MONTHS ENDED JUNE 30, 1997 AND 1996


                        Six-Mos. Ended June 30,      Three-Mos. Ended June 30,
                     ----------------------------- -----------------------------
                          1997           1996           1997           1996
                     -------------- -------------- -------------- --------------
REVENUES:
  Insurance          $ 166,805,000  $ 148,812,000  $  84,403,000  $  75,968,000
  Transportation        15,888,000     16,221,000      8,319,000      8,891,000
  Sportswear            10,225,000      7,595,000      5,165,000      1,851,000
  Other                    117,000        304,000         61,000        160,000
                     -------------- -------------- -------------- --------------
    Total              193,035,000    172,932,000     97,948,000     86,870,000
                     -------------- -------------- -------------- --------------
COSTS AND EXPENSES:
  Insurance:
    Losses and loss
     adjustment
     expenses           83,337,000     87,751,000     41,738,000     41,600,000
    Commissions and
     other policy
     acquisition costs  43,660,000     40,873,000     21,777,000     19,414,000
    Operating and
     administrative
     expenses           23,596,000     19,339,000     11,962,000     10,989,000
  Transportation
   operating expenses   14,211,000     17,430,000      7,166,000      8,619,000
  Sportswear operating
   expenses             13,147,000     10,911,000      6,523,000      3,565,000
  Interest expense       2,925,000      2,918,000      1,534,000      1,492,000
  Other operating and
   administrative
   expenses              2,567,000      1,979,000      1,782,000        792,000
                     -------------- -------------- -------------- --------------
    Total              183,443,000    181,201,000     92,482,000     86,471,000
                     -------------- -------------- -------------- --------------

INCOME (LOSS) BEFORE
 FEDERAL INCOME TAX      9,592,000     (8,269,000)     5,466,000        399,000

PROVISION (CREDIT)
 FOR FEDERAL INCOME
 TAX                     2,521,000     (3,679,000)     1,486,000       (255,000)
                     -------------- -------------- -------------- --------------
NET INCOME (LOSS)    $   7,071,000  $  (4,590,000) $   3,980,000  $     654,000
                     ============== ============== ============== ==============

EARNINGS (LOSS) PER
 SHARE OF COMMON
 STOCK               $        2.30  $       (1.49) $        1.29  $         .21
                     ============== ============== ============== ==============

CASH DIVIDENDS PER
 SHARE OF COMMON
 STOCK               $         .35  $         .33  $        .175  $        .165
                     ============== ============== ============== ==============


See notes to the consolidated financial statements.

                     THE MIDLAND COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE SIX-MONTHS ENDED JUNE 30, 1997 AND 1996

                                                   1997               1996
                                              ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                            $    7,071,000     $   (4,590,000)
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                   5,819,000          4,383,000
   Increase in insurance loss reserves             8,236,000         16,681,000
   Increase in net accounts receivable            (7,454,000)        (4,324,000)
   Increase in unearned insurance premiums         7,172,000          8,374,000
   Increase in funds held under reinsurance
     agreements and reinsurance payables           2,891,000            554,000
   Decrease (increase) in deferred insurance
     policy acquisition costs                      2,685,000            (42,000)
   Increase in inventory-sportswear division      (1,772,000)        (8,222,000)
   Increase (decrease) in insurance commissions
     payable                                       1,310,000         (2,812,000)
   Increase in reinsurance recoverables and
     prepaid reinsurance premiums                 (1,006,000)        (9,889,000)
   Increase (decrease) in other accounts
     payable and accruals                           (403,000)           463,000
   Decrease in deferred federal income tax          (173,000)           (76,000)
   Increase in other assets                         (131,000)          (398,000)
   Other-net                                         (73,000)           636,000
                                              ---------------    ---------------
    Net cash provided by operating
     activities                                   24,172,000            738,000
                                              ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities              (101,943,000)       (65,038,000)
 Sale of marketable securities                    54,174,000         37,453,000
 Decrease in cash equivalent marketable
   securities                                     35,854,000          9,115,000
 Acquisition of property, plant and equipment    (16,309,000)        (3,209,000)
 Maturity of marketable securities                13,861,000         21,743,000
 Sale of property, plant and equipment               900,000            437,000
                                              ---------------    ---------------
    Net cash provided by (used in)
     investing activities                        (13,463,000)           501,000
                                              ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in net short-term
   borrowings                                     (8,794,000)           974,000
 Issuance of long-term debt                        2,300,000                -
 Repayment of long-term debt                      (1,493,000)        (1,319,000)
 Dividends paid                                   (1,045,000)          (966,000)
 Payment of capitalized lease obligations           (183,000)          (165,000)
 Net issuance (purchase) of treasury stock           138,000           (107,000)
                                              ---------------    ---------------
    Net cash used in financing activities         (9,077,000)        (1,583,000)
                                              ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                    1,632,000           (344,000)

CASH AT BEGINNING OF PERIOD                        3,617,000          6,385,000
                                              ---------------    ---------------
CASH AT END OF PERIOD                         $    5,249,000     $    6,041,000
                                              ===============    ===============

See Notes to the Consolidated Financial Statements.

                     THE MIDLAND COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997

1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1996 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

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

2.      EARNINGS PER SHARE
Earnings per share (EPS) of common stock are computed by dividing net income by the weighted average number of shares and share equivalents (which considers stock options and restricted stock awards) outstanding during the period. Such weighted average numbers outstanding used for EPS calculations were as follows:

   Six-months ended June 30:       For Primary EPS       For Fully Diluted EPS
                                   ---------------       ---------------------
              1997                    3,072,000               3,099,000
              1996                    3,079,000               3,080,000

Statement of Financial Accounting Standards No. 128 has been issued and will require companies to change the method of calculating earnings per share. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. On a proforma basis, the Company's basic and diluted earnings per share calculated in accordance with the Statement would be:

                                           Six-Mos.              Three-Mos.
                                        Ended June 30,         Ended June 30,
                                     --------------------   --------------------
                                       1997        1996       1997        1996
                                     --------    --------   --------    --------
Basic earnings (loss) per share      $  2.38     $ (1.56)   $  1.34     $   .22
Diluted earnings (loss) per share    $  2.30     $ (1.56)   $  1.29     $   .21

3.      INCOME TAXES
The federal income tax provisions (credits) for the three and six-month periods ended June 30, 1997 and 1996 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

                              Six-Mos. Ended June 30,  Three-Mos. Ended June 30,
                             ------------------------- -------------------------
                                 1997         1996         1997         1996
                             ------------ ------------ ------------ ------------
Federal income tax
 (credit) at statutory
 rate                        $ 3,357,000  $(2,894,000) $ 1,913,000  $   140,000
Add (deduct) the tax
 effect of:
   Tax exempt interest and
    excludable dividend
    income                      (765,000)    (885,000)    (387,000)    (443,000)
   Investment tax credits       (182,000)     (85,000)     (91,000)     (42,000)
   Other - net                   111,000      185,000       51,000       90,000
                             ------------ ------------ ------------ ------------
     Provision (credit) for
      federal income tax     $ 2,521,000  $(3,679,000) $ 1,486,000  $  (255,000)
                             ============ ============ ============ ============

4.      CONTINGENCIES
As discussed in Note 12 of the Company's financial statements for the year ended December 31, 1996, there are certain potential or actual legal claims pending against the Company, the outcome of which are not expected to have a material effect upon the company's consolidated financial position or results of operations.

5.      COMPREHENSIVE INCOME AND SEGMENT DISCLOSURES
In June of 1997, The Accounting Standards Board issued SFAS No. 130, "Reporting on Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Midland Company will be required to adopt these standards during 1998. Adoption of these standards will not impact the reported results of operations or financial position of The Midland Company but will require additional disclosure.

6.      SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $3,296,000 and $2,874,000 in the first six months of 1997 and 1996, respectively. The Company paid income taxes of $955,000 during the first six months of 1997 and no income taxes were paid during the
first six months of 1996.   In January, 1997, the Company issued 65,350 shares
of treasury stock under a restricted stock award program that relieved treasury stock by approximately $1,808,000 and also increased additional paid-in capital by approximately $626,000.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of June 30, 1997, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



July 17, 1997
Deloitte & Touche LLP
Cincinnati, Ohio

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

        Insurance revenues increased in the first six months and second quarter of 1997 as compared to the comparable periods in 1996 due primarily to the continued growth in the Company's property and casualty core products. Insurance losses and loss adjustment expenses decreased in the first six months of 1997 as compared to the first six months of 1996 due to a significant decrease in weather related catastrophe losses. The decrease in catastrophic losses was primarily responsible for the significant improvement in operating results of the insurance operations in 1997 compared to 1996. The loss ratio (ratio of losses to net premiums earned) of the property and casualty insurance companies was 54.4% and 53.3% during the first half and second quarter, respectively, of 1997 compared to 64.2% and 60.2% in the first half and second quarter, respectively, of 1996.

        Pre-tax profits of the transportation subsidiary improved significantly in the first six months and second quarter of 1997 compared to the related 1996 periods due to reductions in litigation costs. On a pre-tax basis, litigation costs decreased $3.6 million and $1.3 million in the first six months and second quarter of 1997, respectively, as compared to the prior year's periods. Transportation revenues decreased slightly in the first half and second quarter of 1997 as compared to the prior year's periods due to flooding conditions along the lower Mississippi River in March and April of this year.

        Sportswear revenues and related expenses increased during the first six months and second quarter of 1997 as compared to the comparable periods in 1996 due primarily to an increase in orders for the spring apparel line. This increase in sales during the second quarter of 1997 produced a favorable improvement in this subsidiary's operating performance in the second quarter of 1997 as compared to the second quarter of 1996 and also positively impacted the current six month performance as compared to the prior year's six month performance.

        The increase in fixed assets was due primarily to the transportation subsidiary's acquisition of 41 barges for a total cost of $11.9 million.

        Increases in receivables, unearned premiums and insurance loss reserves are primarily related to increased insurance business and seasonal trends.

        The increases in reinsurance recoverables and prepaid reinsurance premiums, funds held under reinsurance agreements and reinsurance payables, together with the decrease in deferred insurance policy acquisition costs, are related to increased reinsurance activities.

        The Company was able to reduce its short-term bank borrowings in 1997 as a result of the Company's profits and positive cash flows.

        The increases in investments, deferred federal income tax and net unrealized gain on marketable securities were due to the increase in market value of the Company's investment portfolio.

                         PART II.  OTHER INFORMATION
                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                                JUNE 30, 1997



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

                                   THE MIDLAND COMPANY


Date_______July 17, 1997_______    s/Michael J. Conaton_________________________
                                   Michael J. Conaton, President
                                   and Chief Operating Officer


Date_______July 17, 1997_______    s/John I. Von Lehman_________________________
                                   John I. Von Lehman, Executive Vice President,
                                   Treasurer and Chief Financial Officer