Form 10-Q
period 1997-09-30
MIDLAND CO
filed 1997-11-14
CIK 66025

UNITED STATES

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended______________September 30, 1997__________________

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

Commission file number______________________________1-6026______________________

___________________________The Midland Company__________________________________
            (Exact name of registrant as specified in its charter)


________Incorporated in Ohio_________________  __________31-0742526_____________
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
           or organization)                                  No.)

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes___X___. No_______.

        The number of common shares outstanding as of September 30, 1997 was 3,105,719.

                        PART I. FINANCIAL INFORMATION
                             THE MIDLAND COMPANY
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                      (Unaudited)
                                                       Sept. 30,      Dec. 31,
                ASSETS                                   1997           1996
                                                   -------------- --------------

CASH                                               $   5,625,000  $   3,342,000
                                                   -------------- --------------

MARKETABLE SECURITIES:
  Fixed income (cost, $351,445,000 at September 30,
    1997 and $333,259,000 at December 31, 1996)      356,388,000    335,675,000
  Equity (cost, $33,863,000 at September 30, 1997
    and $30,931,000 at December 31, 1996)             85,543,000     64,787,000
                                                   -------------- --------------
    Total                                            441,931,000    400,462,000
                                                   -------------- --------------

RECEIVABLES:
  Accounts receivable                                 69,778,000     54,674,000
  Less allowance for losses                              799,000        799,000
                                                   -------------- --------------
    Net                                               68,979,000     53,875,000
                                                   -------------- --------------
REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                        56,668,000     52,805,000
                                                   -------------- --------------

PROPERTY, PLANT AND EQUIPMENT - AT COST              131,144,000    118,327,000
  Less accumulated depreciation and amortization      43,183,000     39,004,000
                                                   -------------- --------------
    Property, Plant and Equipment - Net               87,961,000     79,323,000
                                                   -------------- --------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS           45,804,000     45,342,000
                                                   -------------- --------------

NET ASSETS OF DISCONTINUED OPERATIONS                       -        16,518,000
                                                   -------------- --------------

OTHER ASSETS                                           4,206,000      4,313,000
                                                   -------------- --------------

  TOTAL ASSETS                                     $ 711,174,000  $ 655,980,000
                                                   ============== ==============

See notes to the consolidated financial statements.

                             THE MIDLAND COMPANY
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                      (Unaudited)
                                                       Sept. 30,      Dec. 31,
   LIABILITIES AND SHAREHOLDERS' EQUITY                  1997           1996
                                                   -------------- --------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                            $  12,000,000  $  28,000,000
  Commercial paper                                     6,512,000      4,700,000
                                                   -------------- --------------

    Total                                             18,512,000     32,700,000
                                                   -------------- --------------

INSURANCE COMMISSIONS PAYABLE                         16,368,000     13,821,000
                                                   -------------- --------------

OTHER PAYABLES AND ACCRUALS                           46,150,000     39,260,000
                                                   -------------- --------------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
 AND REINSURANCE PAYABLES                             26,621,000     26,949,000
                                                   -------------- --------------

UNEARNED INSURANCE PREMIUMS                          225,406,000    208,417,000
                                                   -------------- --------------

INSURANCE LOSS RESERVES                              111,453,000     95,830,000
                                                   -------------- --------------

DEFERRED FEDERAL INCOME TAX                           23,686,000     16,845,000
                                                   -------------- --------------

LONG-TERM DEBT                                        62,199,000     62,470,000
                                                   -------------- --------------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 3,106,000
    shares at September 30, 1997 and 3,042,000
    shares at December 31, 1996 after deducting
    treasury stock of 537,000 shares and 601,000
    shares, respectively)                                911,000        911,000
  Additional paid-in capital                          15,355,000     14,846,000
  Retained earnings                                  145,398,000    138,423,000
  Net unrealized gain on marketable securities        36,772,000     23,587,000
  Treasury stock - at cost                           (14,870,000)   (16,621,000)
  Unvested restricted stock awards                    (2,787,000)    (1,458,000)
                                                   -------------- --------------

    Total                                            180,779,000    159,688,000
                                                   -------------- --------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 711,174,000  $ 655,980,000
                                                   ============== ==============

See notes to the consolidated financial statements.

                             THE MIDLAND COMPANY
                              AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
       FOR THE NINE AND THREE-MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                         Nine-Mos. Ended Sept. 30,    Three-Mos. Ended Sept. 30,
                       ----------------------------- ---------------------------
                            1997           1996           1997         1996
                       -------------- -------------- ------------- -------------
REVENUES:
  Insurance            $ 251,012,000  $ 224,543,000  $ 84,207,000  $ 75,731,000
  Transportation          24,504,000     25,706,000     8,616,000     9,485,000
  Other                      243,000        413,000       126,000       109,000
                       -------------- -------------- ------------- -------------
    Total                275,759,000    250,662,000    92,949,000    85,325,000
                       -------------- -------------- ------------- -------------
COSTS AND EXPENSES:
  Insurance:
    Losses and loss
     adjustment
     expenses            127,746,000    133,735,000    44,409,000    45,984,000
    Commissions and
     other policy
     acquisition costs    61,479,000     61,771,000    17,819,000    20,898,000
    Operating and
     administrative
     expenses             36,703,000     30,108,000    13,107,000    10,769,000
  Transportation
   operating expenses     21,288,000     24,587,000     7,077,000     7,157,000
  Interest expense         3,612,000      3,698,000     1,202,000     1,158,000
  Other operating and
   administrative
   expenses                3,195,000      2,503,000       628,000       524,000
                       -------------- -------------- ------------- -------------
    Total                254,023,000    256,402,000    84,242,000    86,490,000
                       -------------- -------------- ------------- -------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE FEDERAL INCOME
  TAX                     21,736,000     (5,740,000)    8,707,000    (1,165,000)

PROVISION (CREDIT) FOR
  FEDERAL INCOME TAX       6,312,000     (3,186,000)    2,595,000      (792,000)
                       -------------- -------------- ------------- -------------

INCOME (LOSS) FROM
  CONTINUING OPERATIONS   15,424,000     (2,554,000)    6,112,000      (373,000)
                       -------------- -------------- ------------- -------------

DISCONTINUED OPERATIONS:
  Loss from operations
    of discontinued
    segment -
     less applicable
     income tax credits
     of $1,881,000,
     $1,289,000,
     $685,000 and $4,000,
     respectively         (3,492,000)    (2,430,000)   (1,250,000)      (21,000)

  Loss on disposal of
    segment -
     less income tax
     credit of
     $1,790,000           (3,325,000)           -      (3,325,000)          -
                       -------------- -------------- ------------- -------------

INCOME (LOSS) FROM
  DISCONTINUED
  OPERATIONS              (6,817,000)    (2,430,000)   (4,575,000)      (21,000)
                       -------------- -------------- ------------- -------------

NET INCOME (LOSS)      $   8,607,000  $  (4,984,000) $  1,537,000  $   (394,000)
                       ============== ============== ============= =============
EARNINGS (LOSS) PER
 SHARE OF COMMON
 STOCK:
  Continuing
   operations          $        5.00  $        (.83) $       1.97  $       (.12)
  Discontinued
   operations                  (2.21)          (.79)        (1.48)         (.01)
                       -------------- -------------- ------------- -------------

   TOTAL               $        2.79  $       (1.62) $        .49  $       (.13)
                       ============== ============== ============= =============
CASH DIVIDENDS PER
 SHARE OF COMMON
 STOCK                 $        .525  $        .495  $       .175  $       .165
                       ============== ============== ============= =============

See notes to the consolidated financial statements.

                     THE MIDLAND COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
            FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                         1997           1996
                                                   -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $   8,607,000  $  (4,984,000)
  Loss from discontinued operations                    6,817,000      2,430,000
                                                   -------------- --------------
  Income (loss) from continuing operations            15,424,000     (2,554,000)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      8,252,000      5,824,000
    Increase in unearned insurance premiums           16,989,000     20,852,000
    Increase in insurance loss reserves               15,623,000     30,081,000
    Increase in net accounts receivable              (15,104,000)   (12,113,000)
    Increase in other accounts payable and accruals    6,848,000      1,118,000
    Increase in reinsurance recoverables and
      prepaid reinsurance premiums                    (3,863,000    (20,047,000)
    Increase (decrease) in insurance commissions
      payable                                          2,547,000     (1,940,000)
    Increase in deferred insurance policy
      acquisition costs                                 (462,000)    (2,884,000)
    Increase (decrease) in funds held under
      reinsurance agreements and reinsurance payables   (328,000)     5,108,000
    Decrease in deferred federal income tax             (260,000)      (114,000)
    Decrease (increase) in other assets                  107,000       (525,000)
    Other-net                                             76,000      1,232,000
                                                   -------------- --------------

      Net cash provided by continuing operations      45,849,000     24,038,000

      Net cash used in discontinued operations        (3,629,000)   (13,978,000)
                                                   -------------- --------------

      Net cash provided by operating activities       42,220,000     10,060,000
                                                   -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                 (144,948,000)  (104,882,000)
  Sale of marketable securities                       66,197,000     68,060,000
  Maturity of marketable securities                   32,023,000     32,081,000
  Decrease in cash equivalent marketable securities   25,434,000      7,750,000
  Acquisition of property, plant and equipment       (17,198,000)    (3,522,000)
  Proceeds from sale of discontinued operations       13,330,000            -
  Sale of property, plant and equipment                1,034,000      1,162,000
                                                   -------------- --------------
      Net cash provided by (used in) investing
        activities                                   (24,128,000)       649,000
                                                   -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings              (14,188,000)    (9,359,000)
  Issuance of long-term debt                           2,300,000            -
  Repayment of long-term debt                         (2,293,000)    (1,979,000)
  Dividends paid                                      (1,589,000)    (1,464,000)
  Payment of capitalized lease obligations              (278,000)      (251,000)
  Net issuance (purchase) of treasury stock              239,000       (211,000)
                                                   -------------- --------------

      Net cash used in financing activities          (15,809,000)   (13,264,000)
                                                   -------------- --------------

NET INCREASE (DECREASE) IN CASH                        2,283,000     (2,555,000)

CASH AT BEGINNING OF PERIOD                            3,342,000      6,221,000
                                                   -------------- --------------

CASH AT END OF PERIOD                              $   5,625,000  $   3,666,000
                                                   ============== ==============

See Notes to the Consolidated Financial Statements.

                     THE MIDLAND COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1996 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

Certain reclassifications (minor in nature) have been made to the 1996 amounts to conform to 1997 classifications.

2.      DISCONTINUED OPERATIONS
Effective September 29, 1997, CS Crable Sportswear, Inc., the Company's wholly-owned sportswear subsidiary, sold substantially all of its sportswear related assets for approximately $13.3 million. As a result of the disposal, in the accompanying financial statements, the Company has presented, seperated from continuing operations, the estimated loss on disposal, the results of discontinued operations, and the net assets of the discontinued operations, including reclassification of amounts previously reported for 1996 and the first two quarters of 1997.

3.      EARNINGS PER SHARE
Earnings per share (EPS) of common stock are computed by dividing net income by the weighted average number of shares and share equivalents (which considers stock options and restricted stock awards) outstanding during the period. Such weighted average numbers outstanding used for EPS calculations were as follows:

Nine-months ended September 30:        For Primary EPS    For Fully Diluted EPS
                                       ---------------    ---------------------
        1997                              3,085,000             3,119,000
        1996                              3,072,000             3,075,000

Statement of Financial Accounting Standards No. 128 (the "Statement") has been issued and will require companies to change the method of calculating earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. On a pro-forma basis, the Company's basic and diluted earnings per share calculated in accordance with the Statement would be:

                          Nine-Mos. Ended Sept. 30,   Three-Mos. Ended Sept. 30,
                          -------------------------   --------------------------
                              1997          1996           1997          1996
                          ------------  ------------  ------------  ------------
Basic earnings (loss)
  per share:
   Continuing operations      $ 5.17        $( .87)       $ 2.04         $(.12)
   Discontinued operations     (2.28)        ( .82)        (1.53)         (.01)
                          ------------  ------------  ------------  ------------
     Total                    $ 2.89        $(1.69)        $  .51         $(.13)
                          ============  ============  ============  ============
Diluted earnings (loss)
  per share:
   Continuing operations      $ 5.00        $( .87)       $ 1.97         $(.12)
   Discontinued operations     (2.21)        ( .82)        (1.48)         (.01)
                          ------------  ------------  ------------  ------------
     Total                    $ 2.79        $(1.69)       $  .49         $(.13)
                          ============  ============  ============  ============
4.      INCOME TAXES
The federal income tax provisions (credits) for the three and nine-month periods ended September 30, 1997 and 1996 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

                          Nine-Mos. Ended Sept. 30,   Three-Mos. Ended Sept. 30,
                          -------------------------   --------------------------
                              1997          1996          1997          1996
                          ------------  ------------  ------------  ------------
Federal income tax
 (credit) at statutory
 rate                     $ 3,937,000   $(3,311,000)    $ 580,000     $(417,000)
Add (deduct) the tax
 effect of:
  Tax exempt interest
   and excludable
   dividend income         (1,167,000)   (1,301,000)     (402,000)     (416,000)
  Investment tax credits     (274,000)     (127,000)      (92,000)      (42,000)
  Other - net                 145,000       264,000        34,000        79,000
                          ------------  ------------  ------------  ------------
   Provision (credit)
    for federal income
    tax                   $ 2,641,000   $(4,475,000)    $ 120,000     $(796,000)
                          ============  ============  ============  ============

5.      CONTINGENCIES
As discussed in Note 12 of the Company's financial statements for the year ended December 31, 1996, there are certain potential or actual legal claims pending against the Company, the outcome of which are not expected to have a material effect upon the Company's consolidated financial position or results of operations.

6.      COMPREHENSIVE INCOME AND SEGMENT DISCLOSURES
In June of 1997, The Accounting Standards Board issued SFAS No. 130, "Reporting on Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Midland Company will be required to adopt these standards during 1998. Adoption of these standards will not impact the reported results of operations or financial position of The Midland Company but will require additional disclosure.

7.      SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $4,800,000 and $4,438,000 in the first nine months of 1997 and 1996, respectively. The Company paid income taxes of $4,449,000 during the first nine months of 1997 and no income taxes were paid during the first nine months of 1996. In January, 1997, the Company issued 65,350 shares of treasury stock under a restricted stock award program that reduced treasury stock by approximately $1,808,000 and also increased additional paid-in capital by approximately $626,000.

                       INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of September 30, 1997, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


October 23, 1997

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

Insurance Operations
--------------------

        Insurance revenues increased in the first nine months and third quarter of 1997 as compared to the comparable periods in 1996 as a result of the continued strong premium growth from the Company's core property and casualty insurance products. The operating performance of the Company's insurance operations improved significantly in the first nine months and third quarter of 1997 compared to the comparable periods in 1996 due primarily to the return to more normal weather patterns throughout the United States during 1997. The nine month and third quarter of 1996 operating performances were adversely impacted by the catastrophic losses incurred from Hurricanes Fran and Bertha. Insurance losses and loss adjustment expenses decreased during the first nine months and third quarter of 1997 compared to the comparable periods in 1996 due to the reasons discussed above. The loss ratios (ratio of losses to net premiums earned) of the property and casualty insurance companies were 55.9% and 59.1% during the first nine months and third quarter, respectively, of 1997. This compares to loss ratios of 64.9% and 66.3% during the comparable periods of 1996.

        Insurance commissions and other policy acquisition costs decreased in the third quarter of 1997 compared to the third quarter of 1996. This decrease is due primarily to the Company entering several new reinsurance agreements in mid-1997. These reinsurance agreements essentially result in the Company retaining less underwriting profit but earning a higher ceding commission income, which reduces commission expense in the accompanying financial statements.

        After-tax capital gains for the first nine months totaled approximately $.80 per share in 1997 compared to approximately $.56 per share for the same period in 1996. Third quarter capital gains (after-tax) amounted to $.50 per share in 1997 compared to $.14 per share in 1996.

        Marketable securities, deferred federal income tax and net unrealized gains on marketable securities increased as a result of the investment of the strong cash flow generated by the Company's insurance operations coupled with the unrealized appreciation in the market value of the investment portfolio. Similarly, the increases in receivables, unearned insurance premiums, insurance loss reserves and other payables and accruals are also the result of this continued growth in the insurance operations.

Transportation Operations
-------------------------

        Transportation revenues decreased during the first nine months of 1997 as compared to the first nine months of 1996 due, in part, to the flooding conditions which existed on the lower Mississippi River during the first six months of 1997. This decrease is also due to the fact that the third quarter in 1996 was unusually favorable for the transportation industry in terms of affreightment rates and volume. Pre-tax profits of the transportation subsidiary improved significantly in the first nine months of 1997 compared to the first nine months of 1996 due primarily to a significant reduction in litigation related costs. On a pre-tax basis, litigation costs decreased $3.6 million during the first nine months of 1997 as compared to the comparable period in 1996.

        The increase in the Company's fixed assets was due primarily to the transportation subsidiary's acquisition of 41 barges for a total cost of $11.9 million during the first quarter of 1997.

Discontinued Operations
-----------------------

        On September 29, 1997, the Company's sportswear subsidiary, CS Crable Sportswear, Inc., sold the majority of its assets to Brazos, Inc., a subsidiary of Brazos Sportswear, Inc. The assets were sold for approximately $13.3 million in cash resulting in an after-tax loss on the disposal of approximately $3.3 million. The cash proceeds from this transaction were used to reduce the Company's short-term bank borrowings.

        The transaction, which includes the CS Crable Sportswear name, contracts and customer lists, also includes a ten-year lease of the CS Crable facility in Batavia, Ohio and the retention of the majority of CS Crable's workforce. Management believes that the sale presents the Company with the opportunity to focus on its insurance and transportation businesses.

                         PART II.  OTHER INFORMATION
                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                              SEPTEMBER 30, 1997


Item 1.  Legal Proceedings
         Reference is made to Item 1 of the March 31, 1996 Registrant's Form 10-Q concerning criminal litigation against M/G Transport Services, Inc., a subsidiary of the Registrant. Upon Motion, the Court dismissed six of the remaining eight counts against M/G, four of the six remaining counts against one former employee and all of the remaining counts against two former employees. The United States has appealed. On October 31, 1997, M/G was fined $250,000 and placed on two years' probation on the two remaining counts. The Company does not expect any additional fines unless the United States is successful in its appeal.

Item 2.  Change in Securities
              None

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders
              None

Item 5.  Other Information
              None

Item 6.  Exhibits and Reports on Form 8-K
              a.)     Exhibit 15 - Letter re: Unaudited Interim Financial
                      Information
              b.)     Exhibit 27 - Financial Data Schedule
              c.)     Reports on Form 8-K - None were filed during the
                      quarter ended September 30, 1997. An 8-K was filed on October 14, 1997 in connection with the September 29,
                      1997 sale of the Company's sportswear operations.


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                                                THE MIDLAND COMPANY


Date___________October 23, 1997______           s/Michael J. Conaton____________
                                                Michael J. Conaton, President
                                                and Chief Operating Officer


Date___________October 23, 1997______           s/John I. Von Lehman____________
                                                John I. Von Lehman, Executive
                                                Vice President, Treasurer and
                                                Chief Financial Officer