Form 10-K
period 1997-12-31
MIDLAND CO
filed 1998-03-30
CIK 66025

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                                ANNUAL REPORT

                      Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 1997

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

        Yes__X__               No_____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

	The aggregate market value of the voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant as of March 16, 1998 was $251,911,000.

	Number of shares of common stock outstanding as of March 16, 1998 -
3,100,446.

Documents Incorporated by Reference

	Annual Report to Shareholders for the year ended December 31, 1997 is incorporated by reference into Parts I, II and IV.

	Registrant's Proxy Statement dated March 6, 1998 is incorporated by reference into Parts III and IV.

                             THE MIDLAND COMPANY

                                  FORM 10-K

                              DECEMBER 31, 1997


Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Midland Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Statements concerning expected financial performance, on-going business strategies and possible future action which The Midland Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors.

Factors which might cause deviations from the forward-looking statements include, without limitations, the following: 1) changes in the laws or regulations affecting the operations of the Company or any of its subsidiaries; 2) changes in the business tactics or strategies of the Company or any of its subsidiaries; 3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the Company or any of its subsidiaries; 4) changing market forces or litigation which necessitate, in Management's judgment, changes in plans, strategy or tactics of the Company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace or fluctuations in interest rates, any one of which might materially affect the operations of the Company and/or its subsidiaries.

                                    PART I

ITEM 1.	Business.
Incorporated by reference from the inside cover and pages 2 through 11 and 28
(Note 17) of the Registrant's 1997 Annual Report to Shareholders.   The number
of persons employed by the Registrant was approximately 805 at December 31, 1997.

Property and Casualty Loss Reserves
The Company's consolidated financial statements include the estimated liability (reserves) for unpaid losses and loss adjustment expenses (LAE) of its property and casualty insurance subsidiaries. The liability is presented net of amounts recoverable from salvage and subrogation and includes amounts recoverable from reinsurance for which receivalbes are recognized.

The Company establishes reserves for losses that have been reported to the Company and certain legal expenses on the "case basis" method. The Company estimates claims incurred but not reported ("IBNR") and other adjustment expenses using statistical procedures. The Company accrues salvage and subrogation recoveries using the "case basis" method for large claims and statistical procedures for smaller claims.

The Company's objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately expected to be required to settle losses. The Company's reserves aggregate its best estimates of the total ultimate cost of claims that have been incurred but have not yet been paid. The estimates are based on past claims experience and reflect current claims trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

The Company reviews its loss and loss adjustment expense reserve development on a regular basis to determine whether the reserving assumptions and methods are appropriate. Reserves initially determined are compared to the amounts ultimately paid. The Company regularly makes statistical estimates of the projected amounts necessary to settle outstanding claims, compares these estimates to the recorded reserves and adjusts the reserves as necessary. The adjustments are reflected in current operations.

There are no material differences between the loss and LAE liability reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP").

The following table provides an analysis of changes in loss and LAE reserves for 1997, 1996 and 1995 (net of reinsurance amounts) for the Company. Based on the information available during and at the end of each of the respective years, operations were charged $5,230,000 in 1997 and $3,771,000 in 1996 as a result of an increase in the estimated amounts needed to settle prior years' claims. Operations were credited $7,347,000 in 1995 for such estimates. Such reserve adjustments, which affected current operations during each of the years, resulted from developed losses from prior years being different than were anticipated when the liability for losses and loss adjustment expense were originally estimated. These development trends have been considered in establishing the current year liabilities.

                                            (Amounts in 000's)
                                  ---------------------------------------
                                     1997           1996           1995
                                  ---------------------------------------

Balance at January 1              $ 88,992       $ 61,497       $ 52,078
 Less reinsurance recoverables      24,208         13,785         14,597
                                  ---------------------------------------
Net balance at January 1            64,784         47,712         37,481
                                  ---------------------------------------

Incurred related to:
  Current year                     163,035        166,554        141,887
  Prior years                        5,230          3,771         (7,347)
                                  ---------------------------------------
Total incurred                     168,265        170,325        134,540
                                  ---------------------------------------

Paid related to:
  Current year                     113,841        121,782        105,269
  Prior years                       37,307         31,471         19,040
                                  ---------------------------------------
Total paid                         151,148        153,253        124,309
                                  ---------------------------------------

Net balance at
  December 31                       81,901         64,784         47,712
  Plus reinsurance recoverables     26,433         24,208         13,785
                                  ---------------------------------------
Balance at December 31            $108,334       $ 88,992       $ 61,497
                                  ---------------------------------------


Analysis of Loss and LAE Reserve Development
The next table presents the development of the estimated liability for the ten years prior to 1997. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate was increased or decreased as more information became known about the frequency and severity of claims for individual years. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The "Net Reserve Re-estimated" section of the table shows the cumulative redundancy (deficiency) developed with respect to the previously recorded liability for all years as of the end of 1997. For example, the Company's 1990 reserve of $16,570,000 has been re-estimated as of year-end 1997 to be $13,589,000, indicating a redundancy of $2,981,000.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1997, the Company had paid $13,550,000 of the currently estimated $13,589,000 of losses and LAE that have been incurred as of the end of 1990; thus an estimated $39,000 of losses incurred as of the end of 1990 remain unpaid as of the current financial statement date.

The Company's reserve development has been unfavorable beginning in 1995 due to the Company's expansion into certain areas of commercial lines insurance. These developments have been considered in establishing the current year liabilities.


Analysis of Loss and Loss Adjustment Expense Development
(Amounts in 000's)

Year Ended
   December 31            1987      1988      1989      1990      1991      1992      1993      1994      1995      1996      1997
                        ------------------------------------------------------------------------------------------------------------

Reserve for Unpaid
   Losses, Net of
   Reinsurance          $12,553   $12,464   $15,732   $16,570   $19,089   $20,405   $27,744   $37,481   $47,712   $64,784   $ 81,901

Net Reserve Re-estimated
   as of:
  One Year Later         12,148    11,609    15,167    15,492    17,160    18,425    25,668    30,134    51,483    70,014
  Two Years Later        12,456    11,534    15,043    14,859    15,699    18,451    22,686    32,074    53,467
  Three Years Later      12,351    11,292    14,397    13,841    15,202    16,871    21,154    31,880
  Four Years Later       12,374    11,024    13,773    13,929    14,497    16,616    20,966
  Five Years Later       12,165    10,886    13,758    13,663    14,393    16,505
  Six Years Later        12,172    10,926    13,754    13,598    14,373
  Seven Years Later      12,211    10,962    13,722    13,589
  Eight Years Later      12,235    10,948    13,741
  Nine Years Later       12,235    10,967
  Ten Years Later        12,235

Net Cumulative
   Redundancy
   (Deficiency)         $   318   $ 1,497   $ 1,991   $ 2,981   $ 4,716   $ 3,900   $ 6,778   $ 5,601   $(5,755)  $(5,230)
                        ==================================================================================================

Net Cumulative
   Amount of
   Reserve Paid
   Through:
  One Year Later        $ 9,825   $ 8,659   $11,210   $11,117   $10,937   $11,730   $ 9,684   $19,040   $31,471   $37,307
  Two Years Later        11,270     9,644    12,902    12,488    12,685    14,397    18,445    26,471    41,785
  Three Years Later      11,644    10,461    13,355    12,965    13,588    15,923    19,930    29,237
  Four Years Later       12,011    10,668    13,465    13,208    14,171    16,312    20,427
  Five Years Later       12,067    10,739    13,595    13,471    14,307    16,381
  Six Years Later        12,103    10,825    13,689    13,530    14,331
  Seven Years Later      12,152    10,915    13,704    13,550
  Eight Years Later      12,232    10,930    13,703
  Nine Years Later       12,235    10,929
  Ten Years Later        12,235

Net Reserve - December 31                                                 $20,405   $27,744   $37,481   $47,712   $64,784   $ 81,901
Reinsurance Recoverables                                                    2,780     6,220    14,597    13,785    24,208     26,433
                                                                          ----------------------------------------------------------
Gross Reserve-December 31                                                 $23,185   $33,964   $52,078   $61,497   $88,992   $108,334
                                                                          ==========================================================

Net Re-estimated Reserve                                                  $16,505   $20,966   $31,880   $53,467   $70,014
Re-estimated Reinsurance                                                    2,249     4,700    12,416    15,448    26,160
                                                                          -----------------------------------------------
Gross Re-estimated Reserve                                                $18,754   $25,666   $44,296   $68,915   $96,174
                                                                          ===============================================

Gross Cumulative Redundancy (Deficiency)                                  $ 4,431   $ 8,298   $ 7,782   $(7,418)  $(7,182)
                                                                          ================================================

                                                                 4



Reinsurance
The Company reinsures certain levels of risk with other insurance companies and cedes varying portions of its written premiums to such reinsurers. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. To the Company's knowledge, none of its reinsurers are experiencing financial difficulties. Furthermore, the Company monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The composition of its reinsurers has not changed significantly in recent years. The Company has not experienced any uncollectible reinsurance amounts or coverage disputes with its reinsurers in over ten years.

ITEM 2.  Properties.
         Incorporated by reference to the inside front cover and pages 2 through 11 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 3.  Legal Proceedings.
         Reference is made to Item 3 of the December 31, 1995 Registrant's Form 10-K concerning criminal litigation against M/G Transport Services, Inc., a subsidiary of the Registrant. Upon Motion, the Court dismissed six of the remaining eight counts against M/G, four of the six remaining counts against one former employee and all of the remaining counts against two former employees. The United States has appealed. On October 31, 1997, M/G was fined $250,000 and placed on two years' probation on the two remaining counts. The Company does not expect any additional fines unless the United States is successful in its appeal.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         None during the fourth quarter.


                                   PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters. Incorporated by reference to pages 12, 28 (Note 18) and 32 of the Registrant's 1997 Annual Report to Shareholders. The number of holders of the Company's common stock at December 31, 1997 was approximately 1,340. The Company's common stock is registered on the American Stock Exchange (MLA).

ITEM 6.  Selected Financial Data.
         Incorporated by reference to page 13 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Incorporated by reference to pages 14 through 16 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 8.  Financial Statements and Supplementary Data.
         Incorporated by reference to pages 12 and 17 through 30 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
         None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.
         Incorporated by reference to the Registrant's Proxy Statement dated March 6, 1998.

         Executive Officers of the Company -

         J. P. Hayden, Jr.   -  Age 68  -  Chairman and Chief Executive Officer
         Michael J. Conaton  -  Age 64  -  President and Chief Operating Officer
         J. P. Hayden, III   -  Age 45  -  Senior Executive Vice President
         John W. Hayden      -  Age 40  -  Senior Executive Vice President
         John R. LaBar       -  Age 66  -  Vice President and Secretary
         Robert W. Hayden    -  Age 59  -  Vice President
         John I. Von Lehman  -  Age 45  -  Executive Vice President and
                                            Chief Financial Officer
         W. Todd Gray        -  Age 30  -  Treasurer

         J. P. Hayden, Jr. and Robert W. Hayden are brothers. J. P. Hayden, III and John W. Hayden are sons of J. P. Hayden, Jr.

         The Board of Directors of The Midland Company voted at their regular meeting on March 5, 1998 to elect the following new executive officers effective with the Company's Annual Shareholders' Meeting on April 9, 1998. Mr. J. P. Hayden, III was elected Chairman and Chief Operating Officer of The Midland Company. Mr. John W. Hayden was elected President and Chief Executive Officer of The Midland Company. Mr. J. P. Hayden, Jr. was elected Chairman of the Executive Committee of the Board. Mr. Michael J. Conaton was elected Vice Chairman of the Board.

         During 1997, W. Todd Gray was elected Treasurer. Mr. Gray joined Midland in 1994 and served as Internal Audit Manager and, more recently, Assistant Treasurer. Prior to that he was with a national accounting firm.

         During 1996, J. P. Hayden, III and John W. Hayden (formerly Vice Presidents) were elected Senior Executive Vice Presidents. Also in 1996, John I. Von Lehman (formerly Vice President, Treasurer and Chief Financial Officer) was elected Executive Vice President and Chief Financial Officer.

         The officers listed above have served in the positions indicated for the past five years (except as noted above).


ITEM 11. Executive Compensation.
         Incorporated by reference to the Registrant's Proxy Statement dated March 6, 1998.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant's Proxy Statement dated March 6, 1998.


ITEM 13. Certain Relationships and Related Transactions.
         Incorporated by reference to the Registrant's Proxy Statement dated March 6, 1998.

                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) 1. Financial Statements.

                Incorporated by reference in Part II of this report:
                  Data pertaining to The Midland Company and Subsidiaries -
                     Report of Independent Public Accountants.
                     Consolidated Balance Sheets, December 31, 1997 and 1996. Consolidated Statements of Income for the Years
                        Ended December 31, 1997, 1996 and 1995.
                     Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 1997, 1996 and 1995.
                     Notes to Consolidated Financial Statements.

         (a) 2. Financial Statement Schedules.

                Included in Part IV of this report:
                  Data pertaining to The Midland Company and Subsidiaries - Page Independent Auditors' Consent and Report on
                   Schedules.                                                 12
                  Schedule I - Summary of Investments - Other Than
                   Investments in Related Parties - December 31, 1997         13
                  Schedule II - Condensed Financial Information of
                   Registrant                                              14-18
                  Schedule III - Supplementary Insurance Information
                   for the Years Ended December 31, 1997, 1996 and 1995       19
                  Schedule IV - Reinsurance for the Years Ended
                     December 31, 1997, 1996 and 1995                         20
                  Schedule V - Valuation and Qualifying Accounts for the
                     Years Ended December 31, 1997, 1996 and 1995             21
                  Schedule VI - Supplemental Information Concerning Property-
                     Casualty Insurance Operations for the Years Ended
                     December 31, 1997, 1996 and 1995                         22

                     All other schedules for which provision is made in the
                  applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


         (a) 3. Exhibits.

                3. Articles of Incorporation and Code of Regulations - Filed as
                   Exhibit 3 to the Registrant's 1980 Annual Report on Form 10-K, and incorporated herein by reference.
              10.1 The Midland Company 1992 Employee Incentive Stock Plan
                   and The Midland Company Stock Option Plan for Non-Employee Directors and The Midland Company 1972 Stock Options Plan-Incorporated by reference to Registrant's Statement 33-48511 on Form S-8.

              10.2 A description of the Company's Profit Sharing Plan, Salaried
                   Employees' Non-Qualified Savings Plan and the Supplemental Retirement Plan - Incorporated by reference to the Registrant's Proxy Statement dated March 6, 1998.

               11. Computation of Consolidated Net Income Per Share for the
                   years ended December 31, 1997, 1996 and 1995.              23

               13. Annual Report to security holders - Incorporated by
                   reference to the Registrant's 1997 Annual Report to Shareholders.

               21. Subsidiaries of the Registrant.                            24

               22. Published Report Regarding Matters Submitted to Vote of
                   Security Holders - Incorporated by Reference to the Registrant's Proxy Statement dated March 6, 1998.

               23. Independent Auditors' Consent - Included in Consent and
                   Report on Schedules referred to under Item 14(a)2 above.

               27. Financial Data Schedule

         (b) Reports on Form 8-K - A Form 8-K was filed on October 14, 1997 in connection with the September 29, 1997 sale of the Company's Sportswear operation.

                                  SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			       	          THE MIDLAND COMPANY

         Signature                     Title                     Date

    S/ J. P. Hayden, Jr.       Chairman and                   March 5, 1998
    (J. P. Hayden, Jr.)         Chief Executive Officer


    S/ John I. Von Lehman      Executive Vice President       March 5, 1998
    (John I. Von Lehman)        and Chief Financial,
                                   Accounting Officer

                                  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
			                 THE MIDLAND COMPANY

         Signature                     Title                     Date

    S/ George R. Baker         Director                       March 5, 1998
    (George R. Baker)

    S/ James E. Bushman        Director and Member            March 5, 1998
    (James E. Bushman)          of Audit Committee

    S/ James H. Carey          Director and Member            March 5, 1998
    (James H. Carey)            of Audit Committee

    S/ Michael J. Conaton      President, Chief Operating     March 5, 1998
    (Michael J. Conaton)        Officer and Director

    S/ J. P. Hayden, Jr.       Chairman, Chief Executive      March 5, 1998
    (J. P. Hayden, Jr.)         Officer and Director

    S/ J. P. Hayden, III       Senior Executive Vice          March 5, 1998
    (J. P. Hayden, III)         Presidnet and Director

    S/ John W. Hayden          Senior Executive Vice          March 5, 1998
    (John W. Hayden)            President and Director

    S/ Robert W. Hayden        Vice President and Director    March 5, 1998
    (Robert W. Hayden)

    S/ William T. Hayden       Director                       March 5,  1998
    (William T. Hayden)

    S/ William J. Keating      Director                       March 5, 1998
    (William J. Keating)

    S/ William McD. Kite       Director                       March 5, 1998
    (William McD. Kite)

    S/ John R. LaBar           Vice President, Secretary      March 5, 1998
    (John R. LaBar)             and Director

    S/ John M. O'Mara          Director and Member            March 5, 1998
    (John M. O'Mara)            of Audit Committee

    S/ John R. Orther          Director and Member            March 5, 1998
    (John R. Orther)            of Audit Committee

    S/ William F. Plettner     Director                       March 5, 1998
    (William F. Plettner)

    S/ Glenn E. Schembechler   Director and Member            March 5, 1998
    (Glenn E. Schembechler)     of Audit Committee

    S/ John I. Von Lehman      Executive Vice President,      March 5, 1998
    (John I. Von Lehman)        Chief Financial, Accounting
                                Officer and Director

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES



To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statements No. 33-64821 on Form S-3 and No. 33-48511 on Form S-8 of The Midland Company of our report dated February 12, 1998, incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 1997.

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


S/Deloitte & Touche, LLP
Deloitte & Touche, LLP
Cincinnati, Ohio

March 23, 1998

                     THE MIDLAND COMPANY AND SUBSIDIARIES

                    Schedule I - Summary of Investments -
                  Other than Investments in Related Parties
                              December 31, 1997


           Column A                    Column B     Column C        Column D
--------------------------------------------------------------------------------
                                                                    Amount at
                                                                   which shown
                                                                  in the balance
       Type of Investment                Cost          Value          sheet
--------------------------------------------------------------------------------

Fixed maturity securities,
 available-for-sale:
  Bonds:
    United States Government and
      government agencies and
      authorities                    $195,066,000   $197,864,000   $197,864,000
    States, municipalities and
      political subdivisions           83,997,000     86,877,000     86,877,000
    Mortgage-backed securities          7,902,000      7,948,000      7,948,000
    Foreign governments                   511,000        510,000        510,000
    Public utilities                    1,407,000      1,403,000      1,403,000
    All other corporate bonds          67,150,000     68,436,000     68,436,000
                                     -------------------------------------------

  Total                               356,033,000    363,038,000    363,038,000
                                     -------------------------------------------

Equity securities, available-for-sale:
  Common stocks:
    Public utilities                    1,149,000      1,452,000      1,452,000
    Banks, trusts and insurance
      companies                         5,126,000     52,157,000     52,157,000
    Industrial, miscellaneous
      and all other                    25,179,000     38,696,000     38,696,000
  Nonredeemable preferred stocks        2,257,000      2,269,000      2,269,000
                                     -------------------------------------------
  Total                                33,711,000     94,574,000     94,574,000
                                     -------------------------------------------

Accrued interest and dividends          5,685,000      5,685,000      5,685,000
                                     -------------------------------------------

Short-term investments                 35,532,000     35,532,000     35,532,000
                                     -------------------------------------------

Total investments                    $430,961,000   $498,829,000   $498,829,000
                                     ===========================================

                       THE MIDLAND COMPANY (Parent Only)

          Schedule II - Condensed Financial Information of Registrant
                      Condensed Balance Sheet Information
                          December 31, 1997 and 1996


                    ASSETS                               1997           1996
                                                   -----------------------------
Cash                                               $     236,000  $     267,000
                                                   -----------------------------
Marketable Securities (at market value):
  Fixed Income (cost, $2,427,000 in 1997
    and $427,000 in 1996)                              2,427,000        427,000
  Equity (cost, $354,000 in 1997 and
    $362,000 in 1996)                                  2,456,000      1,343,000
                                                   -----------------------------
    Total                                              4,883,000      1,770,000
                                                   -----------------------------
Receivables - Net                                      7,010,000      6,801,000
                                                   -----------------------------
Intercompany Receivables                                      --      6,822,000
                                                   -----------------------------

Property, Plant and Equipment (at cost)               35,878,000     33,635,000
  Less Accumulated Depreciation                        3,552,000      2,090,000
                                                   -----------------------------
    Net                                               32,326,000     31,545,000
                                                   -----------------------------

Investments in Real Estate                            14,779,000     18,868,000
                                                   -----------------------------

Other Assets                                           3,720,000      2,434,000
                                                   -----------------------------

Investment in Subsidiaries (at equity)               197,206,000    153,965,000
                                                   -----------------------------

    Total                                          $ 260,160,000  $ 222,472,000
                                                   =============================

                       THE MIDLAND COMPANY (Parent Only)

         Schedule II - Condensed Financial Information of Registrant
                      Condensed Balance Sheet Information
                          December 31, 1997 and 1996


      LIABILITIES AND SHAREHOLDERS' EQUITY               1997           1996
                                                   -----------------------------
Notes Payable within One Year:
  Banks (including current portion of
   long-term debt)                                 $  25,425,000  $  28,824,000
  Commercial Paper                                     5,791,000      4,700,000
                                                   -----------------------------
    Total                                             31,216,000     33,524,000
                                                   -----------------------------

Other Payables and Accruals                            3,403,000      1,593,000
                                                   -----------------------------

Intercompany Payables                                    501,000             --
                                                   -----------------------------

Long-Term Debt                                        28,014,000     27,667,000
                                                   -----------------------------
Shareholders' Equity:
  Common Stock - No Par (issued and outstanding:
    3,111,000 shares at December 31, 1997 and
    3,042,000 shares at December 31, 1996 after
    deducting treasury stock of 532,000 shares
    and 601,000 shares, respectively)                    911,000        911,000
  Additional Paid-In Capital                          15,359,000     14,846,000
  Retained Earnings                                  153,797,000    138,423,000
  Net Unrealized Gain on Marketable Securities        44,123,000     23,587,000
  Treasury Stock (at cost)                           (14,704,000)   (16,621,000)
  Unvested Restricted Stock Awards                    (2,460,000)    (1,458,000)
                                                   -----------------------------
    Total                                            197,026,000    159,688,000
                                                   -----------------------------
    Total Liabilities and Shareholders' Equity     $ 260,160,000  $ 222,472,000
                                                   =============================

                       THE MIDLAND COMPANY (Parent Only)

          Schedule II - Condensed Financial Information of Registrant
                  Condensed Statements of Income Information
             For the Years Ended December 31, 1997, 1996 and 1995


                                            1997          1996          1995
                                       -----------------------------------------
Revenues:
  Dividends from Subsidiaries          $  8,900,000  $ 20,500,000  $ 35,117,000
  All Other Income, Primarily Charges
   to Subsidiaries                        7,746,000     7,876,000     9,434,000
                                       -----------------------------------------
    Total Revenues                       16,646,000    28,376,000    44,551,000
                                       -----------------------------------------
Expenses:
  Interest Expense                        4,775,000     5,101,000     5,248,000
  Depreciation, Amortization and
   Impairment                             6,195,000     2,548,000     4,884,000
  All Other Expenses                        833,000     2,033,000     1,727,000
                                       -----------------------------------------
    Total Expenses                       11,803,000     9,682,000    11,859,000
                                       -----------------------------------------

Income Before Federal Income Tax          4,843,000    18,694,000    32,692,000
Provision (Credit) for Federal
 Income Tax                              (1,599,000)     (654,000)     (902,000)
                                       -----------------------------------------
Income Before Change in Undistributed
 Income of Subsidiaries                   6,442,000    19,348,000    33,594,000
Change in Undistributed Income of
 Subsidiaries:
  From Continuing Operations             17,925,000   (15,605,000)  (17,546,000)
  From Discontinued Operations           (6,817,000)   (2,675,000)   (6,496,000)
                                       -----------------------------------------
    Net Income                         $ 17,550,000  $  1,068,000  $  9,552,000
                                       =========================================

                       THE MIDLAND COMPANY (Parent Only)

          Schedule II - Condensed Financial Information of Registrant
                Condensed Statements of Cash Flows Information
             For the Years Ended December 31, 1997, 1996 and 1995

                                            1997          1996          1995
                                       -----------------------------------------
Cash Flows from Operating Activities:
  Net Income                           $ 17,550,000  $  1,068,000  $  9,552,000
  Loss from discontinued operations       6,817,000     2,675,000     6,496,000
                                       -----------------------------------------
  Income from continuing operations      24,367,000     3,743,000    16,048,000
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Decrease (increase) in
     undistributed income of
     subsidiaries                       (17,925,000)   15,605,000    17,546,000
    Depreciation, amortization and
     impairment                           6,195,000     2,548,000     4,884,000
    Increase in other assets             (1,286,000)   (1,359,000)   (1,044,000)
    Decrease (increase) in receivables      134,000       689,000    (3,995,000)
    Increase in other
     payables & accruals                  1,575,000        90,000       871,000
    Other - net                              36,000        28,000       166,000
                                       -----------------------------------------
      Net cash provided by
       operating activities              13,096,000    21,344,000    34,476,000
                                       -----------------------------------------

Cash Flows from Investing Activities:
  Acquisition of property, plant &
   equipment                             (2,617,000)   (1,516,000)  (28,060,000)
  Capital contributions to subsidiaries (12,326,000)           --    (2,999,000)
  Sale of property, plant & equipment       535,000        66,000       599,000
  Change in investments (excluding
   unrealized appreciation/depreciation) (1,991,000)    7,690,000     5,379,000
                                       -----------------------------------------
      Net cash provided by (used in)
       investing activities             (16,399,000)    6,240,000   (25,081,000)
                                       -----------------------------------------

Cash Flows from Financing Activities:
  Net change in intercompany accounts     7,323,000   (21,363,000)  (35,029,000)
  Increase (decrease) in long-term debt     948,000      (767,000)   20,551,000
  Increase (decrease) in short-term
   borrowings                            (2,909,000)   (2,920,000)    8,074,000
  Dividends paid                         (2,677,000)   (1,962,000)   (1,844,000)
  Net issuance (purchase) of
   treasury stock                           587,000      (545,000)   (1,091,000)
                                       -----------------------------------------
      Net cash provided by (used in)
       financing activities               3,272,000   (27,557,000)   (9,339,000)
                                       -----------------------------------------

Net Increase (Decrease) in Cash             (31,000)       27,000        56,000

Cash at Beginning of Year                   267,000       240,000       184,000
                                       -----------------------------------------
Cash at End of Year                    $    236,000  $    267,000  $    240,000
                                       =========================================

                       THE MIDLAND COMPANY (Parent Only)

          Schedule II - Condensed Financial Information of Registrant
                   Notes to Condensed Financial Information
                For the Years Ended December 31, 1997 and 1996


The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 1997 Annual Report to shareholders.

Total debt of the Registrant (parent only) consists of the following:


                                                 DECEMBER 31,
                                         ---------------------------
                                              1997          1996
                                         ---------------------------
Short-Term Bank Borrowings               $ 24,000,000  $ 28,000,000
Commercial Paper                            5,791,000     4,700,000
Mortgage Notes:
  7.20% - Due January 1, 2001               1,773,000            --
  6.92% - Due December 20, 2005            19,768,000    20,304,000
  5.82% - Due December 1, 2003              7,898,000     8,187,000
                                         ---------------------------

    Total Debt                           $ 59,230,000  $ 61,191,000
                                         ===========================


See Note 9 to the consolidated financial statements included in the 1997 Annual Report to Shareholders for further information on the Company's outstanding debt at December 31, 1997.

The amount of debt that becomes due during each of the next five years is as follows: 1998 - $1,425,000; 1999 - $1,524,000; 2000 - $1,639,000;
2001 - $1,070,000; 2002 - $1,142,000.


                     THE MIDLAND COMPANY AND SUBSIDIARIES

              Schedule III - Supplementary Insurance Information
             For the Years Ended December 31, 1997, 1996 and 1995
                              (Amounts in 000's)

 Column A   Column B     Column C       Column D  Column E    Column F  Column G    Column H    Column I     Column J   Column K

                         Future
                         Policy                   Other                             Benefits,   Amortization
            Deferred     Benefits,                Policy                            Claims,     of Deferred
            Policy       Losses,                  Claims and            Net         Losses and  Policy       Other
            Acquisition  Claims and     Unearned  Benefits    Premium   Investment  Settlement  Acquisition  Operating  Premiums
            Cost         Loss Expenses  Premiums  Payable     Revenue   Income(1)   Expenses    Costs        Expenses   Written
            ------------------------------------------------------------------------------------------------------------------------

1997
Property &
 Casualty   $52,198      $116,898       $222,530              $305,198  $20,018     $168,265    $78,762      $45,003    $342,308
Life & A&H    3,392         3,236         17,810                 5,961    1,195        2,898      2,418          515       2,738(2)
Other                                                                       119                                3,600(3)
            ------------------------------------------------------------------------------------------------------------------------
 Total      $55,590      $120,134       $240,340  $      -    $311,159  $21,332     $171,165    $81,180      $49,118    $345,046
            ========================================================================================================================

1996
Property &
 Casualty   $42,308      $ 92,940       $190,071              $275,529  $17,161     $170,325    $79,100      $37,624    $289,144
Life & A&H    3,034         2,890         18,346                 5,085    1,045        2,101      2,433          485       2,178(2)
Other                                                                        63                                3,246(3)
            ------------------------------------------------------------------------------------------------------------------------
 Total      $45,342      $ 95,830       $208,417  $      -    $280,614  $18,269     $172,426    $81,533      $41,355    $291,322
            ========================================================================================================================

1995
Property &
 Casualty   $40,352      $ 66,394       $176,499              $258,867  $15,103     $134,540    $78,487      $38,356    $284,485
Life & A&H    2,794         1,953         14,449                 4,139      949        1,671      2,033          401       2,763(2)
Other                                                                        55                                  718(3)
            ------------------------------------------------------------------------------------------------------------------------
 Total      $43,146      $ 68,347       $190,948  $      -    $263,006  $16,107     $136,211    $80,520      $39,475    $287,248
            ========================================================================================================================

Notes to Schedule III:

(1)  Investment income amounts for the above insurance segments represent investment income on the actual investment securities in each such segment.  Investment expenses, which are deducted from investment income, and other operating expenses, include both expenses incurred directly in the insurance segments and expenses allocated to and among the insurance segments based on historical usage factors.

(2)  Amounts represent accident and health insurance written premiums only.

(3)  Expenses relate to Parent and Agency Operations with related revenues of $3,219, $1,602 and $618 in 1997, 1996 and 1995, respectively, which are not depicted in the above schedule.



THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule IV - Reinsurance
For the Years Ended December 31, 1997, 1996 and 1995



     Column A                           Column B      Column C       Column D    Column E      Column F

                                                      Ceded to        Assumed                Percentage of
                                          Gross         Other       from Other      Net      Amount Assumed
                                          Amount      Companies      Companies     Amount       to Net
                                       --------------------------------------------------------------------
1997

Life Insurance in Force                $371,298,000  $170,668,000               $200,630,000         0.0%
                                       ====================================================================

Insurance Premiums and
   Other Considerations:
      Life Insurance                   $  5,724,000  $  2,310,000  $   120,000  $  3,534,000         3.4%
      Health Insurance                    4,394,000     2,061,000       94,000     2,427,000         3.9%
      Property & Liability Insurance    375,610,000    98,406,000   27,994,000   305,198,000         9.2%
                                       --------------------------------------------------------------------
         Total Premiums                $385,728,000  $102,777,000  $28,208,000  $311,159,000         9.1%
                                       ====================================================================

1996

Life Insurance in Force                $327,473,000  $163,604,000  $ 5,730,000  $169,599,000         3.4%
                                       ====================================================================
Insurance Premiums and
   Other Considerations:
      Life Insurance                   $  4,703,000  $  2,140,000  $   481,000  $  3,044,000        15.8%
      Health Insurance                    3,450,000     1,932,000      523,000     2,041,000        25.6%
      Property & Liability Insurance    346,919,000    92,674,000   21,284,000   275,529,000         7.7%
                                       --------------------------------------------------------------------
         Total Premiums                $355,072,000  $ 96,746,000  $22,288,000  $280,614,000         7.9%
                                       ====================================================================

1995

Life Insurance in Force                $231,956,000  $122,038,000  $18,127,000  $128,045,000        14.2%
                                       ====================================================================
Insurance Premiums and
   Other Considerations:
      Life Insurance                   $  3,232,000  $  1,475,000  $   779,000  $  2,536,000        30.7%
      Health Insurance                    2,185,000     1,410,000      828,000     1,603,000        51.7%
      Property & Liability Insurance    301,388,000    60,567,000   18,046,000   258,867,000         7.0%
                                       --------------------------------------------------------------------
         Total Premiums                $306,805,000  $ 63,452,000  $19,653,000  $263,006,000         7.5%
                                       ====================================================================

                                                    20

                     THE MIDLAND COMPANY AND SUBSIDIARIES

                Schedule V - Valuation and Qualifying Accounts
             for the Years Ended December 31, 1997, 1996 and 1995

                                          ADDITIONS
                                           CHARGED
                           BALANCE AT   (CREDITED) TO                 BALANCE
                            BEGINNING     COSTS AND    DEDUCTIONS      AT END
      DESCRIPTION           OF PERIOD     EXPENSES     (ADDITIONS)    OF PERIOD
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997:

  Allowance For Losses    $   799,000   $  184,000   $  230,000 (1)  $  753,000

YEAR ENDED DECEMBER 31, 1996:

  Allowance For Losses    $   863,000   $  (50,000)  $   14,000 (1)  $  799,000


YEAR ENDED DECEMBER 31, 1995:

  Allowance For Losses    $ 1,014,000   $  443,000   $  594,000 (1)  $  863,000




NOTES:
(1) Accounts written off are net of recoveries.
(2) 1996 and 1995 amounts have been changed from amounts previously reported. Amounts related to the disposal in 1997 of one of the Company's business segments have been excluded.


THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations
For the Years Ended December 31, 1997, 1996 and 1995
(Amounts in 000's)


Column A        Column B     Column C   Column D    Column E   Column F  Column G      Column H     Column I     Column J   Column K

                                                                                      Claims and
                                                                                         Claim
                             Reserves                                                  Adjustment
                            for Unpaid                                                  Expenses   Amortization
                 Deferred      Claims    Discount,                                      Incurred    of Deferred  Paid Claims
Affiliation       Policy     and Claim    if any,                          Net         Related to     Policy      and Claim
with           Acquisition  Adjustment  Deducted in  Unearned  Earned  Investment  Current  Prior  Acquisition  Adjustment  Premiums
Registrant        Costs      Expenses     Column C   Premiums  Premiums  Income      Year   Years     Costs      Expenses    Written
------------------------------------------------------------------------------------------------------------------------------------

Consolidated
Property-
 Casualty
Subsidiaries

1997             $52,198     $116,898    $   -       $222,530  $305,198  $20,018  $163,035  $ 5,230  $78,762    $151,148    $342,308
                 ===================================================================================================================

1996             $42,308     $ 92,940    $   -       $190,071  $275,529  $17,161  $166,554  $ 3,771  $79,100    $153,253    $289,144
                 ===================================================================================================================

1995             $40,352     $ 66,394    $   -       $176,499  $258,867  $15,103  $141,887  $(7,347) $78,487    $124,309    $284,485
                 ===================================================================================================================