Form 10-Q
period 1998-03-31
MIDLAND CO
filed 1998-05-08
CIK 66025

UNITED STATES

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended________________March 31, 1998____________________

                                       OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________

Commission file number__________________________1-6026__________________________

_____________________________The Midland Company________________________________
            (Exact name of registrant as specified in its charter)


________Incorporated in Ohio_________________     _________31-0742526___________
(State or other jurisdiction of incorporation          (I.R.S. Employer
            or organization)                          Identification No.)


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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes____X___ .   No_______ .

	The number of common shares outstanding as of March 31, 1998 was 9,300,738 (3,100,246 shares before adjustment for a three-for-one stock split. See footnote 2 to the information contained in Part I, Financial Information.)

                        PART I. FINANCIAL INFORMATION
                             THE MIDLAND COMPANY
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1998 AND DECEMBER 31, 1997

                                                     (Unaudited)
                                                       Mar. 31,       Dec. 31,
               ASSETS                                    1998           1997
                                                    -------------  -------------

CASH                                                $  3,402,000   $  5,277,000
                                                    -------------  -------------

MARKETABLE SECURITIES:
  Fixed income (cost, $383,685,000 at March 31,
    1998 and $397,033,000 at December 31, 1997)      390,255,000    404,038,000
  Equity (cost, $35,407,000 at March 31, 1998 and
    $33,928,000 at December 31, 1997)                102,958,000     94,791,000
                                                    -------------  -------------
    Total                                            493,213,000    498,829,000
                                                    -------------  -------------

RECEIVABLES:
  Accounts receivable                                 57,737,000     59,492,000
  Less allowance for losses                              753,000        753,000
                                                    -------------  -------------
    Net                                               56,984,000     58,739,000
                                                    -------------  -------------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                        43,850,000     49,016,000
                                                    -------------  -------------

PROPERTY, PLANT AND EQUIPMENT - AT COST              113,347,000    111,418,000
  Less accumulated depreciation and amortization      41,467,000     39,806,000
                                                    -------------  -------------
    Property, Plant and Equipment - Net               71,880,000     71,612,000
                                                    -------------  -------------

INVESTMENTS IN REAL ESTATE                            14,779,000     14,779,000
                                                    -------------  -------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS           56,807,000     55,590,000
                                                    -------------  -------------

OTHER ASSETS                                           6,754,000      6,621,000
                                                    -------------  -------------

  TOTAL                                             $747,669,000   $760,463,000
                                                    =============  =============

See notes to the consolidated financial statements.

                                THE MIDLAND COMPANY
                                 AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1998 AND DECEMBER 31, 1997

                                                     (Unaudited)
                                                       Mar. 31,       Dec. 31,
LIABILITIES & SHAREHOLDERS' EQUITY                       1998           1997
                                                    -------------  -------------

NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                             $  4,000,000   $ 24,000,000
  Commercial paper                                     6,147,000      5,791,000
                                                    -------------  -------------
    Total                                             10,147,000     29,791,000
                                                    -------------  -------------

INSURANCE COMMISSIONS PAYABLE                         16,013,000     19,033,000
                                                    -------------  -------------
OTHER PAYABLES AND ACCRUALS                           49,337,000     49,998,000
                                                    -------------  -------------
FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                            13,188,000     15,443,000
                                                    -------------  -------------
UNEARNED INSURANCE PREMIUMS                          236,309,000    240,340,000
                                                    -------------  -------------
INSURANCE LOSS RESERVES                              126,733,000    120,134,000
                                                    -------------  -------------
DEFERRED FEDERAL INCOME TAX                           28,317,000     26,180,000
                                                    -------------  -------------
LONG-TERM DEBT                                        61,544,000     62,518,000
                                                    -------------  -------------
SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 9,301,000
    shares at March 31, 1998 and 9,334,000 shares
    at December 31, 1997 after deducting treasury
    stock of 1,627,000 shares and 1,594,000
    shares, respectively - All amounts are adjusted
    for the three-for-one stock split - Note 2           911,000        911,000
  Additional paid-in capital                          15,354,000     15,359,000
  Retained earnings                                  159,256,000    153,797,000
  Accumulated other comprehensive income (net
    unrealized gain on marketable securities)         48,160,000     44,123,000
  Treasury stock - at cost                           (15,369,000)   (14,704,000)
  Unvested restricted stock awards                    (2,231,000)    (2,460,000)
                                                    -------------  -------------

    Total                                            206,081,000    197,026,000
                                                    -------------  -------------

    TOTAL                                           $747,669,000   $760,463,000
                                                    =============  =============

See notes to the consolidated financial statements.

                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                         1998           1997
                                                    -------------  -------------
REVENUES:
  Insurance:
    Premiums earned                                 $ 90,479,000   $ 75,270,000
    Net investment income                              5,842,000      5,033,000
    Net realized investment gains                      1,039,000      1,378,000
    Other insurance income                               485,000        721,000
  Transportation                                       9,237,000      7,569,000
  Other                                                  155,000         56,000
                                                    -------------  -------------
    Total                                            107,237,000     90,027,000
                                                    -------------  -------------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses               48,121,000     41,599,000
    Commissions and other policy acquisition costs    25,513,000     21,883,000
    Operating and administrative expenses             14,855,000     11,634,000
  Transportation operating expenses                    8,150,000      7,045,000
  Interest expense                                     1,257,000      1,154,000
  Other operating and administrative expenses            757,000        786,000
                                                    -------------  -------------
    Total                                             98,653,000     84,101,000
                                                    -------------  -------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE FEDERAL INCOME TAX                            8,584,000      5,926,000

PROVISION FOR FEDERAL INCOME TAX                       2,544,000      1,660,000
                                                    -------------  -------------

INCOME FROM CONTINUING OPERATIONS                      6,040,000      4,266,000
                                                    -------------  -------------
LOSS FROM DISCONTINUED OPERATIONS LESS
  RELATED INCOME TAX CREDIT OF $625,000                      -       (1,175,000)
                                                    -------------  -------------

NET INCOME                                          $  6,040,000   $  3,091,000
                                                    =============  =============

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations                             $       0.67   $       0.48
  Discontinued operations                                    -            (0.13)
                                                    -------------  -------------
    Total                                           $       0.67   $       0.35
                                                    =============  =============

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations                             $       0.64   $       0.46
  Discontinued operations                                    -            (0.12)
                                                    -------------  -------------
    Total                                           $       0.64   $       0.34
                                                    =============  =============

CASH DIVIDENDS PER SHARE OF COMMON STOCK            $      .0625   $      .0583
                                                    =============  =============

See notes to the consolidated financial statements. All per share amounts are adjusted for the three-for-one stock split (Note 2).


                                               THE MIDLAND COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited)
                                                        Amounts in 000's

                                                                      Accumulated               Unvested
                                                Additional             Other Com-              Restricted                Compre-
                                        Common   Paid-In    Retained   prehensive   Treasury      Stock                  hensive
                                        Stock    Capital    Earnings     Income       Stock      Awards       Total      Income
                                       ------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996              $ 911    $14,846    $138,423    $23,587     $(16,621)    $(1,458)    $159,688
  Comprehensive income:
    Net income                                                 3,091                                            3,091    $ 3,091
    Changes in unrealized gain
      on investments, net of tax                                          1,263                                 1,263      1,263
                                                                                                                         -------
        Total comprehensive income                                                                                       $ 4,354
                                                                                                                         =======
  Purchase of treasury stock, net                     18                                  45                       63
  Cash dividends declared                                       (544)                                            (544)
  Exercise of stock options                          (19)                                 53                       34
  Restricted stock awards                            626                               1,808      (2,434)         -
  Amortization and cancellation of
    unvested restricted stock awards                 (15)                                (21)        300          264
                                       -------------------------------------------------------------------------------

BALANCE, MARCH 31, 1997                 $ 911    $15,456    $140,970    $24,850     $(14,736)    $(3,592)    $163,859
                                       ===============================================================================

BALANCE, DECEMBER 31, 1997              $ 911    $15,359    $153,797    $44,123     $(14,704)    $(2,460)    $197,026
  Comprehensive income:
    Net income                                                 6,040                                            6,040    $ 6,040
    Changes in unrealized gain
      on investments, net of tax                                          4,037                                 4,037      4,037
                                                                                                                         -------
        Total comprehensive income                                                                                       $10,077
                                                                                                                         =======
  Purchase of treasury stock, net                     32                                (642)                    (610)
  Cash dividends declared                                       (581)                                            (581)
  Exercise of stock options                           (7)                                 28                       21
  Amortization and cancellation of
    unvested restricted stock awards                 (30)                                (51)        229          148
                                       -------------------------------------------------------------------------------

BALANCE, MARCH 31, 1998                 $ 911    $15,354    $159,256    $48,160     $(15,369)    $(2,231)    $206,081
                                       ===============================================================================

See notes to the consolidated financial statements.


                     THE MIDLAND COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                         1998           1997
                                                    -------------  -------------
Cash Flows from Operating Activities:
  Net income                                        $  6,040,000    $ 3,091,000
  Loss from discontinued operations                          -        1,175,000
                                                    -------------  -------------
  Income from continuing operations                    6,040,000      4,266,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      2,111,000      2,136,000
    Increase in insurance loss reserves                6,599,000      4,882,000
    Decrease in reinsurance recoverables and
      prepaid reinsurance premiums                     5,166,000      5,336,000
    Decrease in unearned insurance premiums           (4,031,000)    (4,999,000)
    Decrease in insurance commissions payable         (3,020,000)    (1,621,000)
    Decrease in funds held under reinsurance
      agreements and reinsurance payables             (2,255,000)    (1,531,000)
    Decrease (increase) in net accounts receivable     1,755,000     (2,626,000)
    Increase (decrease) in other accounts payable
      and accruals                                    (1,242,000)       511,000
    Decrease (increase) in deferred insurance policy
      acquisition costs                               (1,217,000)       177,000
    Increase in other assets                            (133,000)       (19,000)
    Decrease in deferred federal income tax              (37,000)       (87,000)
    Other-net                                            563,000        171,000
                                                    -------------  -------------

      Net cash provided by continuing operations      10,299,000      6,596,000

      Net cash used in discontinued operations               -       (1,512,000)
                                                    -------------  -------------

      Net cash provided by operating activities       10,299,000      5,084,000
                                                    -------------  -------------

Cash Flows from Investing Activities:
  Purchase of marketable securities                  (48,030,000)   (61,798,000)
  Decrease in cash equivalent marketable securities   24,511,000     34,536,000
  Sale of marketable securities                       23,844,000     26,752,000
  Maturity of marketable securities                   10,887,000      8,326,000
  Acquisition of property, plant and equipment        (2,223,000)   (15,434,000)
  Sale of property, plant and equipment                   88,000        748,000
                                                    -------------  -------------

      Net cash provided by (used in)
        investing activities                           9,077,000     (6,870,000)
                                                    -------------  -------------

Cash Flows from Financing Activities:
  Increase (decrease) in net short-term borrowings   (19,644,000)     2,105,000
  Repayment of long-term debt                           (874,000)      (821,000)
  Net issuance (purchase) of treasury stock             (633,000)        95,000
  Payment of capitalized lease obligations              (100,000)       (90,000)
  Issuance of long-term debt                                 -        2,300,000
  Dividends paid                                             -         (501,000)
                                                    -------------  -------------

      Net cash provided by (used in) financing
        activities                                   (21,251,000)     3,088,000
                                                    -------------  -------------

Net Increase (Decrease) in Cash                       (1,875,000)     1,302,000

Cash at Beginning of Period                            5,277,000      3,342,000
                                                    -------------  -------------

Cash at End of Period                               $  3,402,000   $  4,644,000
                                                    =============  =============

See notes to the consolidated financial statements.

                     THE MIDLAND COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


1.  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1997 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

Reclassifications have been made to the 1997 amounts related to the previously reported sale in 1997 of the Company's Sportswear subsidiary discontinued operations. Certain other reclassifications (minor in nature) have been made to the 1997 amounts to conform to 1998 classifications.

2.  THREE-FOR-ONE STOCK SPLIT
On April 9, 1998, the Company approved a three-for-one stock split effective for holders of record on April 30, 1998. Accordingly, data related to the Company's common stock (number of shares, average shares outstanding, earnings per share and dividends per share) have been adjusted for the current and prior periods to reflect the impact of this stock split.

3.  EARNINGS PER SHARE
Earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of shares outstanding during the period for Basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for Diluted EPS. Shares used for EPS calculations were as follows:

                                          For Basic EPS   For Diluted EPS
                                          -------------   ---------------
	Three months ended March 31:
        1998                                8,994,000        9,374,000
                                            =========        =========

        1997                                8,914,000        9,183,000
                                            =========        =========
4.  INCOME TAXES
The federal income tax provisions for the three-month periods ended March 31, 1998 and 1997 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

                                                      1998            1997
                                                   -----------     -----------
        Federal income tax at statutory rate       $3,005,000      $1,444,000
	Tax effect of:
           Tax exempt interest and excludable
             dividend income                         (451,000)       (378,000)
           Other - net                                (10,000)        (31,000)
                                                   -----------     -----------

              Provision for federal income tax     $2,544,000      $1,035,000
                                                   ===========     ===========

5.  SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $1,211,000 and $1,752,000 in the first three months of 1998 and 1997, respectively. The Company received tax refunds of $1,377,000 and $555,000 during the first three months of 1998 and 1997, respectively. In January, 1997, the Company issued 196,050 shares (on a post-split basis) of treasury stock under a restricted stock award program that relieved treasury stock by approximately $1,808,000 and also increased paid-in capital by approximately $626,000.

                     THE MIDLAND COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.  COMPREHENSIVE INCOME
Statement of Financial Accounting Standards ("SFAS") No. 130 requires the reporting of comprehensive income, and the Company adopted SFAS No. 130, beginning in 1998. Comprehensive income for the Company consists of net income and the after-tax effect of changes in the market values of the Company's marketable securities. Comprehensive income is disclosed in the "Consolidated Statements of Changes in Shareholders' Equity".

7.  SEGMENT DISCLOSURES
SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", will be adopted by the Company for its annual financial statements for 1998. Adoption will not impact the reported results of operations of the Company but will require additional disclosures.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income and of cash flows for the year then ended (not presented herein); and in our report dated February 12, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


s/Deloitte & Touche LLP
-----------------------
Deloitte & Touche LLP
Cincinnati, Ohio

April 9, 1998

                     THE MIDLAND COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        A detailed discussion of the Company's liquidity and capital resources is included in the 1997 Annual Report on Form 10-K. Except as discussed below, no material changes have taken place since that date and, accordingly, the discussion is not repeated here.

RESULTS OF OPERATIONS (Per share discussions are based on diluted earnings per share)

Continuing Operations - First Quarter 1998 Compared to First Quarter 1997
-------------------------------------------------------------------------

Insurance Operations

        American Modern Insurance Group (AMIG), the Company's insurance subsidiaries, experienced an increase in insurance premiums earned in the first quarter of 1998 by approximately 20 percent over 1997 levels. This growth was due to the continued premium growth within the Company's core property and casualty insurance products coupled with the repatriation of insurance premiums that were previously ceded to reinsurers under various reinsurance treaties. The premium growth also resulted in a corresponding increase in insurance losses and loss adjustment expenses, commissions and other policy acquisitions costs, and operating and administrative expenses compared to the prior year.

        Also contributing to the overall growth in insurance related revenues was the increase in the income generated from the insurance investment portfolio. Investment income increased 16 percent (excluding realized capital gains) for the quarter over the comparable period in 1997. This increase was due primarily to the growth of the investment portfolio since the prior year. After-tax capital gains for the quarter totaled approximately $.07 per share (on a post-split basis) in 1998 compared to approximately $.10 per share (on a post-split basis) in 1997.

        AMIG's underwriting profits were also improved in the first quarter of 1998 compared to 1997. The improved results were due primarily to the existence of more favorable weather patterns throughout the United States in 1998 compared to the prior year. The loss ratio (ratio of losses to net premiums earned) of the property and casualty insurance companies was 53.3% during the first quarter of 1998. This compares favorably to a loss ratio of 55.4% for the first quarter of 1997.

Transportation Operations

	Transportation revenues increased by approximately 22 percent while expenses increased only 16 percent. This favorable scenario resulted in an increase of more than 100 percent in after-tax profits generated by the Transportation subsidiaries for the first quarter of 1998 compared to 1997. These improved results are due, in part, to the fact that revenue and profits were adversely affected by severe flooding conditions on the lower Mississippi River during the first quarter of the prior year.

Discontinued Operations - Results of Operations
-----------------------------------------------

        As previously reported, on September 29, 1997, the Company's sportswear subsidiary, CS Crable Sportswear, Inc., sold the majority of its assets to Brazos, Inc., a subsidiary of Brazos Sportswear, Inc. After-tax operating losses from the discontinued operations for the first quarter of 1997 amounted to $(1,175,000), which equated to $(.13) per share (on a post-split basis). There have been no material financial results reported from this subsidiary since the date of sale.

CHANGES IN FINANCIAL CONDITION

        Cash flows from operations, coupled with sales and maturities of marketable securities, were used to reduce the Company's short-term borrowings from year-end 1997. The increases in deferred federal income tax and net unrealized gain on marketable securities (included in accumulated other comprehensive income) are the result of the increase in the market value of the Company's investment portfolio. The decreases in reinsurance recoverables and prepaid reinsurance premiums are due primarily to a change in the amount of insurance premium ceded to reinsurers under certain reinsurance treaties.

                     THE MIDLAND COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


OTHER MATTERS

Comprehensive Income
--------------------

        The Company's comprehensive income includes the following for the three months ended March 31, 1998 and 1997:

                                                         1998          1997
                                                     ------------  ------------
Net income                                           $ 6,040,000   $ 3,091,000
Change in unrealized gains on marketable securities
  (net of tax effects)                                 4,037,000     1,263,000
                                                     ------------  ------------
Total                                                $10,077,000   $ 4,354,000
                                                     ============  ============

	In the first quarter of 1998 the Company experienced significantly more net unrealized gains in its equity marketable securities than it did in the first quarter of 1997.

Private Securities Reform Act of 1995 - Forward Looking Statements Disclosure
-----------------------------------------------------------------------------

        This Report may contain forward-looking statements. For purposes of this Report, a "Forward Looking Statement", within the meaning of the Securities Reform Act of 1995, is any statement concerning the remainder of the year 1998 and beyond. The actions and performance of the Company and its subsidiaries could deviate materially from what is contemplated by the forward-looking statements contained in this Report. Factors which might cause deviations from the forward looking statements include, without limitations, the following:
1) changes in the laws or regulations affecting the operations of the Company or any of its subsidiaries; 2) changes in the business tactics or strategies of the Company or any of its subsidiaries; 3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the Company or any of its subsidiaries; 4) changing market forces or litigation which necessitate, in Management's judgment, changes in plans, strategy or tactics of the Company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace or fluctuations in interest rates, any one of which might materially affect the operations of the Company and/or its subsidiaries.

                         PART II.  OTHER INFORMATION
                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                                MARCH 31, 1998

Item 1.	Legal Proceedings
        -----------------
	None

Item 2.	Changes in Securities
        ---------------------
        On April 9, 1998, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 20,000,000.


Item 3.	Defaults Upon Senior Securities
        -------------------------------
	None

Item 4.	Submission of Matters to a Vote of Security Holders (Votes below are
        ---------------------------------------------------
        based on pre-stock split shares)

        a.) At the Company's 1998 annual meeting of Shareholders held on
            April 9, 1998, the following actions were taken:
                                                Votes                    Broker
              Directors         Votes For     Withheld   Abstentions   Non-Votes
              ---------         ---------     --------   -----------   ---------
        Joseph P. Hayden, Jr.   2,640,817        9,698         0           0
        William T. Hayden       2,623,155       27,360         0           0
        John M. O'Mara          2,640,771        9,744         0           0
        Glenn E. Schembechler   2,636,279       14,236         0           0
        John I. Von Lehman      2,640,817        9,698         0           0

        b.) A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche, LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the year ending December 31, 1998, was approved by the Shareholders. The Shareholders cast 2,645,623 votes in favor of this proposal and 1,154 votes against. There were 3,608 abstentions.

        c.) A proposal by the Board of Directors to amend the Articles of Incorporation of the Company to increase the authorized shares of common stock from 5,000,000 to 20,000,000 was approved by the Shareholders. The Shareholders cast 2,637,824 votes in favor of the proposal and 10,953 votes against. There were 1,608 abstentions.

        d.) A proposal by the Board of Directors to amend the Code of Regulations of the Company to allow the Chief Executive Officer of the Company to be someone other than the Chairman of the Board of the Company was approved by the Shareholders. The Shareholders cast 2,645,856 votes in favor of this proposal and 2,980 votes against. There were 1,549 abstentions.

        e.) A proposal by the Board of Directors to amend and restate the Company's stock option plan for non-employee Directors was approved by the Shareholders. The Shareholders cast 2,512,749 votes in favor of this proposal and 76,588 votes against. There were 1,048 abstentions.

Item 5.	Other Information
        -----------------
	None

Item 6.	Exhibits and Reports on Form 8-K
        --------------------------------
        a.) Exhibit 15 - Letter re: Unaudited Interim Financial Information b.) Exhibit 15 - Financial Data Schedule c.) Reports on Form 8-K - None

                                  SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                                         THE MIDLAND COMPANY




Date ___April 9, 1998__________     s/John I. Von Lehman_________________
                                    John I. Von Lehman, Executive Vice President and Chief Financial Officer