Form 10-Q
period 1998-06-30
MIDLAND CO
filed 1998-08-05
CIK 66025

UNITED STATES

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549

				  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended_________________June 30, 1998____________________

				      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

Commission file number__________________________1-6026__________________________

______________________________The Midland Company_______________________________
	(Exact name of registrant as specified in its charter)


___________Incorporated in Ohio___________    ____________31-0742526____________
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

________________7000 Midland Boulevard, Amelia, Ohio 45102-2607_________________
		   (Address of principal executive offices)
				 (Zip Code)

________________________________(513) 943-7100__________________________________
	     (Registrant's telephone number, including area code)

_____________________________________N/A________________________________________
	       (Former name, former address and former fiscal
		      year, if changed since last report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes___X___. No_______.

	The number of common shares outstanding as of June 30, 1998 was 9,314,631.

                        PART 1. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     JUNE 30, 1998 AND DECEMBER 31, 1997

						 (Unaudited)
						   June 30,         Dec. 31,
		 ASSETS                              1998             1997
						 --------------   --------------

CASH                                             $   5,357,000    $   5,277,000
						 --------------   --------------

MARKETABLE SECURITIES:
  Fixed income (cost, $400,403,000 at June 30,
   1998 and $397,033,000 at December 31, 1997)     407,474,000      404,038,000
  Equity (cost, $36,771,000 at June 30, 1998 and
    $33,928,000 at December 31, 1997)              108,138,000       94,791,000
						 --------------   --------------
    Total                                          515,612,000      498,829,000
						 --------------   --------------

RECEIVABLES:
  Accounts receivable                               65,269,000       59,492,000
  Less allowance for losses                            753,000          753,000
						 --------------   --------------
    Net                                             64,516,000       58,739,000
						 --------------   --------------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                      40,489,000       49,016,000
						 --------------   --------------

PROPERTY, PLANT AND EQUIPMENT - AT COST            114,048,000      111,418,000
  Less accumulated depreciation and amortization    43,334,000       39,806,000
						 --------------   --------------
    Property, Plant and Equipment - Net             70,714,000       71,612,000
						 --------------   --------------

OTHER INVESTMENTS IN REAL ESTATE                    14,779,000       14,779,000
						 --------------   --------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS         60,786,000       55,590,000
						 --------------   --------------

OTHER ASSETS                                         6,964,000        6,621,000
						 --------------   --------------

  TOTAL                                          $ 779,217,000    $ 760,463,000
						 ==============   ==============
See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     JUNE 30, 1998 AND DECEMBER 31, 1997

						 (Unaudited)
						   June 30,           Dec. 31,
       LIABILITIES & SHAREHOLDERS' EQUITY            1998               1997
						 --------------   --------------
NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                          $   9,000,000    $  24,000,000
  Commercial paper                                   6,232,000        5,791,000
						 --------------   --------------

    Total                                           15,232,000       29,791,000
						 --------------   --------------
INSURANCE COMMISSIONS PAYABLE                       17,641,000       19,033,000
						 --------------   --------------
OTHER PAYABLES AND ACCRUALS                         46,449,000       49,998,000
						 --------------   --------------
FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                          13,618,000       15,443,000
						 --------------   --------------
UNEARNED INSURANCE PREMIUMS                        249,900,000      240,340,000
						 --------------   --------------
INSURANCE LOSS RESERVES                            133,949,000      120,134,000
						 --------------   --------------
DEFERRED FEDERAL INCOME TAX                         29,787,000       26,180,000
						 --------------   --------------
LONG-TERM DEBT                                      60,571,000       62,518,000
						 --------------   --------------
SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding:
   9,315,000 shares at June 30, 1998 and
   9,334,000 shares at December 31, 1997
   after deducting treasury stock of
   1,613,000 shares and 1,594,000 shares,
   respectively - The December 31, 1997
   amounts have been adjusted for the
   three-for-one stock split - Note 2)                 911,000          911,000
  Additional paid-in capital                        15,530,000       15,359,000
  Retained earnings                                162,311,000      153,797,000
  Accumulated other comprehensive income
   (net unrealized gain on marketable securities)   50,980,000       44,123,000
  Treasury stock - at cost                         (15,627,000)     (14,704,000)
  Unvested restricted stock awards                  (2,035,000)      (2,460,000)
						 --------------   --------------
   Total                                           212,070,000      197,026,000
						 --------------   --------------
    TOTAL                                        $ 779,217,000    $ 760,463,000
						 ==============   ==============
See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
	       FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

			   Six-Mos. Ended June 30,    Three-Mos. Ended June 30,
                         --------------------------- ---------------------------
                            1998           1997         1998        1997
REVENUES:                ------------- ------------- ------------- -------------
  Insurance:
    Premiums earned      $184,533,000  $153,682,000  $ 94,054,000  $ 78,412,000
    Net investment
     income                11,784,000    10,199,000     5,942,000     5,166,000
    Net realized
     investment gains       3,268,000     1,409,000     2,229,000        31,000
    Other insurance
     income                 1,063,000     1,515,000       578,000       794,000
  Transportation           16,525,000    15,888,000     7,288,000     8,319,000
  Other                       495,000       117,000       340,000        61,000
                         ------------- ------------- ------------- -------------
    Total                 217,668,000   182,810,000   110,431,000    92,783,000
                         ------------- ------------- ------------- -------------
COSTS AND EXPENSES:
  Insurance:
    Losses and loss
     adjustment expenses  107,796,000    83,337,000    59,675,000    41,738,000
    Commissions and
     other policy
     acquisition costs     51,061,000    43,660,000    25,548,000    21,777,000
    Operating and
     administrative
     expenses              27,658,000    23,596,000    12,803,000    11,962,000
  Transportation
   operating expenses      13,873,000    14,211,000     5,960,000     7,166,000
  Interest expense          2,521,000     2,410,000     1,264,000     1,255,000
  Other operating and
   administrative
   expenses                 1,697,000     2,568,000       703,000     1,782,000
                         ------------- ------------- ------------- -------------
    Total                 204,606,000   169,782,000   105,953,000    85,680,000
                         ------------- ------------- ------------- -------------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 FEDERAL INCOME TAX        13,062,000    13,028,000     4,478,000     7,103,000

PROVISION FOR FEDERAL
 INCOME TAX                 3,384,000     3,716,000       840,000     2,056,000
                         ------------- ------------- ------------- -------------
INCOME FROM CONTINUING
 OPERATIONS                 9,678,000     9,312,000     3,638,000     5,047,000
                         ------------- ------------- ------------- -------------
LOSS FROM DISCONTINUED
 OPERATIONS LESS RELATED
 INCOME TAX CREDITS OF
 $1,196,000 AND $571,000,
 RESPECTIVELY                     -      (2,242,000)          -      (1,067,000)
                         ------------- ------------- ------------- -------------
NET INCOME               $  9,678,000  $  7,070,000  $  3,638,000  $  3,980,000
                         ============= ============= ============= =============
BASIC EARNINGS (LOSS)
 PER SHARE OF COMMON STOCK:
  Continuing operations  $       1.07  $       1.04  $        .40  $        .56
  Discontinued
   operations                    -             (.25)         -             (.12)
                         ------------- ------------- ------------- -------------
      Total              $       1.07  $        .79  $        .40  $        .44
                         ============= ============= ============= =============
DILUTED EARNINGS (LOSS)
 PER SHARE OF COMMON STOCK:
  Continuing operations  $       1.03  $       1.01  $        .39  $        .55
  Discontinued
   operations                    -             (.24)         -             (.12)
                         ------------- ------------- ------------- -------------
      Total              $       1.03  $        .77  $        .39  $        .43
                         ============= ============= ============= =============
CASH DIVIDENDS PER SHARE
 OF COMMON STOCK         $       .125  $      .1167  $      .0625  $      .0583
                         ============= ============= ============= =============

See notes to the consolidated financial statements. All prior period per share amounts have been adjusted for the three-for-one stock split (Note 2).


		     THE MIDLAND COMPANY AND SUBSIDIARIES
	 CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY
	 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)
			       Amounts in 000's

								    Accumulated                    Unvested
					  Additional                 Other Com-                   Restricted               Compre-
			       Common      Paid-In      Retained     prehensive      Treasury       Stock                  hensive
				Stock      Capital      Earnings      Income          Stock        Awards       Total      Income
                              ------------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 1996             $    911    $ 14,846     $138,423      $ 23,587       $(16,621)     $ (1,458)    $159,688
  Comprehensive income:
   Net income                                              7,070                                                   7,070   $  7,070
   Changes in unrealized gain
    on marketable securities,
    net of tax                                                           8,022                                     8,022      8,022
															   ---------
     Total comprehensive income                                                                                            $ 15,092
  Issuance of treasury stock,                                                                                              =========
   net                                           35                                        71                        106
  Cash dividends declared                                 (1,088)                                                 (1,088)
  Exercise of stock options                     (20)                                       67                         47
  Restricted stock awards                       626                                     1,808        (2,434)          -
  Amortization and cancellation
   of unvested restricted stock
   awards                                       (15)                                      (21)          582          546
                               ------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997         $    911    $ 15,472     $144,405      $ 31,609       $(14,696)     $ (3,310)    $174,391
                               ==========================================================================================
BALANCE,
 DECEMBER 31, 1997             $    911    $ 15,359     $153,797      $ 44,123       $(14,704)     $ (2,460)    $197,026
  Comprehensive income:
   Net income                                              9,678                                                   9,678   $  9,678
   Changes in unrealized gain
    on marketable securities,
    net of tax                                                           6,857                                     6,857      6,857
															   ---------
     Total comprehensive income                                                                                            $ 16,535
  Purchase of treasury stock,                                                                                              =========
   net                                          142                                    (1,151)                    (1,009)
  Cash dividends declared                                 (1,164)                                                 (1,164)
  Exercise of stock options                      59                                       279                        338
  Amortization and cancellation
   of unvested restricted stock
   awards                                       (30)                                      (51)          425          344
                               ------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998         $    911    $ 15,530     $162,311      $ 50,980       $(15,627)     $ (2,035)    $212,070
                               ==========================================================================================

See notes to the consolidated financial statements.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	       FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

						     1998                1997
Cash Flows from Operating Activities:           --------------    --------------
  Net income                                    $   9,678,000     $   7,070,000
  Loss from discontinued operations                       -           2,242,000
						--------------------------------
  Income from continuing operations                 9,678,000         9,312,000
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   4,312,000         5,405,000
    Increase in insurance loss reserves            13,815,000         8,236,000
    Increase in unearned insurance premiums         9,560,000         7,172,000
    Decrease (increase) in reinsurance
      recoverables and prepaid reinsurance
      premiums                                      8,527,000        (1,006,000)
    Increase in net accounts receivable            (5,777,000)       (9,080,000)
    Decrease (increase) in deferred insurance
      policy acquisition costs                     (5,196,000)        2,685,000
    Increase (decrease) in other accounts
      payable and accruals                         (4,131,000)        1,139,000
    Increase (decrease) in funds held under
      reinsurance agreements and reinsurance
      payables                                     (1,825,000)        2,891,000
    Increase (decrease) in insurance
      commissions payable                          (1,392,000)        1,310,000
    Decrease (increase) in other assets              (343,000)           61,000
    Decrease in deferred federal income tax           (85,000)         (173,000)
    Other-net                                          26,000          (109,000)
						--------------------------------
      Net cash provided by continuing operations   27,169,000        27,843,000

      Net cash used in discontinued operations             -         (3,500,000)
						--------------------------------
      Net cash provided by operating activities    27,169,000        24,343,000
						--------------------------------
Cash Flows from Investing Activities:
  Purchase of marketable securities              (106,332,000)     (101,943,000)
  Sale of marketable securities                    61,268,000        54,174,000
  Maturity of marketable securities                19,779,000        13,861,000
  Decrease in cash equivalent marketable
    securities                                     18,796,000        35,854,000
  Acquisition of property, plant and equipment     (3,183,000)      (16,213,000)
  Sale of property, plant and equipment               400,000           873,000
						--------------------------------
      Net cash used in investing activities        (9,272,000)      (13,394,000)
						--------------------------------
Cash Flows from Financing Activities:
  Decrease in net short-term borrowings           (14,559,000)       (8,794,000)
  Repayment of long-term debt                      (1,746,000)       (1,493,000)
  Net issuance (purchase) of treasury stock          (730,000)          173,000
  Dividends paid                                     (581,000)       (1,045,000)
  Payment of capitalized lease obligations           (201,000)         (183,000)
  Issuance of long-term debt                               -          2,300,000
						--------------------------------

      Net cash used in financing activities       (17,817,000)       (9,042,000)
						--------------------------------
Net Increase in Cash                                   80,000         1,907,000

Cash at Beginning of Period                         5,277,000         3,342,000
						--------------------------------
Cash at End of Period                           $   5,357,000     $   5,249,000
						================================

See notes to the consolidated financial statements.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				JUNE 30, 1998


1.  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1997 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

Reclassifications have been made to the 1997 amounts related to the previously reported sale in 1997 by the Company's sportswear subsidiary of substantially all of its assets. Amounts related to this business are reported in the financial statements as discontinued operations. Certain other reclassifications (minor in nature) have been made to the 1997 amounts to conform to 1998 classifications.


2.  THREE-FOR-ONE STOCK SPLIT
On April 9, 1998, the Company approved a three-for-one stock split effective May 21, 1998 for holders of record on April 30, 1998. Accordingly, data related to the Company's common stock (number of shares, average shares outstanding, earnings per share and dividends per share) have been adjusted for the prior periods to reflect the impact of this stock split.


3.  EARNINGS PER SHARE
Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for Basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for Diluted EPS. Shares used for EPS calculations were as follows:

					  For Basic EPS   For Diluted EPS
					  -------------   ---------------
	Six months ended June 30:
		   1998                      9,004,000       9,403,000
					     =========       =========
		   1997                      8,916,000       9,217,000
					     =========       =========

4.  INCOME TAXES
The federal income tax provisions for the three and six-month periods ended June 30, 1998 and 1997 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

			       Six-Mos. Ended June 30, Three-Mos. Ended June 30,
			       -----------------------  -----------------------
				   1998        1997         1998        1997
				   ----        ----         ----        ----
Federal income tax at
  statutory rate                $4,572,000  $3,357,000   $1,567,000  $1,913,000
Add (deduct) the tax
  effect of:
   Tax exempt interest and
    excludable dividend
    income                      (1,013,000)   (765,000)    (562,000)   (387,000)
   Investment tax credits          (84,000)   (182,000)     (42,000)    (91,000)
   Other - net                     (91,000)    110,000     (123,000)     50,000
				----------- -----------  ----------- -----------
    Provision for federal
      income tax                $3,384,000  $2,520,000   $  840,000  $1,485,000
				=========== ===========  =========== ===========

		     THE MIDLAND COMPANY AND SUBSIDIARIES
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.  SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $2,421,000 and $3,296,000 in the first six months of 1998 and 1997, respectively. The Company paid income taxes of $3,223,000 and $955,000 during the first six months of 1998 and 1997, respectively. In January, 1997, the Company issued 196,050 shares (on a post-split basis) of treasury stock under a restricted stock award program that decreased treasury stock by approximately $1,808,000 and also increased paid-in capital by approximately $626,000.


6.  COMPREHENSIVE INCOME
Statement of Financial Accounting Standards ("SFAS") No. 130 requires the reporting of comprehensive income, and the Company adopted SFAS No. 130 beginning in 1998. Comprehensive income for the Company consists of net income and the after-tax effect of changes in the market values of the Company's marketable securities. Comprehensive income is disclosed in the "Consolidated Statements of Changes in Shareholders' Equity".


7.  SEGMENT DISCLOSURES
SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", will be adopted by the Company for its annual financial statements for 1998. Adoption will not impact the reported results of operations of the Company but will require additional disclosures.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of June 30, 1998, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997 and of cash flows and changes in shareholders' equity for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

July 16, 1998

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

RESULTS OF OPERATIONS

Insurance

Property and Casualty Premiums
	Direct and assumed written premiums generated from American Modern Insurance Group, Inc.'s ("AMIG") property and casualty insurance subsidiaries increased 8.6% for the second quarter of 1998 to $122.1 million from $112.4 million for the comparable quarter of 1997. On a year-to-date basis, direct and assumed written premiums increased 8.1% to $222.9 million from $206.1 million for the same period in 1997. Net earned premiums for the second quarter increased 19.8% to $92.4 million from $77.1 million for the comparable quarter in 1997. Year-to-date net earned premiums increased 20.1% to $181.3 million from $151.0 million for the same period in 1997. The disparity in growth rates between the direct and assumed written premiums and net earned premiums for the periods presented is due primarily to changes in a quota-share reinsurance agreement in 1998 compared to 1997.

	The growth in direct and assumed written premiums is primarily the result of volume increases in manufactured home and related coverages insurance premium. On a year-to-date basis, manufactured home and related coverages direct and assumed written premium increased 17.6% to $147.9 million from $125.8 million for the same six-month period of 1997. Direct and assumed written premiums of all other specialty insurance products collectively decreased, on a year-to-date basis, by 6.6% to $75.0 million from $80.3 million for the first six months of 1997.

Investment Income and Realized Capital Gains
	AMIG's net investment income (before taxes and excluding capital gains) increased by approximately 15.0% to $5.9 million in the second quarter of 1998 from $5.2 million for the second quarter of 1997. On a year-to-date basis, AMIG's net investment income (before taxes and excluding capital gains) increased 15.5% to $11.8 million in 1998 from $10.2 million for the same period in 1997. The increases in investment income were primarily the result of the positive cash flow generated by underwriting activities coupled with the continued growth of AMIG's investment portfolio.

	AMIG's net realized capital gains (after-tax) increased to $1.4 million, $0.16 per share (diluted), for the second quarter of 1998 from $20,000, less than $0.01 per share (diluted), for the second quarter of 1997. On a year-to-date basis, after-tax realized capital gains increased to $2.1 million, $0.23 per share (diluted), from $0.9 million, $0.10 per share (diluted), for the same period in 1997. The increase in the realized capital gains is a result of the active management of the investment portfolio by the various portfolio managers.

Losses and Loss Adjustment Expenses (LAE)
	Losses and LAE in the second quarter of 1998 increased 43.0% to $59.7 million from $41.7 million for the second quarter of 1997. This increase is primarily the result of weather-related catastrophe losses for the quarter. Weather-related catastrophe losses amounted to $10.7 million on a pre-tax basis, representing approximately 11.6 percentage points of the 103.8% quarterly combined ratio for the property and casualty operations during the second quarter. This compares to weather-related catastrophe losses in the second quarter of 1997 that totaled $2.7 million (pre-tax), representing approximately
3.5 percentage points of the 94.7% quarterly combined ratio for the property and casualty operations. Such losses had an after-tax impact of approximately
$0.74 per share (diluted) and $0.19 per share (diluted) on the second quarter results of 1998 and 1997, respectively. The current year's quarterly weather-related losses are primarily the result of a series of storm systems that caused an unusually large amount of wind, hail and water damage throughout the United States during the second quarter.

	On a year-to-date basis, losses and LAE increased 29.3% to $107.8 million from $83.3 million in the first six months of 1997. This increase is due primarily to an increase in the level of weather-related catastrophe losses that occurred during the first six months of 1998 compared to the prior year. Weather-related catastrophe losses amounted to $18.2 million on a pre-tax basis representing approximately 10.1 percentage points of the 99.6% year-to-date combined ratio for the property and casualty operations in the first six months of 1998. This compares to weather-related catastrophe losses in the first six months of 1997 which totaled $10.5 million (pre-tax) representing approximately
7.0 percentage points of the 96.4% combined ratio for the property and casualty operations. Such losses had an after-tax impact of approximately $1.26 per share (diluted) and $0.74 per share (diluted) for the first six months of 1998 and 1997, respectively.

Commissions, Other Policy Acquisition Costs and Other Operating and
 Administration Expenses
	Commissions, other policy acquisitions costs and other operating and administrative expenses for the second quarter increased 13.7% to $38.4 million from $33.7 million for the second quarter of 1997. On a year-to-date basis, commissions, other policy acquisition costs and other operating and administrative expenses increased 17.0% to $78.7 million from $67.3 million for the same period in 1997. These increases are due primarily to the continued growth in net earned premiums. Despite the dollar increases in expenses, the year-to-date underwriting expense ratio (ratio of underwriting expenses to net earned premium) decreased to 41% in 1998 from 42.1% in 1997. This decrease is due primarily to expenses increasing at a slower pace than net earned premiums.

Overall Underwriting Results
	AMIG's property and casualty operations generated a pre-tax underwriting loss of $(3.5) million for the second quarter of 1998 compared to a pre-tax underwriting income of $4.1 million for the second quarter of 1997. For the quarter, the property and casualty companies' ratio of losses and expenses to net earned premiums (combined ratio) was 103.8% in 1998 compared to 94.7% in the prior year. As discussed in "Losses and LAE" above, this change in underwriting results was the direct result of the unfavorable weather patterns during the second quarter.

	On a year-to-date basis, AMIG's property and casualty operations generated a pre-tax underwriting income of $0.7 million in 1998 compared to $5.3 million in the first six months of the prior year. This equates to a year-to-date combined ratio of 99.6% in 1998 compared to 96.4% in 1997.


Transportation

	Transportation revenues for the second quarter decreased 12.4% to $7.3 million from $8.3 million for the second quarter of 1997. On a year-to-date basis, transportation revenues increased 4.0% to $16.5 million from $15.9 million for the same period in 1997. These fluctuations were due primarily to fluctuations in total ton-miles (a ratio that reflects both significant revenue factors: tonnage and mileage) for the periods presented. Transportation's pre-tax profits for the quarter improved 25.5% to $1.2 million from $0.9 million for the second quarter of 1997. On a year-to-date basis, transportation's pre-tax profits increased 72.3% to $2.4 million from $1.4 million for the same period in 1997. This year-to-date growth on profits is due primarily to an overall increase in the amount of tonnage hauled for the first six months of 1998 compared to the prior year.


Discontinued Operations

	As previously reported, on September 29, 1997, the Company's sportswear subsidiary sold the majority of its assets to Brazos, Inc., a subsidiary of Brazos Sportswear, Inc. After-tax operating losses from the discontinued operations for the second quarter and first six months of 1997 amounted to $(1,067,000), $(0.12) per share (diluted), and $(2,242,000), $(0.24) per share
(diluted), respectively. There have been no material financial results reported from this subsidiary since the date of sale.

FINANCIAL CONDITION

	Cash flows from operations, coupled with sales and maturities of marketable securities, were used to reduce the Company's short-term borrowings from the year-end 1997 balances. Shareholders' Equity increased 7.6% to $212.0 million at June 30, 1998 from $197.0 million at year-end 1997. This increase is due to the net income generated in 1998 coupled with the increase in the net unrealized gain on marketable securities resulting from an increase in the market value of the Company's investment portfolio. The decreases in reinsurance recoverables, prepaid reinsurance premiums and funds held under reinsurance agreements and reinsurance payables are due primarily to a change in the amount of insurance premium ceded to reinsurers under certain reinsurance treaties.
The increase in deferred acquisition costs, unearned premiums and loss reserves are due primarily to the continued growth in direct and assumed written premium. Capital expenditures for the first six months of 1998 and 1997 amounted to $3.2 million and $16.2 million, respectively. The majority of the capital expedition in 1997 related to the acquisition of 41 barges by M/G Transport.

	Management expects that the cash and other liquid investments coupled with the future collection of receivables will be readily available to match the Company's operating cash requirements for the next twelve months. The Company declared $1.2 million in dividends to its shareholders during the first six months of 1998.

OTHER MATTERS

Comprehensive Income

	For the Company, the only difference between net income and comprehensive income is the next change in unrealized gain on marketable securities. For the three-month and six-month periods ended June 30, 1998 and 1997, such net unrealized gains increased (net of income tax effects) by the following amounts (in thousands):

					 1998    1997
					------  ------
	Three months ended June 30      $2,820  $6,750
	Six months ended June 30        $6,857  $8,022

Changes in net unrealized gains result from both market conditions and realized gains recognized in a reporting period. The Company recognized more realized gains, as discussed above, and less of an increase in unrealized gains in the second quarter of 1998 than in the second quarter of 1997. For the six months ended June 30, 1998, the combined total of realized and unrealized gains (net of income taxes) approximated the same amount as for the same period in 1997.

Private Securities Reform Act of 1995 - Forward Looking Statements Disclosure

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

			 PART II.  OTHER INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
				JUNE 30, 1998


Item 1. Legal Proceedings
	None

Item 2. Changes in Securities
	On April 9, 1998, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 20,000,000.

Item 3. Defaults Upon Senior Securities
	None

Item 4. Submission of Matters to a Vote of Security Holders
	Results of the Company's 1998 annual meeting of shareholders held on April 9, 1998, were reported in the Form 10-Q Quarterly Report dated April 9, 1998. Among the actions taken at that meeting, the shareholders approved amendments to the Company's Articles of Incorporation and Code of Regulations, which amendments are attached hereto as Exhibit 3(i) and 3(ii).

Item 5. Other Information
	The form of proxy for the annual meeting of shareholders grants discretionary authority to the designated proxies to vote on: (i) any matters that come before the meeting, other than those set forth in the Company's proxy statement; or (ii) matters as to which adequate notice has not been received by the Company. In order for a notice to be deemed adequate for the Company's 1999 annual shareholder's meeting, it must be received at the Company's executive offices on or before January 20, 1999.

Item 6. Exhibits and Reports on Form 8-K a.) Exhibit 3(i) - Articles of Incorporation (Consolidated to include
				all amendments through June 30, 1998)
	b.) Exhibit 3(ii) - Code of Regulations (Consolidated to include
				all amendments through June 30, 1998)
	c.) Exhibit 15 - Letter re: Unaudited Interim Financial Information d.) Exhibit 27 - Financial Data Schedule e.) Reports on Form 8-K - None


				  SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

						THE MIDLAND COMPANY




Date ___July 16, 1998__________        s/John I. Von Lehman_________________
				       John I. Von Lehman, Executive Vice
				       President and Chief Financial Officer