Form 10-Q
period 1998-09-30
MIDLAND CO
filed 1998-11-03
CIK 66025

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended_____________September 30, 1998___________________

                                      OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from______________________to__________________________

Commission file number______________________________1-6026______________________

_____________________________The Midland Company________________________________
            (Exact name of registrant as specified in its charter)


________Incorporated in Ohio___________ _______________31-0742526_______________
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


________________7000 Midland Boulevard, Amelia, Ohio 45102-2607_________________
                   (Address of principal executive offices)
                                  (Zip Code)

________________________________(513) 943-7100__________________________________
             (Registrant's telephone number, including area code)

____________________________________N/A_________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes___X___. No______.

	The number of common shares outstanding as of September 30, 1998 was 9,322,391.

                        PART I. FINANCIAL INFORMATION
                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                     (Unaudited)
                                                      Sept. 30,       Dec. 31,
                ASSETS                                  1998           1997
                                                   -------------- --------------

CASH                                               $   3,916,000  $   5,277,000

MARKETABLE SECURITIES:
  Fixed income (cost, $418,063,000 at September 30,
   1998 and $397,033,000 at December 31, 1997)       432,926,000    404,038,000
  Equity (cost, $36,597,000 at September 30, 1998
   and $33,928,000 at December 31, 1997)             103,271,000     94,791,000
                                                   -------------- --------------
      Total                                          536,197,000    498,829,000
                                                   -------------- --------------

RECEIVABLES:
  Accounts receivable                                 65,060,000     59,492,000
  Less allowance for losses                              753,000        753,000
                                                   -------------- --------------
      Net                                             64,307,000     58,739,000
                                                   -------------- --------------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                        38,649,000     49,016,000
                                                   -------------- --------------

PROPERTY, PLANT AND EQUIPMENT - AT COST              114,589,000    111,418,000
  Less accumulated depreciation and amortization      45,022,000     39,806,000
                                                   -------------- --------------
    Property, Plant and Equipment - Net               69,567,000     71,612,000
                                                   -------------- --------------

OTHER INVESTMENTS IN REAL ESTATE                      14,779,000     14,779,000
                                                   -------------- --------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS           64,643,000     55,590,000
                                                   -------------- --------------

OTHER ASSETS                                           6,879,000      6,621,000
                                                   -------------- --------------

  TOTAL                                            $ 798,937,000  $ 760,463,000
                                                   ============== ==============

See notes to the consolidated financial statements.

                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                     (Unaudited)
                                                      Sept. 30,       Dec. 31,
   LIABILITIES & SHAREHOLDERS' EQUITY                   1998           1997
                                                   -------------- --------------

NOTES PAYABLE WITHIN ONE YEAR:
  Banks                                            $   4,000,000  $  24,000,000
  Commercial paper                                     7,514,000      5,791,000
                                                   -------------- --------------

    Total                                             11,514,000     29,791,000
                                                   -------------- --------------

INSURANCE COMMISSIONS PAYABLE                         18,681,000     19,033,000
                                                   -------------- --------------

OTHER PAYABLES AND ACCRUALS                           46,691,000     49,998,000
                                                   -------------- --------------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                            14,572,000     15,443,000
                                                   -------------- --------------

UNEARNED INSURANCE PREMIUMS                          261,954,000    240,340,000
                                                   -------------- --------------

INSURANCE LOSS RESERVES                              133,894,000    120,134,000
                                                   -------------- --------------

DEFERRED FEDERAL INCOME TAX                           30,851,000     26,180,000
                                                   -------------- --------------

LONG-TERM DEBT                                        59,591,000     62,518,000
                                                   -------------- --------------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding:
   9,322,000 shares at September 30, 1998
   and 9,334,000 shares at December 31,
   1997 after deducting treasury stock of
   1,606,000 shares and 1,594,000 shares,
   respectively - The December 31, 1997
   amounts have been adjusted for the
   three-for-one stock split - Note 2)                   911,000        911,000
  Additional paid-in capital                          15,643,000     15,359,000
  Retained earnings                                  169,027,000    153,797,000
  Accumulated other comprehensive income
   (net unrealized gain on marketable securities)     53,007,000     44,123,000
  Treasury stock - at cost                           (15,566,000)   (14,704,000)
  Unvested restricted stock awards                    (1,833,000)    (2,460,000)
                                                   -------------- --------------

    Total                                            221,189,000    197,026,000
                                                   -------------- --------------

    TOTAL                                          $ 798,937,000  $ 760,463,000
                                                   ============== ==============

See notes to the consolidated financial statements.

                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
      FOR THE NINE AND THREE - MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                          Nine-Mos. Ended Sept. 30,   Three-Mos. Ended Sept. 30,
                         --------------------------- ---------------------------
                             1998          1997          1998          1997
                         ------------- ------------- ------------- -------------
REVENUES:
  Insurance:
    Premiums earned      $280,600,000  $229,251,000  $ 96,068,000  $ 75,570,000
    Net investment
     income                17,779,000    15,646,000     5,995,000     5,447,000
    Net realized
     investment gains       4,935,000     3,774,000     1,667,000     2,364,000
    Other insurance
     income                 1,979,000     1,129,000       915,000       302,000
  Transportation           24,315,000    24,504,000     7,790,000     8,616,000
  Other                       598,000       243,000       103,000       126,000
                         ------------- ------------- ------------- -------------
    Total                 330,206,000   274,547,000   112,538,000    92,425,000
                         ------------- ------------- ------------- -------------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss
     adjustment expenses  162,555,000   127,746,000    54,759,000    44,409,000
    Commissions and
     other policy
     acquisition costs     76,245,000    60,267,000    25,184,000    17,296,000
    Operating and
     administrative
     expenses              40,879,000    36,703,000    13,221,000    13,108,000
  Transportation
   operating expenses      20,928,000    21,288,000     7,055,000     7,077,000
  Interest expense          3,759,000     3,612,000     1,238,000     1,202,000
  Other operating and
   administrative
   expenses                 2,510,000     3,195,000       813,000       626,000
                         ------------- ------------- ------------- -------------
    Total                 306,876,000   252,811,000   102,270,000    83,718,000
                         ------------- ------------- ------------- -------------

INCOME FROM CONTINUING
 OPERATIONS BEFORE
 FEDERAL INCOME TAX        23,330,000    21,736,000    10,268,000     8,707,000

PROVISION FOR FEDERAL
 INCOME TAX                 6,353,000     6,312,000     2,969,000     2,595,000
                         ------------- ------------- ------------- -------------

INCOME FROM CONTINUING
 OPERATIONS                16,977,000    15,424,000     7,299,000     6,112,000
                         ------------- ------------- ------------- -------------

DISCONTINUED OPERATIONS:
 Loss from discontinued
  operations less related
  income tax credits of
  $1,881,000 and $685,000,
  respectively                 -         (3,492,000)       -         (1,250,000)

 Loss on disposal of
  assets less related
  income tax credit
  of $1,790,000                -         (3,325,000)       -         (3,325,000)
                         ------------- ------------- ------------- -------------

LOSS FROM DISCONTINUED
 OPERATIONS                    -         (6,817,000)       -         (4,575,000)
                         ------------- ------------- ------------- -------------

NET INCOME               $ 16,977,000  $  8,607,000  $  7,299,000  $  1,537,000
                         ============= ============= ============= =============

BASIC EARNINGS (LOSS)
 PER SHARE OF COMMON STOCK:
  Continuing operations  $       1.88  $       1.72  $       0.81  $       0.68
  Discontinued
   operations                     -           (0.76)          -           (0.51)
                         ------------- ------------- ------------- -------------
      Total              $       1.88  $        .96  $       0.81  $       0.17
                         ============= ============= ============= =============

DILUTED EARNINGS (LOSS)
 PER SHARE OF COMMON STOCK:
  Continuing operations  $       1.80  $       1.67  $       0.77  $       0.66
  Discontinued
   operations                     -           (0.74)          -           (0.50)
                         ------------- ------------- ------------- -------------
      Total              $       1.80  $       0.93  $       0.77  $       0.16
                         ============= ============= ============= =============

CASH DIVIDENDS PER SHARE
 OF COMMON STOCK         $      .1875  $       .175  $      .0625  $      .0583
                         ============= ============= ============= =============

See notes to the consolidated financial statements. All prior period per share amounts have been adjusted for the three-for-one stock split (Note 2).


                                               THE MIDLAND COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)
                                                         Amounts in 000's

                                                                     Accumulated                  Unvested
                                            Additional                Other Com-                 Restricted                 Compre-
                                Common       Paid-In    Retained      prehensive     Treasury      Stock                    hensive
                                 Stock       Capital    Earnings        Income        Stock        Awards        Total       Income
                               -----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996     $     911    $ 14,846    $ 138,423    $   23,587    $ (16,621)    $  (1,458)    $ 159,688
 Comprehensive income:
  Net income                                                8,607                                                  8,607    $ 8,607
  Changes in unrealized gain
   on marketable securities,
   net of tax                                                            13,185                                   13,185     13,185
                                                                                                                            --------
   Total comprehensive income                                                                                               $21,792
  Issuance of treasury stock,                                                                                               ========
   net                                            63                                     104                         167
  Cash dividends declared                                  (1,632)                                                (1,632)
  Exercise of stock options                      (25)                                    135                         110
  Restricted stock awards                        626                                   1,808        (2,434)
  Amortization and cancellation
   of unvested restricted stock
   awards                                       (155)                                   (296)        1,105           654
                               ------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997    $     911    $ 15,355    $ 145,398    $   36,772    $ (14,870)    $  (2,787)    $ 180,779
                               ==========================================================================================

BALANCE, DECEMBER 31, 1997     $     911    $ 15,359    $ 153,797    $   44,123    $ (14,704)    $  (2,460)    $ 197,026
 Comprehensive income:
  Net income                                               16,977                                                 16,977    $16,977
  Changes in unrealized gain
   on marketable securities,
   net of tax                                                             8,884                                    8,884      8,884
                                                                                                                            --------
   Total comprehensive income                                                                                               $25,861
  Purchase of treasury stock,                                                                                               ========
   net                                           258                                  (1,092)                       (834)
  Cash dividends declared                                  (1,747)                                                (1,747)
  Exercise of stock options                       58                                     286                         344
  Amortization and cancellation
   of unvested restricted stock
   awards                                        (32)                                    (56)          627           539
                               ------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1998    $     911    $ 15,643    $ 169,027    $   53,007    $ (15,566)    $  (1,833)    $ 221,189
                               ==========================================================================================

See notes to the consolidated financial statements.


                     THE MIDLAND COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
            FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                        1998           1997
                                                   -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  16,977,000  $   8,607,000
  Loss from discontinued operations                         -         6,817,000
                                                   -------------- --------------
  Income from continuing operations                   16,977,000     15,424,000
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                      6,524,000      8,252,000
    Increase in unearned insurance premiums           21,614,000     16,989,000
    Increase in insurance loss reserves               13,760,000     15,623,000
    Decrease (increase) in reinsurance recoverables
      and prepaid reinsurance premiums                10,367,000     (3,863,000)
    Increase in deferred insurance policy
      acquisition costs                               (9,053,000)      (462,000)
    Increase in net accounts receivable               (5,568,000)   (15,104,000)
    Increase (decrease) in other accounts payable
      and accruals                                    (3,890,000)     6,848,000
    Increase in funds held under reinsurance
      agreements and reinsurance payables               (871,000)      (328,000)
    Increase (decrease) in insurance
      commissions payable                               (352,000)     2,547,000
    Decrease (increase) in other assets                 (258,000)       107,000
    Decrease in deferred federal income tax             (113,000)      (260,000)
    Other-net                                          1,005,000         13,000
                                                   -------------- --------------

      Net cash provided by continuing operations      50,142,000     45,786,000

      Net cash used in discontinued operations              -        (3,629,000)
                                                   -------------- --------------

      Net cash provided by operating activities       50,142,000     42,157,000
                                                   -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                 (198,242,000)  (144,948,000)
  Sale of marketable securities                      119,188,000     66,197,000
  Maturity of marketable securities                   30,274,000     32,023,000
  Decrease in cash equivalent marketable securities   23,886,000     25,434,000
  Acquisition of property, plant and equipment        (4,216,000)   (17,198,000)
  Sale of property, plant and equipment                  522,000      1,034,000
  Proceeds from sale of discontinued operations             -        13,330,000
                                                   -------------- --------------

      Net cash used in investing activities          (28,588,000)   (24,128,000)
                                                   -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings              (18,277,000)   (14,188,000)
  Repayment of long-term debt                         (2,621,000)    (2,293,000)
  Dividends paid                                      (1,163,000)    (1,589,000)
  Net issuance (purchase) of treasury stock             (548,000)       302,000
  Payment of capitalized lease obligations              (306,000)      (278,000)
  Issuance of long-term debt                                -         2,300,000
                                                   -------------- --------------

      Net cash used in financing activities          (22,915,000)   (15,746,000)
                                                   -------------- --------------
NET INCREASE (DECREASE) IN CASH                       (1,361,000)     2,283,000

CASH AT BEGINNING OF PERIOD                            5,277,000      3,342,000
                                                   -------------- --------------
CASH AT END OF PERIOD                              $   3,916,000  $   5,625,000
                                                   ============== ==============

See Notes to the Consolidated Financial Statements.

                     THE MIDLAND COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


1.  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1997 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

Certain reclassifications (minor in nature) have been made to the 1997 amounts to conform to 1998 classifications.


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


3.  EARNINGS PER SHARE
Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows:

                                       For Basic EPS   For Diluted EPS
Nine months ended September 30:        -------------   ---------------
        1998                             9,011,000        9,410,000
                                         =========        =========

        1997                             8,949,000        9,256,000
                                         =========        =========

4.  INCOME TAXES
The federal income tax provisions for the three and nine-month periods ended September 30, 1998 and 1997 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows:

                           Nine-Mos. Ended Sept. 30,  Three-Mos. Ended Sept. 30,
                           -------------------------  --------------------------
                                1998       1997            1998       1997
                                ----       ----            ----       ----
Federal income tax at
  statutory rate            $8,166,000   $3,937,000    $3,594,000   $  580,000
Add (deduct) the tax
  effect of:
   Tax exempt interest and
    excludable dividend
    income                  (1,654,000)  (1,167,000)     (641,000)    (402,000)
   Investment tax credits     (126,000)    (274,000)      (42,000)     (92,000)
   Other - net                 (33,000)     145,000        58,000       34,000
                            -----------  -----------    ----------  -----------

    Provision for federal
     income tax             $6,353,000   $2,641,000    $2,969,000   $  120,000
                            ===========  ===========   ===========  ===========

                     THE MIDLAND COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $3,675,000 and $4,800,000 in the first nine months of 1998 and 1997, respectively. The Company paid income taxes of $4,423,000 and $4,449,000 during the first nine months of 1998 and 1997, respectively. In January, 1997, the Company issued 196,050 shares (on a post-split basis) of treasury stock under a restricted stock award program that decreased treasury stock by approximately $1,808,000 and also increased paid-in capital by approximately $626,000.


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

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of September 30, 1998, and the related consolidated statements of income for the three-month and nine-month periods ended
September 30, 1998 and 1997 and of cash flows and changes in shareholders' equity for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

October 15, 1998

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

RESULTS OF OPERATIONS

Insurance

Property and Casualty Premiums
        For the Company's insurance subsidiary, American Modern Insurance Group, Inc. (AMIG), direct and assumed written premiums increased 7.2% in the third quarter to $122.4 million from $114.2 million for the same quarter of 1997. Net earned premiums for the third quarter increased 27.1% to $94.2 million from $74.1 million for the comparable quarter in 1997. The primary factor contributing to the growth in direct and assumed written premiums was continued volume increases in manufactured home insurance premium. Manufactured home direct and assumed written premium increased 13.1% to $81.2 million from $71.8 million for the same quarter of 1997. On a year-to-date basis, direct and assumed written premium increased 7.8% to $344.9 million from $319.9 million for the same nine-month period in 1997. Year-to-date net earned premiums increased 22.4% to $275.3 million from $224.9 million for the same period in 1997. Manufactured home direct and assumed written premium increased 16.0% to $229.2 million from $197.6 million for the same nine-month period of 1997. Volume decreases in the production of certain other specialty insurance lines and discontinued programs for the three and nine-month periods ended
September 30, 1998 partially offset the volume increases of the manufactured home premium. A large portion of the difference in growth rates between the direct and assumed written premium and net earned premiums for the periods presented is due to changes in AMIG's quota share reinsurance agreement in 1998 compared to 1997.

Investment Income and Realized Capital Gains
	AMIG's net investment income (before taxes and excluding capital gains) increased by approximately 10.1% to $6.0 million in the third quarter of 1998 from $5.4 million for the third quarter of 1997. On a year-to-date basis, AMIG's net investment income (before taxes and excluding capital gains) increased 13.6% to $17.8 million in 1998 from $15.6 million for the same period in 1997. The increases in investment income were primarily the result of the positive cash flow generated by underwriting activities coupled with the continued growth of AMIG's investment portfolio.

	AMIG's net realized capital gains (after-tax) decreased to $1.1 million, $0.11 per share (diluted), for the third quarter of 1998 from $1.5 million, $0.17 per share (diluted), for the same quarter in 1997. On a year-to-date basis, net realized capital gains (after-tax) increased to $3.2 million, $0.34 per share (diluted), from $2.5 million, $0.27 per share (diluted), for the same nine-month period in 1997.

Losses and Loss Adjustment Expenses (LAE)
	Losses and LAE in the third quarter of 1998 increased 23.3% to $54.8 million from $44.4 million for the third quarter of 1997. This increase is primarily the result of an increase in the level of weather-related catastrophe losses for the quarter. Such losses resulted primarily from Hurricanes Bonnie and Georges that made landfall in July and September of 1998, respectively. AMIG's total weather-related catastrophe losses for the third quarter were $9.8 million on a pre-tax basis compared with $2.8 million for the same period in 1997. These losses had an after-tax impact of approximately $0.68 per share (diluted) in this year's third quarter compared with $0.20 per share (diluted) last year. Excluding catastrophe losses, the property and casualty combined ratio for the third quarter was 86.2% vs. 94.5% for the third quarter of 1997.

        On a year-to-date basis, losses and LAE increased 27.2% to $162.6 million from $127.7 million in the first nine months of 1997. This increase is due primarily to an increase in the level of weather-related catastrophe losses that occurred during the first nine months of 1998 compared to the prior year. AMIG's total weather-related catastrophe losses were $28 million on a pre-tax basis compared with $14 million during the first nine months of 1997. Those losses had an after-tax impact of approximately $1.94 per share (diluted) in this year's nine months compared with $0.98 per share (diluted) last year. Also contributing to the increase in losses and LAE is the fact that the Company's absorbing more losses and LAE (as well as retaining more premiums) as a result of the aforementioned changes in quota share reinsurance agreements. Excluding catastrophe losses, the property and casualty combined ratio for the nine-month period was 88.4% vs. 90.9% for the same period in 1997.

Commissions, Other Policy Acquisition Costs and Other Operating and Administration Expenses

	Commissions, other policy acquisitions costs and other operating and administrative expenses for the third quarter increased 26.4% to $38.4 million from $30.4 million for the third quarter of 1997. On a year-to-date basis, commissions, other policy acquisitions costs and other operating and administrative expenses increased 20.8% to $117.1 million from $97.0 million for
the same period in 1997.   These increases are due primarily to the continued
growth in earned premium.   Despite the dollar increases in expenses, the
year-to-date underwriting expense ratio (ratio of underwriting expenses to earned premium) decreased to 41.7% in 1998 from 42.3% in 1997. This decrease was due to expenses increasing at a slower pace than earned premium.

Overall Underwriting Results

	AMIG's property and casualty operations generated a pre-tax underwriting income of $3.2 million for the third quarter of 1998 compared to a pre-tax underwriting income of $1.3 million for the same quarter in 1997. For the quarter, AMIG's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 96.6% vs. 98.3% a year ago.

        On a year-to-date basis, AMIG's property and casualty operations generated a pre-tax underwriting income of $3.9 million in 1998 compared to $6.6 million in the first nine months of the prior year. For the nine months, the combined ratio for AMIG's property and casualty operations was 98.6% vs. 97.1% in the comparable prior period. The decrease in underwriting profit from the prior year is due primarily to the larger amount of weather related catastrophe losses occurring in the first nine months of 1998 compared to the prior year.

Transportation

        For the three and nine-month periods, the Company's transportation subsidiary, M/G Transport Services Group, (M/G) reported operating profits and revenues comparable with last year. Net income from M/G contributed $500,000, or $0.05 per share (diluted), in the third quarter of 1998, compared with $1.0 million, or $0.11 per share (diluted), in the third quarter of 1997. For both the first nine months of 1998 and 1997, M/G's net income was $2.1 million, or $0.22 per share (diluted).

Discontinued Operations

	As previously reported, on September 29, 1997, the Company's sportswear subsidiary, CS Crable Sportswear, Inc., sold the majority of its assets to Brazos, Inc., a subsidiary of Brazos Sportswear, Inc. After-tax losses from the discontinued operations for the third quarter and first nine months of 1997 amounted to $(4.6 million), $(0.50) per share (diluted), and $(6.8 million), $(0.74) per share (diluted), respectively. There have been no material financial results reported from this subsidiary since the date of sale.


FINANCIAL CONDITION

        Cash flows from operations, were used to decrease the Company's short-term borrowings from year-end 1997. Shareholders' equity increased 12.3% to $221.2 million at September 30, 1998 from $197.0 million at year-end 1997. This increase is due to the net income generated in 1998 coupled with the increase in the net unrealized gain on marketable securities resulting from an increase in the market value of the Company's investment portfolio. The decreases in reinsurance recoverables, prepaid reinsurance premiums and funds held under reinsurance agreements are due primarily to changes in the amount of insurance premium ceded to reinsurers under certain reinsurance treaties. The increase in unearned premiums and loss reserves are due primarily to the continued growth in written premium. The increase in deferred acquisition costs is due to changes in the amount of insurance premium ceded to reinsurers under certain reinsurance treaties and the continued growth in written premium.

        Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to match the Company's
operating cash requirements for the next twelve months.   The Company declared
$1.8 million in dividends to its shareholders during the first nine months of 1998.

OTHER MATTERS

Comprehensive Income

        For the Company, the only difference between net income and comprehensive income is the net change in unrealized gain on marketable securities. For the three-month and nine-month periods ended September 30, 1998 and 1997, such net unrealized gains increased (net of income tax effects) by the following amounts (in thousands):

                                             1998     1997
                                            ------  -------
        Three months ended September 30     $2,027   $5,163
        Nine months ended September 30      $8,884  $13,185

        Changes in net unrealized gains result from both market conditions and realized gains recognized in a reporting period. The Company recognized less realized gains, as discussed above, and less of an increase in unrealized gains in the third quarter of 1998 than in the second quarter of 1997. For the nine months ended September 30, 1998, the combined total of realized and unrealized gains (net of income taxes) amounted to $5 million less than for the same period in 1997. This is a result of less unrealized appreciation in third quarter 1998 than in third quarter 1997 as indicated above.

Year 2000 Compliance

Year 2000 Work Plan

        The Company has developed a comprehensive Year 2000 work plan to deal with the Year 2000 Issue. The Company's Year 2000 Work Plan consists of five phases: 1.) awareness; 2.) assessment; 3.) remediation; 4.) testing; and 5.) implementation.

        During the awareness phase, the Company formed a multi-disciplinary task force to address the Year 2000 issue, defined the Year 2000 Issue, obtained executive level support, and educated Company personnel concerning the Year 2000 Issue and its potential affects on the Company.

        During the assessment phase, the Company collected a comprehensive list of internal items (e.g., computer hardware and software systems, other equipment with embedded chips, services and products provided by others to the Company, etc.) that might be affected by Year 2000 Issues. The Company also identified critical business relationships that might be affected by the Year 2000 Issue (e.g., customer, vendors, suppliers, etc.). The Company then evaluated these items and business relationships to determine whether they faced Year 2000 Issues and what effect they would have on the Company if they failed due to Year 2000 Issues.

        The remediation phase includes an analysis of the items that are affected by Year 2000 Issues, identification of problem areas, and recommendations concerning repair of critical non-Year 2000 compliant items. Similarly, during the remediation phase, the Company is communicating and working with its critical business relationships to help them understand and remediate their Year 2000 Issues.

        The testing phase follows the remediation phase and includes a thorough testing of all proposed remediation. Testing includes present and forward date testing which simulates dates in the Year 2000. The Company has tested, or will test, all of its critical internal systems and will attempt to verify Year 2000 compliance of its critical business relationships.

        The implementation phase consists of placing all items that have been remediated and successfully tested into production.

Status of Year 2000 Work Plan

        The Company's MIS professional staff began preparing for the Year 2000 Issue as early as 1992. Since that time, the Company has been upgrading and replacing its computer hardware and software systems. These upgrades and replacements have been driven by non-Year 2000 related business requirements. However, all systems that have been upgraded and replaced since 1992 have been certified by their suppliers as Year 2000 compliant. The Company's Year 2000 Work Plan calls for all mission-critical internal computer hardware and software systems to be Year 2000 compliant by the end of 1998. The Company believes it is currently on schedule to meet this deadline.

        As of September 30, 1998, the Company generally had met the schedule established in its Year 2000 Work Plan. The awareness and assessment phases of its Year 2000 Work Plan have been substantially completed.

        Successful completion of the Company's Year 2000 Work Plan is expected to significantly reduce the Company's level of uncertainty about Year 2000 Issues, and, in particular, about the Year 2000 compliance and readiness of its material business relationships. The Company believes that with the implementation of its new computer hardware and software systems and completion of its Year 2000 Work Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Contingency Plans

        The Company is preparing a Year 2000 specific contingency plan to deal with business failures brought about by Year 2000 Issues. During the last few months of 1998 and the first few months of 1999, the Company will document its Year 2000 specific contingency plan as part of its company-wide disaster planning process.

Cost of the Year 2000 Issue

        Based upon currently available information, the Company estimates that the total cost of implementing its Year 2000 Work Plan will be less than $1 million. This estimate does not include costs associated with converting the Company's mainframe operating system. As discussed above, this migration to a new mainframe system was made, primarily, to address specific business needs rather than to address the Year 2000 issue. The cost estimate, however, does include all activities undertaken on Year 2000 related matters across the Company including activities pursued as part of all five phases of the Company's Year 2000 Work Plan. Through September 30, 1998, the Company had expended approximately $600,000 on the Year 2000 Work Plan. The majority of the remaining costs are expected to be directed primarily towards testing, remediation and implementation activities. These costs have been, and will continue to be, funded through operating cash flow and are expensed generally in the period in which they are incurred.

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

                         PART II.  OTHER INFORMATION
                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                              SEPTEMBER 30, 1998


Item 1.	Legal Proceedings
	None

Item 2.	Changes in Securities
	None

Item 3.	Defaults Upon Senior Securities
	None

Item 4.	Submission of Matters to a Vote of Security Holders
	None

Item 5.	Other Information
        None

Item 6.	Exhibits and Reports on Form 8-K
        a.) Exhibit 15 - Letter re: Unaudited Interim Financial Information b.) Exhibits 27 - Financial Data Schedules (4) c.) Reports on Form 8-K - None


                                  SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

						THE MIDLAND COMPANY




Date _______October 15, 1998_______       s/John I. Von Lehman__________________
                                          John I. Von Lehman, Executive Vice
                                          President and Chief Financial Officer