Form 10-K
period 1998-12-31
MIDLAND CO
filed 1999-03-23
CIK 66025

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                                ANNUAL REPORT

                      Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 1998

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

	The aggregate market value of the voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant as of March 5, 1999 was $237,966,000.

        Number of shares of common stock outstanding as of March 5, 1999 - 9,518,639.

                     Documents Incorporated by Reference

	Annual Report to Shareholders for the year ended December 31, 1998 is incorporated by reference into Parts I, II and IV.

        Registrant's Proxy Statement dated March 11, 1999 is incorporated by reference into Parts III and IV.

                             THE MIDLAND COMPANY

                                  FORM 10-K

                              DECEMBER 31, 1998


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

Factors which might cause deviations from the forward looking statements include, without limitations, the following: 1) changes in the laws or regulations affecting the operations of the Company or any of its subsidiaries;
2) changes in the business tactics or strategies of the Company or any of its subsidiaries; 3)acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the Company or any of its subsidiaries; 4) changing market forces or litigation which necessitate, in Management's judgment, changes in plans, strategy or tactics of the Company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace, Year 2000 related issues or fluctuations in interest rates, any one of which might materially affect the operations of the Company and/or its subsidiaries.

                                    PART I

ITEM 1.	Business.
        Incorporated by reference from the inside cover and pages 2 through 13 and 33 and 34 (Note 18) of the Registrant's 1998 Annual Report to Shareholders. The number of persons employed by the Registrant was approximately 890 at December 31, 1998.

        Property and Casualty Loss Reserves
        The Company's consolidated financial statements include the estimated liability (reserves) for unpaid losses and loss adjustment expenses
        (LAE) of its property and casualty insurance subsidiaries. The liability is presented net of amounts recoverable from salvage and subrogation and includes amounts recoverable from reinsurance for which receivables are recognized.

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

        The following table provides an analysis of changes in loss and LAE reserves for 1998, 1997 and 1996 (net of reinsurance amounts) for the Company. Based on the information available during and at the end of 1998, operations were credited $2,120,000 in 1998 as a result of a decrease in the estimated amounts needed to settle prior years' claims. Based on information available during and at the end of 1997 and 1996, operations were charged $5,230,000 in 1997 and $3,771,000 in 1996 as a result of increases in such estimates. Such reserve adjustments, which affected reported results of current operations during each of the years, resulted from developed losses from prior years being different than were anticipated when the liability for losses and loss adjustment expense were originally estimated. These development trends have been considered in establishing the current year liabilities.

Changes in Loss and LAE Reserves:
                                            (amounts in 000's)
                                     1998          1997          1996
                                 --------------------------------------
Balance at January 1              $108,334      $ 88,992      $ 61,497
 Less reinsurance recoverables      26,433        24,208        13,785
                                 --------------------------------------
Net balance at January 1            81,901        64,784        47,712
                                 --------------------------------------

Incurred related to:
 Current year                      208,811       163,035       166,554
 Prior years                        (2,120)        5,230         3,771
                                 --------------------------------------
Total incurred                     206,691       168,265       170,325
                                 --------------------------------------

Paid related to:
 Current year                      157,530       113,841       121,782
 Prior years                        42,795        37,307        31,471
                                 --------------------------------------
Total paid                         200,325       151,148       153,253
                                 --------------------------------------

Net balance at
 December 31                        88,267        81,901        64,784
 Plus reinsurance recoverables      20,430        26,433        24,208
                                 --------------------------------------
Balance at December 31            $108,697      $108,334      $ 88,992
                                 ======================================

        Analysis of Loss and LAE Reserve Development
        The next table presents the development of the estimated liability for the ten years prior to 1998. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years. This liability represents the estimated amount of losses and LAE at the end of claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.

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

        The table shows the cumulative redundancy (deficiency) developed with respect to the previously recorded liability for all years as of the end of 1998. For example, the Company's 1990 reserve of $16,570,000 has been re-estimated as of year-end 1998 to be $13,579,000, indicating a redundancy of $2,991,000.

        The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1998, the Company had paid $13,574,000 of the currently estimated $13,579,000 of losses and LAE that have been incurred as of the end of 1990; thus an estimated $5,000 of losses incurred as of the end of 1990 remain unpaid as of the current financial statement date.

        In using this information, it should be noted that this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Each amount in each column includes amounts applicable to the year over the column and all prior years. For example, the amounts included in the 1993 column include amounts related to 1993 and all prior years.

        The Company's reserve development is unfavorable for 1995 and 1996 due to the Company's expansion into certain areas of commercial lines insurance. However, reserve development is favorable for 1997 due to a reduction in the aforementioned commercial lines business combined with a strengthening of the commercial lines reserves in 1997.


                               Analysis of Loss and Loss Adjustment Expense Development
                                                  (Amounts in 000s)

Year Ended
   December 31           1988     1989     1990     1991     1992     1993     1994     1995     1996     1997     1998
                       -------------------------------------------------------------------------------------------------
Reserve for Unpaid
 Losses, Net of
 Reinsurance           $12,464  $15,732  $16,570  $19,089  $20,405  $27,744  $37,481  $47,712  $64,784  $81,901  $88,267

Net Reserve Re-estimated
  as of:
  One Year Later        11,609   15,167   15,492   17,160   18,425   25,668   30,134   51,483   70,014   79,781
  Two Years Later       11,534   15,043   14,859   15,699   18,451   22,686   32,074   53,467   67,310
  Three Years Later     11,292   14,397   13,841   15,202   16,871   21,154   31,880   52,418
  Four Years Later      11,024   13,773   13,929   14,497   16,616   20,966   31,734
  Five Years Later      10,886   13,758   13,663   14,393   16,505   20,688
  Six Years Later       10,926   13,754   13,598   14,373   16,445
  Seven Years Later     10,962   13,722   13,589   14,361
  Eight Years Later     10,948   13,741   13,579
  Nine Years Later      10,967   13,732
  Ten Years Later       10,929

Net Cumulative
   Redundancy
   (Deficiency)        $ 1,535  $ 2,000  $ 2,991  $ 4,728  $ 3,960  $ 7,056  $ 5,747  $(4,706) $(2,526) $ 2,120
                       =========================================================================================
Net Cumulative
   Amount of
   Reserve Paid
   Through:
  One Year Later       $ 8,659  $11,210  $11,117  $10,937  $11,730  $ 9,684  $19,040  $31,471  $37,307  $42,795
  Two Years Later        9,644   12,902   12,488   12,685   14,397   18,445   26,471   41,785   51,461
  Three Years Later     10,461   13,355   12,965   13,588   15,923   19,930   29,237   47,434
  Four Years Later      10,668   13,465   13,208   14,171   16,312   20,427   30,425
  Five Years Later      10,739   13,595   13,471   14,307   16,381   20,558
  Six Years Later       10,825   13,689   13,530   14,331   16,420
  Seven Years Later     10,915   13,704   13,550   14,356
  Eight Years Later     10,930   13,703   13,574
  Nine Years Later      10,929   13,727
  Ten Years Later       10,929

Net Reserve - December 31                                  $20,405  $27,744  $37,481  $47,712  $64,784 $ 81,901 $ 88,267
Reinsurance Recoverables                                     2,780    6,220   14,597   13,785   24,208   26,433   20,430
                                                           -------------------------------------------------------------
Gross Reserve-December 31                                  $23,185  $33,964  $52,078  $61,497  $88,992 $108,334 $108,697
                                                           =============================================================

Net Re-estimated Reserve                                   $16,445  $20,688  $31,734  $52,418  $67,310 $ 79,781
Re-estimated Reinsurance                                     2,240    4,638   12,359   15,145   25,152   25,742
                                                           -----------------------------------------------------
Gross Re-estimated Reserve                                 $18,685  $25,326  $44,093  $67,563  $92,462 $105,523
                                                           =====================================================

Gross Cumulative Redundancy (Deficiency)                   $ 4,500  $ 8,638  $ 7,985  $(6,066) $(3,470)$  2,811
                                                           =====================================================


         Reinsurance
         The Company reinsures certain levels of risk with other insurance companies and cedes varying portions of its written premiums to such reinsurers. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. To the Company's knowledge, none of its reinsurers are experiencing financial difficulties. Furthermore, the Company monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The composition of its reinsurers has not changed significantly in recent years. The Company has not experienced any uncollectible reinsurance amounts or coverage disputes with its reinsurers in over ten years. As indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations, for 1998, the Company decided to cede less business to it reinsurers than in prior years. This was significantly accomplished by a change in a quota share reinsurance contract for manufacturing housing insurance. The related terms were changed, applicable with business written in 1998, from 25% of written premium with a maximum of $50 million to 12.5% with a maximum of $25 million.

         Significant Customer
         As indicated in Note 18 to the Company's 1998 consolidated financial statements, in 1998 and 1997, respectively, revenues (including amounts that are ultimately ceded to reinsurers) from one customer amounted to $61,865,000 and $41,011,000. That customer is Greentree Financial Corporation.

ITEM 2.  Properties.
         The Company owns its 275,000 square foot principal offices located in Amelia, Ohio. The Company's insurance subsidiaries lease office space in Montgomery, Alabama, St. Louis, Missouri and Clearwater, Florida and the Company's transportation subsidiaries lease offices in Metairie, Louisiana. The Company owns a 292,000 square foot manufacturing, warehouse and office facility which it leases to a non-affiliated third party.

ITEM 3.  Legal Proceedings.
         Reference is made to Item 3 of the December 31, 1995 Registrant's Form 10-K concerning criminal litigation against M/G Transport Services, Inc., a subsidiary of the Registrant. Upon Motion, the Court dismissed six of the remaining eight counts against M/G, four of the six remaining counts against one former employee and all of the remaining counts against two former employees. The United States has appealed. The Sixth Circuit Court of Appeals heard oral agreements on the appeal by the United States in January, 1999 and has not yet rendered an opinion. On October 31, 1997, M/G was fined $250,000 and placed on two years' probation on the two remaining counts. The Company does not expect any additional fines unless the United States is successful in its appeal.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         None during the fourth quarter.

                                   PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters. Incorporated by reference to pages 33 (Note 17) and 36 of the Registrant's 1998 Annual Report to Shareholders. The number of holders of the Company's common stock at December 31, 1998 was approximately 1,350. The Company's common stock is registered on the American Stock Exchange (MLA).

ITEM 6.  Selected Financial Data.
         Incorporated by reference to pages 14 and 15 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Incorporated by reference to pages 16 through 21 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 8.  Financial Statements and Supplementary Data.
         Incorporated by reference to pages 22 through 36 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
         None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.
         Incorporated by reference to the Registrant's Proxy Statement dated March 11, 1999.

         Executive Officers of the Company -

         J. P. Hayden, Jr.    - Age 69 - Chairman of the Executive Committee of
                                          the Board
         Michael J. Conaton   - Age 65 - Vice Chairman
         J. P. Hayden, III    - Age 46 - Chairman and Chief Operating Officer
         John W. Hayden       - Age 41 - President and Chief Executive Officer
         John I. Von Lehman   - Age 46 - Executive Vice President, Chief
                                          Financial Officer and Secretary
         Kurt R. Schwamberger - Age 52 - Senior Vice President
         Paul T. Brizzolara   - Age 41 - Senior Vice President and Chief
                                          Legal Officer
         W. Todd Gray         - Age 31 - Treasurer

         The officers listed above have served in the positions indicated for the past five years (except as noted below or in the Company's proxy statement).

         During 1998, Kurt R. Schwamberger was elected Senior Vice President of The Midland Company. Mr. Schwamberger joined the Company in 1996 as President and Chief Operating Officer of American Modern Insurance Group, Inc. (AMIG) and will continue in that position with AMIG.
         Before joining AMIG in 1996, Mr. Schwamberger held executive management positions in the insurance industry. Also in 1998, Paul T. Brizzolara was elected Senior Vice President and Chief Legal Officer of The Midland Company. Mr. Brizzolara was previously the Company's Assistant Vice President, Assistant Chief Counsel and Assistant Secretary of The Midland Company and will continue as Assistant Secretary in his new position.

         The Board of Directors of The Midland Company voted at their regular meeting on March 5, 1998 to elect the following new executive officers effective with the Company's Annual Shareholders' Meeting on April 9, 1998. Mr. J. P. Hayden, III was elected Chairman and Chief Operating Officer of The Midland Company. Mr. John W. Hayden was elected President and Chief Executive Officer of The Midland Company.
         Mr. J. P. Hayden, Jr. was elected Chairman of the Executive Committee of the Board. Mr. Michael J. Conaton was elected Vice Chairman of the Board and Vice Chairman of the Company.

         During 1997, W. Todd Gray was elected Treasurer. Mr. Gray joined Midland in 1994 and served as Internal Audit Manager and, more recently, Assistant Treasurer. Prior to that he was employed by a national accounting firm.

         During 1996, J. P. Hayden, III and John W. Hayden (formerly Vice Presidents) were elected Senior Executive Vice Presidents. Also in 1996, John I. Von Lehman (formerly Vice President, Treasurer and Chief Financial Officer) was elected Executive Vice President and Chief Financial Officer.

         J. P. Hayden, III and John W. Hayden are brothers and are sons of
         J. P. Hayden, Jr.

ITEM 11. Executive Compensation.
         Incorporated by reference to the Registrant's Proxy Statement dated March 11, 1999.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant's Proxy Statement dated March 11, 1999.

ITEM 13. Certain Relationships and Related Transactions.
         Incorporated by reference to the Registrant's Proxy Statement dated March 11, 1999.

                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) 1.  Financial Statements.

                 Incorporated by reference in Part II of this report:
                     Independent Auditors' Report.
                     Consolidated Balance Sheets, December 31, 1998 and 1997. Consolidated Statements of Income for the Years
                        Ended December 31, 1998, 1997 and 1996.
                     Consolidated Statements of Changes in Shareholders' Equity
                        for the Years Ended December 31, 1998, 1997 and 1996.
                     Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 1998, 1997 and 1996.
                     Notes to Consolidated Financial Statements.

        (a) 2.   Financial Statement Schedules.

                 Included in Part IV of this report:
                                                                            Page
                    Independent Auditors' Consent and Report on Schedules.    12
                    Schedule I - Summary of Investments - Other Than
                      Investments in Related Parties - December 31, 1998      13
                    Schedule II - Condensed Financial Information of
                      Registrant                                           14-18
                    Schedule III - Supplementary Insurance Information
                      for the Years Ended December 31, 1998, 1997 and 1996    19
                    Schedule IV - Reinsurance for the Years Ended
                      December 31, 1998, 1997 and 1996                        20
                    Schedule V - Valuation and Qualifying Accounts for the
                      Years Ended December 31, 1998, 1997 and 1996            21
                    Schedule VI - Supplemental Information Concerning
                      Property-Casualty Insurance Operations for the
                      Years Ended December 31, 1998, 1997 and 1996            22

                    All other schedules for which provision is made in the
                applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions, are inapplicable or the information is included in the financial statements or notes thereto.

        (a) 3.   Exhibits.

                 3. Articles of Incorporation and Code of Regulations - Filed as Exhibits 3(i) and 3(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

               10.1 The Midland Company 1992 Employee Incentive Stock Plan and The Midland Company Stock Option Plan for Non-Employee Directors and The Midland Company 1972 Stock Options Plan - Incorporated by reference to Registrant's Statement 33-48511 on Form S-8.

               10.2 A description of the Company's Profit Sharing Plan, Salaried Employees' Non-Qualified Savings Plan and the Supplemental Retirement Plan - Incorporated by reference to the Registrant's Proxy Statement dated March 11, 1999.

               13. Annual Report to security holders - Incorporated by reference to the Registrant's 1998 Annual Report to Shareholders.

               21.   Subsidiaries of the Registrant.                          23

               22. Published Report Regarding Matters Submitted to Vote of Security Holders - Incorporated by Reference to the Registrant's Proxy Statement dated March 11, 1999.

               23. Independent Auditors' Consent - Included in Consent and Report on Schedules referred to under Item 14(a)2 above.

               27.   Financial Data Schedule.

        (b)      Reports on Form 8-K - None during 1998.

                                  SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			       	          THE MIDLAND COMPANY

       Signature                   Title                          Date


  S/ J. P. Hayden, III      Chairman of the Board and         March 5, 1999
  (J. P. Hayden, III)        Chief Operating Officer


  S/ John W. Hayden         President and                     March 5, 1999
    (John W. Hayden)           Chief Executive Officer


  S/ John I. Von Lehman     Executive Vice President,         March 5, 1999
  (John I. Von Lehman)       Chief Financial and
                             Accounting Officer
                             and Secretary

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          THE MIDLAND COMPANY

       Signature                   Title                          Date

  S/ George R. Baker        Director                          March 5, 1999
  (George R. Baker)

  S/ James E. Bushman       Director and Member               March 5, 1999
  (James E. Bushman)         of Audit Committee

  S/ James H. Carey         Director and Member               March 5, 1999
  (James H. Carey)           of Audit Committee

  S/ Michael J. Conaton     Vice Chairman                     March 5, 1999
  (Michael J. Conaton)

  S/ Jerry A. Grundhofer    Director                          March 5, 1999
  (Jerry A. Grundhofer)

  S/ J. P. Hayden, Jr.      Chairman of the Executive         March 5, 1999
  (J. P. Hayden, Jr.)        Committee of the Board

  S/ J. P. Hayden, III      Chairman and                      March 5, 1999
  (J. P. Hayden, III)        Chief Operating Officer

  S/ John W. Hayden         President and                     March 5, 1999
  (John W. Hayden)           Chief Executive Officer

  S/ Robert W. Hayden       Director                          March 5, 1999
  (Robert W. Hayden)

  S/ William T. Hayden      Director                          March 5, 1999
  (William T. Hayden)

  S/ William J. Keating     Director                          March 5, 1999
  (William J. Keating)

  S/ John R. LaBar          Director                          March 5, 1999
  (John R. LaBar)

  S/ David B. O'Maley       Director                          March 5, 1999
  (David B. O'Maley)

  S/ John M. O'Mara         Director and Member               March 5, 1999
  (John M. O'Mara)           of Audit Committee

  S/ Glenn E. Schembechler  Director and Member               March 5, 1999
  (Glenn E. Schembechler)    of Audit Committee

  S/ John I. Von Lehman     Executive Vice President,         March 5, 1999
  (John I. Von Lehman)       Chief Financial and Accounting
                             Officer, Secretary and Director

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES
-----------------------------------------------------


To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statements No. 33-64821 on Form S-3 and No. 33-48511 on Form S-8 of The Midland Company of our report dated February 11, 1999, incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 1998.

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

S/Deloitte & Touche, LLP
Deloitte & Touche, LLP
Cincinnati, Ohio

March 5, 1999


                                 THE MIDLAND COMPANY AND SUBSIDIARIES

                                 Schedule I - Summary of Investments
                               Other than Investments in Related Parties
                                           December 31, 1998


                Column A                                   Column B       Column C        Column D
--------------------------------------------------------------------------------------------------------
                                                                                           Amount at
                                                                                          Which Shown
                                                                                        in the Balance
            Type of Investment                               Cost           Value            Sheet
--------------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
  Bonds:
    United States Government and government
      agencies and authorities                           $170,035,000    $174,031,000    $174,031,000
    States, municipalities and political subdivisions     161,699,000     165,966,000     165,966,000
    Mortgage-backed securities                             15,422,000      15,570,000      15,570,000
    Foreign governments                                       504,000         508,000         508,000
    Public utilities                                        8,289,000       8,353,000       8,353,000
    All other corporate bonds                              53,289,000      54,258,000      54,258,000
                                                        ------------------------------------------------

        Total                                             409,238,000     418,686,000     418,686,000
                                                        ------------------------------------------------

  Equity securities, available-for-sale:
    Common stocks:
      Public utilities                                      1,044,000       1,498,000       1,498,000
      Banks, trusts and insurance companies                 5,817,000      82,243,000      82,243,000
      Industrial, miscellaneous and all other              26,584,000      48,801,000      48,801,000
      Nonredeemable preferred stocks                        4,000,000       3,914,000       3,914,000
                                                        ------------------------------------------------

        Total                                              37,445,000     136,456,000     136,456,000
                                                        ------------------------------------------------


  Accrued interest and dividends                            6,434,000       6,434,000       6,434,000
                                                        ------------------------------------------------

  Short-term investments                                   28,594,000      28,594,000      28,594,000
                                                        ------------------------------------------------

        Total Investments                                $481,711,000    $590,170,000    $590,170,000
                                                        ================================================

                      THE MIDLAND COMPANY (Parent Only)


         Schedule II - Condensed Financial Information of Registrant
                     Condensed Balance Sheet Information
                          December 31, 1998 and 1997


             ASSETS                            1998             1997
                                          -------------    -------------

Cash                                      $     96,000     $    236,000
                                          -------------    -------------

Marketable Securities Available
   for Sale (at market value):
  Fixed Income (cost, $497,000 in 1998
    and $2,427,000 in 1997)                    497,000        2,427,000
  Equity (cost, $341,000 in 1998 and
    $354,000 in 1997)                        3,937,000        2,456,000
                                          -------------    -------------
      Total                                  4,434,000        4,883,000
                                          -------------    -------------


Receivables - Net                            8,932,000        7,010,000
                                          -------------    -------------


Property, Plant and Equipment (at cost):    37,314,000       35,878,000
   Less Accumulated Depreciation             5,439,000        3,552,000
                                          -------------    -------------
      Net                                   31,875,000       32,326,000
                                          -------------    -------------


Other Real Estate - Net                      8,700,000       14,779,000
                                          -------------    -------------


Other Assets                                 4,862,000        3,720,000
                                          -------------    -------------


Investments in Subsidiaries ( at equity)   247,569,000      197,206,000
                                          -------------    -------------


      Total Assets                        $306,468,000     $260,160,000
                                          =============    =============

                      THE MIDLAND COMPANY (Parent Only)


         Schedule II - Condensed Financial Information of Registrant
                     Condensed Balance Sheet Information
                          December 31, 1998 and 1997


LIABILITIES AND SHAREHOLDERS' EQUITY           1998             1997
                                          -------------    -------------

Notes Payable Within One year:
  Banks (including current portion of
    long-term debt)                       $ 16,710,000     $ 25,425,000
  Commercial Paper                           6,522,000        5,791,000
                                          -------------    -------------
      Total                                 23,232,000       31,216,000
                                          -------------    -------------

Other payables and Accruals                  4,664,000        3,403,000
                                          -------------    -------------

Intercompany Payables                        3,469,000          501,000
                                          -------------    -------------

Long - Term Debt                            26,271,000       28,014,000
                                          -------------    -------------

Shareholders' Equity:
  Common Stock - No Par (issued and
    outstanding: 9,352,000 shares at
    December 31, 1998 and 9,334,000 shares
    at December 31, 1997 after deducting
    treasury stock of 1,576,000 shares
    and 1,594,000 shares, respectively)        911,000          911,000
  Additional Paid - in Capital              15,947,000       15,359,000
  Retained Earnings                        178,398,000      153,797,000
  Accumulated Other Comprehensive Income    70,507,000       44,123,000
  Treasury Stock (at cost)                 (15,293,000)     (14,704,000)
  Unvested Restricted Stock Awards          (1,638,000)      (2,460,000)
                                          -------------    -------------

      Total                                248,832,000      197,026,000
                                          -------------    -------------

      Total Liabilities and
        Shareholders' Equity              $306,468,000     $260,160,000
                                          =============    =============

                           THE MIDLAND COMPANY (Parent Only)


         Schedule II - Condensed Financial Information of Registrant
                  Condensed Statements of Income Information
             For the Years Ended December 31, 1998, 1997 and 1996




                                            1998          1997          1996
                                       ------------- ------------- -------------
Revenues:
 Dividends from Subsidiaries           $  3,000,000  $  8,900,000  $ 20,500,000
 All Other Income, Primarily Charges
   to Subsidiaries                        6,934,000     7,746,000     7,876,000
                                       ------------- ------------- -------------
     Total Revenues                       9,934,000    16,646,000    28,376,000
                                       ------------- ------------- -------------

Expenses:
  Interest Expense                        3,971,000     4,775,000     5,101,000
  Depreciation and Amortization           2,701,000     6,195,000     2,548,000
  All Other Expenses                      2,303,000       833,000     2,033,000
                                       ------------- ------------- -------------
      Total Expenses                      8,975,000    11,803,000     9,682,000
                                       ------------- ------------- -------------

 Income Before Federal Income Tax           959,000     4,843,000    18,694,000
 Provision (Credit) for Federal
   Income Tax                            (1,023,000)   (1,599,000)     (654,000)
                                       ------------- ------------- -------------
 Income Before Change in Undistributed
  Income of Subsidiaries                  1,982,000     6,442,000    19,348,000
 Change in Undistributed Income
  of Subsidiaries:
   From Continuing operations            24,950,000    17,925,000   (15,605,000)
   From Discontinued operations                 -      (6,817,000)   (2,675,000)
                                       ------------- ------------- -------------

      Net Income                       $ 26,932,000  $ 17,550,000  $  1,068,000
                                       ============= ============= =============

                      THE MIDLAND COMPANY (Parent Only)


         Schedule II - Condensed Financial Information of Registrant
                Condensed Statements of Cash Flows Information
             For the Years Ended December 31, 1998, 1997 and 1996


                                            1998          1997          1996
                                       ------------- ------------- -------------
Cash Flows from Operating Activities:
  Net income                           $ 26,932,000  $ 17,550,000  $  1,068,000
  Loss from discontinued operations             -       6,817,000     2,675,000
                                       ------------- ------------- -------------
  Income from continuing operations      26,932,000    24,367,000     3,743,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Decrease (increase) in undistributed
     income of subsidiaries             (24,950,000)  (17,925,000)   15,605,000
    Depreciation and amortization         2,701,000     6,195,000     2,548,000
    Increase in other assets             (1,142,000)   (1,286,000)   (1,359,000)
    Decrease (increase) in receivables   (1,922,000)      134,000       689,000
    Increase in other payables and
     accruals                               153,000     1,575,000        90,000
    Other - net                             301,000         4,000      (592,000)
                                       ------------- ------------- -------------
     Net Cash Provided by
         Operating Activities             2,073,000    13,064,000    20,724,000
                                       ------------- ------------- -------------

Cash Flows from Investing Activities:
  Acquisition of property, plant and
   equipment                             (1,657,000)   (2,617,000)   (1,516,000)
  Capital contributions to
   subsidiaries                                 -     (12,326,000)          -
  Sale of property, plant and
   equipment and other real
   estate - net                           5,969,000       535,000        66,000
  Change in investments (excluding
   unrealized appreciation/depreciation)  1,943,000    (1,991,000)    7,690,000
                                       ------------- ------------- -------------
     Net Cash Provided by (Used in)
         Investing Activities             6,255,000   (16,399,000)    6,240,000
                                       ------------- ------------- -------------

Cash Flows from Financing Activities:
  Net change in intercompany accounts 2,968,000 7,323,000 (21,363,000) Increase (decrease) in long - term
   debt                                  (1,458,000)      948,000      (767,000)
   Decrease in short - term borrowings   (8,269,000)   (2,909,000)   (2,920,000)
   Dividends paid                        (1,746,000)   (2,677,000)   (1,962,000)
   Net issuance (purchase) of treasury
    stock                                    37,000       619,000        75,000
                                       ------------- ------------- -------------
     Net Cash Provided by (Used in)
         Financing Activities            (8,468,000)    3,304,000   (26,937,000)
                                       ------------- ------------- -------------
Net Increase (Decrease) in cash            (140,000)      (31,000)       27,000

Cash at Beginning of Year                   236,000       267,000       240,000
                                       ------------- ------------- -------------

Cash at End of Year                    $     96,000  $    236,000  $    267,000
                                       ============= ============= =============

                      THE MIDLAND COMPANY (Parent Only)


         Schedule II - Condensed Financial Information of Registrant
                   Notes to Condensed Financial Information
                For the Years Ended December 31, 1998 and 1997



The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 1998 Annual Report to Shareholders.

Total debt of the Registrant (parent only) consists of the following:


                                                     DECEMBER 31,
                                                1998              1997
                                           -------------     -------------
Short - Term Bank Borrowings               $ 15,000,000      $ 24,000,000
Commercial Paper                              6,522,000         5,791,000
Mortgage Notes:
     7.10% - Due January 1, 2001              1,227,000         1,773,000
     6.83% - Due December 20, 2005           19,195,000        19,768,000
     5.40% - Due December 1, 2003             7,559,000         7,898,000

        Total Debt                         $ 49,503,000      $ 59,230,000



See Notes 8 and 9 to the consolidated financial statements included in the 1998 Annual Report to Shareholders for further information on the Company's outstanding debt at December 31, 1998.

The Amount of debt that becomes due during each of the next five years is as follows: 1999 - $1,710,000; 2000 - $1,806,000; 2001 - $1,215,000;
2002 - $1,266,000; 2003 - $6,331,000.


                                       THE MIDLAND COMPANY AND SUBSIDIARIES

                                Schedule III - Supplementary Insurance Information
                               For the Years Ended December 31, 1998, 1997 and 1996
                                                (Amounts in 000's)

        Column A            Column B        Column C         Column D       Column E       Column F       Column G

                                           Future
                                           Policy
                           Deferred        Benefits,                       Other Policy
                           Policy          Losses,                         Claims and                    Net
                           Acquisition     Claims and       Unearned       Benefits        Premium       Investment
                           Cost            Loss Expenses    Premiums       Payable         Revenue       Income (1)
                           -----------------------------------------------------------------------------------------
1998
 Manufactured Housing      $   48,260      $     48,939    $ 209,171                      $ 258,638      $   14,875
 Other Insurance               15,702            76,557       45,944                        116,840           9,923
 Unallocated Amounts                                                                                             34
 Inter-segment Elimination                                                                                     (924)
                           -----------------------------------------------------------------------------------------
   Total                   $   63,962      $    125,496    $ 255,115       $   -          $ 375,478      $   23,908
                           =========================================================================================

1997
 Manufactured Housing      $   43,366      $     42,430    $ 195,793                      $ 219,394      $   13,935
 Other Insurance               12,224            77,704       44,547                         91,765           8,359
 Unallocated Amounts                                                                                             24
 Inter-segment Elimination                                                                                     (986)
                           -----------------------------------------------------------------------------------------
   Total                   $   55,590      $    120,134    $ 240,340       $   -          $ 311,159      $   21,332
                           =========================================================================================

1996
 Manufactured Housing      $   34,492      $     42,547    $ 183,792                      $ 182,581      $   12,303
 Other Insurance               10,850            53,283       24,625                         98,033           6,756
 Unallocated Amounts                                                                                             14
 Inter-segment Elimination                                                                                     (804)
                           -----------------------------------------------------------------------------------------
   Total                   $   45,342      $     95,830    $ 208,417       $   -          $ 280,614      $   18,269
                           =========================================================================================


                            Column H         Column I          Column J                    Column K



                           Benefits,        Amortization of
                           Claims, Losses   Deferred Policy   Other
                           and Settlement   Acquisition       Operating                   Premiums
                           Expenses         Costs             Expenses (1)                Written
                           -------------------------------------------------------------------------
1998
 Manufactured Housing      $      137,483   $       71,288    $     31,005                $ 283,020
 Other Insurance                   72,532           31,881          23,304                  110,987 (2)
 Unallocated Amounts
 Inter-segment Elimination
                           ------------------------------------------------               ----------
   Total                   $      210,015   $      103,169    $     54,309                $ 394,007
                           ================================================               ==========

1997
 Manufactured Housing      $      100,919   $       64,265    $     27,763                $ 247,704
 Other Insurance                   70,244           15,253          21,355                   97,745 (2)
 Unallocated Amounts
 Inter-segment Elimination
                           ------------------------------------------------               ----------
   Total                   $      171,163   $       79,518    $     49,118                $ 345,449
                           ================================================               ==========

1996
 Manufactured Housing      $      101,223   $       54,761    $     20,477                $ 205,933
 Other Insurance                   71,203           26,772          20,878                   86,600 (2)
 Unallocated Amounts
 Inter-segment Elimination
                           ------------------------------------------------               ----------
   Total                   $      172,426   $       81,533    $     41,355                $ 292,533
                           ================================================               ==========


Notes to Schedule III:

(1)  Net investment income is allocated to insurance segments based upon a combination of premium cash flow and equity data.  Other operating expenses include expenses directly related to the segments and expenses allocated to the segments based on historical usage factors.

(2)  Includes other property and casualty insurance and accident and health ($2,237, $2,738 and $2,178 for 1998, 1997 and 1996, respectively) insurance.




                                         THE MIDLAND COMPANY AND SUBSIDIARIES

                                              Schedule IV - Reinsurance
                                 For the Years Ended December 31, 1998, 1997 and 1996



   Column A                           Column B          Column C         Column D         Column E          Column F

                                                        Ceded to           Assumed                         Percentage of
                                        Gross             Other          from Other            Net        Amount Assumed
                                       Amount           Companies         Companies          Amount           to Net
                                     -----------------------------------------------------------------------------------
1998
----

Life Insurance in Force              $416,892,000      $167,412,000      $ 1,895,000      $251,375,000            0.8%
                                     ===================================================================================

Insurance Premiums and
  Other Considerations:
    Life and Health Insurance        $  9,712,000      $  3,520,000      $   235,000      $  6,427,000            3.7%
    Property & Liability Insurance    394,166,000        60,573,000       35,458,000       369,051,000            9.6%
                                     -----------------------------------------------------------------------------------
      Total Premiums                 $403,878,000      $ 64,093,000      $35,693,000      $375,478,000            9.5%
                                     ===================================================================================

1997
----

Life Insurance in Force              $371,298,000      $170,668,000                       $200,630,000            0.0%
                                     ===================================================================================

Insurance Premiums and
  Other Considerations:
    Life and Health Insurance        $  9,761,000      $  4,371,000      $   214,000      $  5,604,000            3.8%
    Property & Liability Insurance    375,967,000        98,406,000       27,994,000       305,555,000            9.2%
                                     -----------------------------------------------------------------------------------
      Total Premiums                 $385,728,000      $102,777,000      $28,208,000      $311,159,000            9.1%
                                     ===================================================================================

1996
----

Life Insurance in Force              $327,473,000      $163,604,000      $ 5,730,000      $169,599,000            3.4%
                                     ===================================================================================

Insurance Premiums and
  Other Considerations:
    Life and Health Insurance        $  7,813,000      $  4,072,000      $ 1,004,000      $  4,745,000           21.2%
    Property & Liability Insurance    347,259,000        92,674,000       21,284,000       275,869,000            7.7%
                                     -----------------------------------------------------------------------------------
      Total Premiums                 $355,072,000      $ 96,746,000      $22,288,000      $280,614,000            7.9%
                                     ===================================================================================


                     THE MIDLAND COMPANY AND SUBSIDIARIES


                Schedule V - Valuation and Qualifying Accounts
             For the Years Ended December 31, 1998, 1997 and 1996


                                            ADDITIONS
                                             CHARGED
                              BALANCE AT  (CREDITED) TO                 BALANCE
                              BEGINNING     COSTS AND    DEDUCTIONS     AT END
DESCRIPTION                   OF PERIOD     EXPENSES     (ADDITIONS)   OF PERIOD
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998:

  Allowance For Losses         $ 753,000    $ 176,000   $ 176,000 (1)  $ 753,000


YEAR ENDED DECEMBER 31, 1997:

  Allowance For Losses         $ 799,000    $ 184,000   $ 230,000 (1)  $ 753,000


YEAR ENDED DECEMBER 31, 1996:

  Allowance For Losses         $ 863,000    $ (50,000)  $  14,000 (1)  $ 799,000


NOTES:
(1) Accounts written off are net of recoveries.


                                  THE MIDLAND COMPANY AND SUBSIDIARIES

             Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations
                          For the Years Ended December 31, 1998, 1997 and 1996
                                           (Amounts in 000's)


  Column A             Column B       Column C      Column D       Column E       Column F      Column G

                                    Reserves for
                       Deferred    Unpaid Claims    Discount,
Affiliation             Policy       and Claim       if any,                                       Net
with                  Acquisition    Adjustment    Deducted in     Unearned        Earned      Investment
Registrant               Costs        Expenses      Column C       Premiums       Premiums       Income
----------------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Subsidiaries

1998                  $   59,736    $  121,154     $    -        $  236,171     $  369,051     $   22,468
                      ===========   ===========    ==========    ===========    ===========    ===========

1997                  $   52,198    $  116,898     $    -        $  222,530     $  305,555     $   20,018
                      ===========   ===========    ==========    ===========    ===========    ===========

1996                  $   42,308    $   92,940     $    -        $  190,071     $  275,869     $   17,161
                      ===========   ===========    ==========    ===========    ===========    ===========


                       Column H                     Column I       Column J       Column K

                             Claims and
                                Claim
                              Adjustment
                               Expenses           Amortization
                               Incurred            of Deferred   Paid Claims
Affiliation                   Related to             Policy       and Claim
with                    Current        Prior       Acquisition    Adjustment      Premiums
Registrant               Year          Years          Costs        Expenses       Written
-------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Subsidiaries

1998                  $  208,811    $  (2,120)     $  100,190    $  200,325     $  391,770
                      ===========   ==========     ===========   ===========    ===========

1997                  $  163,035    $   5,230      $   77,100    $  151,148     $  342,711
                      ===========   ==========     ===========   ===========    ===========

1996                  $  166,554    $   3,771      $   79,100    $  153,253     $  290,355
                      ===========   ==========     ===========   ===========    ===========

                                       22