Form 10-Q
period 1999-03-31
MIDLAND CO
filed 1999-05-07
CIK 66025

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended _________March 31, 1999_________________________

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_____________________________

Commission file number _________________________1-6026_________________________

_____________________________The Midland Company_______________________________
            (Exact name of registrant as specified in its charter)


________Incorporated in Ohio__________________  ____________31-0742526_________
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
        or organization)                                   No.)


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

	The number of common shares outstanding as of March 31, 1999 was 9,515,249.

                        PART I. FINANCIAL INFORMATION
                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                               Amounts in 000's

                                                         (Unaudited)
                                                          March 31,   Dec. 31,
                           ASSETS                           1999        1998
                                                         ----------  ----------
MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $429,933 at March 31, 1999 and
    $443,975 at December 31, 1998)                       $ 435,238   $ 453,422
  Equity (cost, $39,664 at March 31, 1999 and
    $37,736 at December 31, 1998)                          136,201     136,748
                                                         ----------  ----------
    Total                                                  571,439     590,170
                                                         ----------  ----------

CASH                                                         4,878       3,687
                                                         ----------  ----------

RECEIVABLES:
  Accounts receivable                                       59,112      60,094
  Less allowance for losses                                    753         753
                                                         ----------  ----------
    Net                                                     58,359      59,341
                                                         ----------  ----------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                              35,528      33,955
                                                         ----------  ----------

PROPERTY, PLANT AND EQUIPMENT - AT COST                    114,120     114,466
  Less accumulated depreciation and amortization            48,069      46,629
                                                         ----------  ----------
    Net                                                     66,051      67,837
                                                         ----------  ----------

OTHER REAL ESTATE - NET                                      8,700       8,700
                                                         ----------  ----------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                 68,102      63,962
                                                         ----------  ----------

OTHER ASSETS                                                 9,373       9,568
                                                         ----------  ----------

   TOTAL ASSETS                                          $ 822,430   $ 837,220
                                                         ==========  ==========


See notes to consolidated financial statements.

                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                               Amounts in 000's

                                                          (Unaudited)
                                                           March 31,  Dec. 31,
     LIABILITIES & SHAREHOLDERS' EQUITY                     1999        1998
                                                         ----------  ----------
UNEARNED INSURANCE PREMIUMS                              $ 259,054   $ 255,115
                                                         ----------  ----------

INSURANCE LOSS RESERVES                                    125,893     125,496
                                                         ----------  ----------

INSURANCE COMMISSIONS PAYABLE                               18,504      20,272
                                                         ----------  ----------
FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                  10,326      14,624
                                                         ----------  ----------

LONG-TERM DEBT                                              53,706      54,563
                                                         ----------  ----------
OTHER NOTES PAYABLE:
  Banks                                                      7,000      15,000
  Commercial paper                                           6,742       6,522
                                                         ----------  ----------
    Total                                                   13,742      21,522
                                                         ----------  ----------

DEFERRED FEDERAL INCOME TAX                                 36,976      39,305
                                                         ----------  ----------

OTHER PAYABLES AND ACCRUALS                                 53,225      57,491
                                                         ----------  ----------

COMMITMENTS AND CONTINGENCIES                                 -           -
                                                         ----------  ----------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 9,515 shares
    at March 31, 1999 and 9,352 shares at
    December 31, 1998 after deducting treasury stock
    of 1,413 shares and 1,576 shares, respectively)            911         911
  Additional paid-in capital                                17,385      15,947
  Retained earnings                                        185,615     178,398
  Accumulated other comprehensive income                    66,217      70,507
  Treasury stock - at cost                                 (15,097)    (15,293)
  Unvested restricted stock awards                          (4,027)     (1,638)
                                                         ----------  ----------
    Total                                                  251,004     248,832
                                                         ----------  ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 822,430   $ 837,220
                                                         ==========  ==========


See notes to consolidated financial statements.

                             THE MIDLAND COMPANY
                               AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    Amounts in 000's except per share data


                                                            1999        1998
                                                         ----------  ----------
REVENUES:
  Insurance:
    Premiums earned                                      $  98,137   $  90,479
    Net investment income                                    6,071       5,842
    Net realized investment gains                            1,070       1,039
    Other insurance income                                     746         485
  Transportation                                             7,927       9,237
  Other                                                        133         155
                                                         ----------  ----------
    Total                                                  114,084     107,237
                                                         ----------  ----------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses                     48,382      48,121
    Commissions and other policy acquisition cost           30,005      25,513
    Operating and administrative expenses                   14,867      14,855
  Transportation operating expenses                          7,688       8,150
  Interest expense                                           1,062       1,257
  Other operating and administrative expenses                  995         757
                                                         ----------  ----------
    Total                                                  102,999      98,653
                                                         ----------  ----------

INCOME BEFORE FEDERAL INCOME TAX                            11,085       8,584
                                                         ----------  ----------

PROVISION FOR FEDERAL INCOME TAX                             3,225       2,544
                                                         ----------  ----------

   NET INCOME                                            $   7,860   $   6,040
                                                         ==========  ==========

BASIC EARNINGS PER SHARE
  OF COMMON STOCK                                        $    0.86   $    0.67
                                                         ==========  ==========

DILUTED EARNINGS PER SHARE
  OF COMMON STOCK                                        $    0.83   $    0.64
                                                         ==========  ==========

CASH DIVIDENDS PER SHARE
  OF COMMON STOCK - DECLARED                             $   .0675   $   .0625
                                                         ==========  ==========

See notes to consolidated financial statements.


                                         THE MIDLAND COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY
                            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited)
                                                   Amounts in 000's

                                                             Accumulated              Unvested
                                       Additional           Other Compre-            Restricted               Compre-
                               Common   Paid-In    Retained    hensive   Treasury       Stock                 hensive
                                Stock   Capital    Earnings    Income      Stock       Awards       Total     Income
                            -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997      $911    $15,359    $153,797    $44,123   $(14,704)    $(2,460)    $197,026
 Comprehensive income:
  Net income                                          6,040                                          6,040    $ 6,040
   Increase in unrealized gain
    on marketable securities,
    net of related income tax
    effect of $2,174                                             4,037                               4,037      4,037
                                                                                                              --------
     Total comprehensive income                                                                               $10,077
                                                                                                              ========
 Purchase of treasury stock, net             32                              (642)                    (610)
 Cash dividends declared                               (581)                                          (581)
 Exercise of stock options                   (7)                               28                       21
 Amortization and cancellation of
  unvested restricted stock awards          (30)                              (51)        229          148
                            -------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1998         $911    $15,354    $159,256    $48,160   $(15,369)    $(2,231)    $206,081
                            ===============================================================================

BALANCE, DECEMBER 31, 1998      $911    $15,947    $178,398    $70,507   $(15,293)    $(1,638)    $248,832
 Comprehensive income:
  Net income                                          7,860                                          7,860    $ 7,860
   Decrease in unrealized gain
   on marketable securities,
   net of related income tax
   effect of $(2,329)                                           (4,290)                             (4,290)    (4,290)
                                                                                                              --------
    Total comprehensive income                                                                                $ 3,570
                                                                                                              ========
 Purchase of treasury stock, net             64                            (2,368)                  (2,304)
 Cash dividends declared                               (643)                                          (643)
 Exercise of stock options                  (37)                            1,297                    1,260
 Restricted stock awards                  1,411                             1,267      (2,678)          -
 Amortization and cancellation of
  unvested restricted stock awards                                                        289          289
                            -------------------------------------------------------------------------------

BALANCE, MARCH 31, 1999         $911    $17,385    $185,615    $66,217   $(15,097)    $(4,027)    $251,004
                            ===============================================================================

See notes to consolidated financial statements.


                     THE MIDLAND COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                Amounts in 000's

                                                            1999        1998
                                                         ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   7,860   $   6,040
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            2,180       2,111
    Net realized investment gains                           (1,070)     (1,039)
    Decrease in other accounts payable and accruals         (4,324)     (1,242)
    Decrease in funds held under reinsurance
      agreements and reinsurance payables                   (4,298)     (2,255)
    Increase in deferred insurance policy acquisition
      costs                                                 (4,140)     (1,217)
    Increase (decrease) in unearned insurance premiums       3,939      (4,031)
    Decrease in insurance commissions payable               (1,768)     (3,020)
    Decrease (increase) in reinsurance recoverables and
      prepaid reinsurance premiums                          (1,573)      5,166
    Decrease in net accounts receivable                        982       1,755
    Increase in insurance loss reserves                        397       6,599
    Decrease (increase) in other assets                        195        (133)
    Other-net                                                1,002         475
                                                         ----------  ----------

      Net cash provided by provided by
        operating activities                                  (618)      9,209
                                                         ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                        (32,097)    (48,030)
  Sale of marketable securities                             18,650      24,883
  Decrease in cash equivalent marketable securities         15,369      24,511
  Maturity of marketable securities                         10,292      10,887
  Acquisition of property, plant and equipment                (296)     (2,223)
  Sale of property, plant and equipment                        120          88
                                                         ----------  ----------

      Net cash used in investing activities                 12,038      10,116
                                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings                     (7,780)    (19,644)
  Net treasury stock transactions                           (1,007)       (582)
  Repayment of long-term debt                                 (747)       (874)
  Dividends paid                                              (585)        -
  Payment of capitalized lease obligations                    (110)       (100)
                                                         ----------  ----------

      Net cash used in financing activities                (10,229)    (21,200)
                                                         ----------  ----------

NET INCREASE (DECREASE) IN CASH                              1,191      (1,875)

CASH AT BEGINNING OF PERIOD                                  3,687       5,277
                                                         ----------  ----------

CASH AT END OF PERIOD                                    $   4,878   $   3,402
                                                         ==========  ==========

See notes to consolidated financial statements.

                     THE MIDLAND COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                MARCH 31, 1999



1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1998 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

Certain reclassifications (minor in nature) have been made to the 1998 amounts to conform to 1999 classifications.


2.      THREE-FOR-ONE STOCK SPLIT
On April 9, 1998, the Company approved a three-for-one stock split effective May 21, 1998 for holders of record on April 30, 1998. Accordingly, data related to the Company's common stock (number of shares, average shares outstanding, earnings per share and dividends per share) were adjusted for the period ended March 31, 1998 to reflect the impact of this stock split.


3.	EARNINGS PER SHARE
Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000's):

                                        For Basic EPS   For Diluted EPS
                                        -------------   ---------------
Three months ended March 31:

        1999                                9,098           9,439
                                            =====           =====

        1998                                8,994           9,374
                                            =====           =====


4.	INCOME TAXES
The federal income tax provisions for the three-month periods ended March 31, 1999 and 1998 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

                                                  1999            1998
                                                -------         -------
Federal income tax at statutory rate            $3,880          $3,005
Tax effect of:
  Tax exempt interest and
    excludable dividend income                    (737)           (451)
  Other - net                                       82             (10)
                                                -------         -------
     Provision for federal income tax           $3,225          $2,544
                                                =======         =======

                     THE MIDLAND COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)


5.	SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $1.0 million and $1.2 million in the first three months of 1999 and 1998, respectively. The Company paid no income taxes during the first three months of 1999 and received a tax refund of $1.4 million during the first three months of 1998. In February, 1999, the Company issued 119,500 shares of treasury stock under a restricted stock award program that decreased treasury stock by approximately $1.3 million and also increased paid-in capital by approximately $1.4 million.


6.      SEGMENT DISCLOSURES
Since the Company's annual report for 1998, there have been no changes in reportable segments or the manner in which the Company determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 1999 and 1998 is as follows (000's):

                               Three Months                  Three Months
                           Ended March 31, 1999          Ended March 31, 1998
                     ----------------------------    --------------------------
                               Revenues-                     Revenues-
                       Total   External   Pre-Tax    Total   External   Pre-Tax
                       Assets  Customers  Income     Assets  Customers  Income
                     --------  ---------  -------    ------  ---------  -------
Reportable Segments:
 Insurance:
  Manufactured housing    n/a  $68,768    $ 9,670       n/a  $60,387    $ 9,889
  Other                   n/a   30,115      3,346       n/a   30,577      1,664
  Unallocated        $743,618     -          (320) $668,303     -        (2,305)
 Transportation        35,462    7,927        171    41,409    9,237      1,218
 Corporate and all
  other                                    (1,782)                       (1,882)
                                          --------                      --------
                                          $11,085                       $ 8,584
                                          ========                      ========

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments ("n/a" above) by the Company.


7.      NEW ACCOUNTING STANDARDS
The Fianancial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities", must be adopted by the Company effective with the first quarter of 2000. The Company is currently evaluating the impact of adoption of SFAS 133.

                        INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Midland
Company and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


s/Deloitte & Touche LLP
-----------------------
Deloitte & Touche LLP
Cincinnati, Ohio

April 12, 1999

                     THE MIDLAND COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	A detailed discussion of the Company's liquidity and capital resources is included in the 1998 Annual Report on Form 10-K. Except as discussed below, no material changes have taken place since that date and, accordingly, the discussion is not repeated herein.

RESULTS OF OPERATIONS

Insurance
---------

Pre-Tax Income

        For the Company's insurance subsidiary, American Modern Insurance Group, Inc. (AMIG), pre-tax income amounted to $12.7 million for the first quarter of 1999 compared to $9.2 million for the first quarter of 1998.

Insurance Premiums

        AMIG's direct and assumed written premiums generated from AMIG's property and casualty and life insurance operations increased 3.2% in the first quarter to $106.6 million from $103.3 million for the same quarter of 1998. Net earned premiums for the first quarter increased 8.5% to $98.1 million from $90.5 million for the comparable quarter in 1998. The primary factor contributing to the growth in direct and assumed written premiums was continued volume increases in manufactured home and related coverages insurance premium. Manufactured home and related coverages direct and assumed written premium increased to $70.4 million from $68.7 million for the same quarter of 1998. The increase in net earned premiums is primarily the result of both the growth in written premium and the Company's decision to cede less written business to reinsurers.

Investment Income and Realized Capital Gains

	AMIG's net investment income (before taxes and excluding capital gains) increased by approximately 3.9% to $6.1 million in the first quarter of 1999 from $5.8 million for the first quarter of 1998. The increase in investment income was primarily the result of the continued growth of AMIG's investment portfolio which resulted, inpart, from the investment of positive cash flow from underwriting activities.

        AMIG's after-tax net realized capital gains were approximately $0.7 million, or $0.07 per share (diluted) for the first quarters of 1999 and 1998.

Losses and Loss Adjustment Expenses

        AMIG's losses and loss adjustment expenses in the first quarter of 1999 and 1998 were $48.4 million and $48.1 million, respectively. These expenses were consistent from year-to-year primarily because of fewer weather related catastrophes in 1999 ($4.2 million pre-tax) compared to 1998 ($5.9 million pre-tax). Excluding catastrophe losses, the property and casualty combined ratio for the first quarter was 90.2% vs. 88.5% for the first quarter of 1998.

Commissions, Other Policy Acquisition Costs and Other Operating and Administration Expenses

        AMIG's commissions, other policy acquisition costs and other operating and administrative expenses for the first quarter increased 11.1% to $44.9 million from $40.4 million for the first quarter of 1998. These increases are due primarily to the continued growth in net earned premiums including the effects of less offsets for ceded commission income as a result of the decision to cede less insurance premiums to reinsurers.

Overall Underwriting Results

        AMIG's property and casualty operations generated a pre-tax underwriting income of $5.3 million for the first quarter of 1999 compared to a pre-tax underwriting income of $4.2 million for the same quarter of 1998. For the current quarter, AMIG's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 94.5% vs. 95.2% a year ago.


Transportation
--------------

        For the quarter, the Company's transportation subsidiary, M/G Transport (M/G), reported pre-tax revenue of $7.9 million compared with $9.2 million in the first quarter of 1998 and pre-tax operating profits of $0.2 million vs. $1.2 million. These decreases are the result of lower prices for petroleum products which have affected shipping patterns. Management anticipates that these factors will continue to adversly impact M/G's operating profit for the balance of 1999. Net income from M/G contributed $0.1 million, or $0.01 per share (diluted), in the first quarter of 1999, compared with $0.8 million, or $0.09 per share (diluted), in the first quarter of 1998.

FINANCIAL CONDITION

        Cash flows from sales and maturities of marketable securities were used to decrease the Company's short-term borrowings from year-end 1998. Shareholders' equity increased to $251.0 million at March 31, 1999 from $248.8 million at year-end 1998. This is due to the net income generated in the first quarter of 1999 offset by the decrease in the accumulated other comprehensive income resulting from a decrease in the market value of the Company's investment portfolio. The changes in funds held under reinsurance agreements and reinsurance payables and deferred insurance policy acquisition costs are due to changes in the amounts of insurance premiums ceded to reinsurers under certain reinsurance treaties and the continued growth in written premiums. The decrease in accumulated other comprehensive income (net unrealized gains) also resulted in a decrease in deferred federal income tax.

        Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet the Company's operating cash requirements for the next twelve months. The Company declared $0.6 million in dividends to its shareholders during the first quarter of 1999.

OTHER MATTERS

Comprehensive Income
--------------------

        For the Company, the only difference between net income and comprehensive income is the net change in unrealized gain on marketable securities. Changes in net unrealized gain result from both market conditions and realized gains recognized in a reporting period. For the three-month periods ended March 31, 1999 and 1998, the Company recognized comparable realized gains, as discussed above, and, net of tax effects, a decrease in net unrealized gain of $4.3 million in the first quarter of 1999 and an increase in net unrealized gain of $4.0 million in the first quarter of 1998.

Year 2000 Compliance
--------------------

The Year 2000 Issue

        The Year 2000 Issue arises from the common computer programming convention of using a two digit shorthand to represent a calendar year
(i.e., "99" means 1999). Some computer systems and embedded chips may not recognize the entry "00" as the two digit shorthand for calendar year 2000.
This could lead to erroneous results or, in the worst case, to system shutdowns.

Status of the Company's Response to the Year 2000 Issue

        The Company's information systems professional staff began preparing for the Year 2000 Issue as early as 1992. Since that time, the Company has been upgrading and replacing its computer hardware and software systems. These upgrades and replacements have been driven by non-Year 2000 related business requirements. However, the Company believes that all of its mission-critical, internal computer hardware and software systems are now Year 2000 compliant.

        The Company has developed a comprehensive Year 2000 work plan to deal with the Year 2000 Issue. As of March 31, 1999, the Company, with minor exceptions, had met the schedule established in its Year 2000 Work Plan.

        The Company's Year 2000 Work Plan consists of five phases:
1) awareness; 2) assessment; 3) remediation; 4) testing and
5) implementation. The awareness and assessment phases of the Company's Year 2000 Work Plan are ongoing, but have been substantially completed. Remediation, testing and implementation have been completed for all of the Company's internal mission critical systems.

        During the awareness phase, the Company formed a multi-disciplinary task force to address the Year 2000 Issue, defined the Year 2000 Issue, obtained executive level support, and educated Company personnel, customers, suppliers and policyholders concerning the Year 2000 Issue and its potential affects on the Company. Education efforts are ongoing.

        During the assessment phase the Company collected a comprehensive list of internal items (e.g., computer hardware and software, other equipment with embedded chips, services and products provided by others to the Company, etc.) that might be affected by Year 2000 Issues. The Company also identified critical business relationships that might be affected by the Year 2000 Issue (e.g., customers, vendors, suppliers, etc.). The Company then evaluated these items and business relationships to determine whether they faced Year 2000 Issues and what effect they would have on the Company if they failed due to Year 2000 Issues. The Company continues to try to identify potential Year 2000 Issues.

        During the remediation phase the Company analyzed the items that are affected by Year 2000 Issues, identified problem areas and remediated those items. Similarly, during the remediation phase, the Company is communicating and working with its critical business relationships to help them understand and remediate their Year 2000 Issues.

        During the testing phase the Company thoroughly tested all installed remediation to critical internal systems. Testing included present and forward date testing which simulated critical dates in the Year 2000. The Company believes it has successfully tested all of its critical internal systems and will attempt to verify Year 2000 compliance of its critical business relationships.

        During the implementation phase the Company placed all items that had been remediated and successfully tested into use.

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

Risks

        The Company believes that its internal mission critical computer hardware and software and other mission critical equipment is substantially Year 2000 compliant. The Company believes, based on responses it has received to date, that its significant business partners, including vendors, suppliers (including suppliers of utilities) and customers, will be Year 2000 compliant before December 31, 1999. If the Company's Year 2000 Work Plan has failed to identify or correct Year 2000 Issues in the Company's mission critical computer hardware and software or other equipment, the Company might not be able to communicate with and/or provide services to suppliers, customers and policyholders until corrective measures have been taken. Under such a worst case scenario, the Company might not be able to process policy applications and collect premium revenue or conduct normal operations for some period of time.
If corrective actions cannot be taken in a timely fashion, this could have a material adverse affect on the Company's financial condition or results of operations.

        Sustained Year 2000 failures by certain of the Company's vendors and suppliers (especially suppliers of utility services such as electric and telephone) could have similar consequences for the Company. The Company cannot currently predict the impact of the Year 2000 Issue on its customers. However, sustained Year 2000 failures by customers which, in the aggregate, provide a material portion of the Company's revenues could materially reduce cash flow available to the Company. This, in turn, could have a material adverse affect on the Company's financial condition or results of operations.

Contingency Plans

        The Company has prepared internal Year 2000 contingency plans to deal with business failures in its operations brought about by Year 2000 Issues. Contingency planning includes plans for alternative processing of business from customers who experience disruptions due to the Year 2000 Issue. The Company's internal contingency plan involves invoking existing disaster recovery plans where appropriate. The Company is currently discussing contingency planning with significant customers.

Cost of the Year 2000 Issue

        Based upon currently available information, the Company estimates that the total cost of implementing its Year 2000 Work Plan will be less than $1.0 million. This estimate does not include costs associated with converting the Company's mainframe operating system but does include an allocation of internal costs (i.e. salaries) dedicated to the Year 2000 Work Plan. As discussed above, the migration to the Company's new mainframe system was made, primarily, to address specific business needs rather than to address the Year 2000 Issue. The cost estimate, however, does include all activities undertaken on Year 2000 related matters across the Company including activities pursued as part of all five phases of the Company's Year 2000 Work Plan. Through March 31, 1999, the Company had expended approximately $0.7 million on the Year 2000 Work Plan. The majority of the remaining costs are expected to be directed primarily towards testing and contingency planning activities. These costs have been, and will continue to be, funded through operating cash flow and are expensed generally in the period in which they are incurred.

Private Securities Reform Act of 1995 - Forward Looking Statements Disclosure

        This Report contains forward looking statements. For purposes of this Report, a "Forward Looking Statement", within the meaning of the Securities Reform Act of 1995, is any statement concerning the year 1999 and beyond. The actions and performance of the Company and its subsidiaries could deviate materially from what is contemplated by the forward looking statements contained in this Report. Factors which might cause deviations from the forward looking statements include, without limitations, the following: 1) changes in the laws or regulations affecting the operations of the Company or any of its subsidiaries; 2) changes in the business tactics or strategies of the Company or any of its subsidiaries; 3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the Company or any of its subsidiaries; 4) changing market forces or litigation which necessitate, in Management's judgment, changes in plans, strategy or tactics of the Company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace, Year 2000 related issues or fluctuations in interest rates, any one of which might materially affect the operations of the Company and/or its subsidiaries. Any forward looking statements speaks only as of the date made. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

                         PART II.  OTHER INFORMATION
                     THE MIDLAND COMPANY AND SUBSIDIARIES
                                MARCH 31, 1999

Item 1.	Legal Proceedings
        Reference is made to Item 3 of Registrant's December 31, 1995,
        Form 10-K and to Item 3 of Registrant's December 31, 1998,
        Form 10-K concerning criminal litigation against M/G Transport Services, Inc.(M/G), a subsidiary of Registrant. On April 22, 1999, a three judge panel of the Sixth Circuit Court of Appeals issued an opinion which reversed the earlier ruling of the trial court which had dismissed six of the eight counts against M/G and several counts against individual defendants formerly employed by M/G. All of the verdicts against M/G on the six counts which had been dismissed by the trial court were reinstated by the Court of Appeals. The trial court has not yet set a date for sentencing on the reinstated verdicts. However, during the sentencing phase of the original trial, the probation department recommended total fines of $1,000,000 against M/G for all eight verdicts. M/G has already paid $250,000 in fines on the two counts the trial court did not dismiss. Registrant believes that based upon the original fines proposed by the probation department it has established and maintained adequate accruals related to any additional fines which may be imposed by the trial court and believes that any such fines will not have a material adverse affect on the financial condition or results of operations of Registrant.

Item 2.	Changes in Securities
	None

Item 3.	Defaults Upon Senior Securities
	None

Item 4.	Submission of Matters to a Vote of Security Holders
        At the Company's 1999 annual meeting of Shareholders held on April 8, 1999, the following actions were taken:

        a.) The following persons were elected as members of the Board of Directors to serve until the annual meeting of 2002 and until their successors are chosen and qualified:

                                             Votes                   Broker
                               Votes For   Withheld   Abstentions   Non-Votes
                               ---------   --------   -----------   ---------
            James E. Bushman   7,979,834    17,466         0            0
            James H. Carey     7,978,935    18,385         0            0
            John W. Hayden     7,979,254    18,066         0            0
            Robert W. Hayden   7,979,254    18,066         0            0
            David B. O'Maley   7,979,754    17,566         0            0

        b.) A proposal by the Board of Directors to ratify the appointment of the firm of Deloitte & Touche, LLP, as the Company's independent auditors to conduct the annual audit of the financial statements of the Company for the year ending December 31, 1999, was approved by the Shareholders. The Shareholders cast 7,978,934 votes in favor of this proposal and 3,458 votes against. There were 14,928 abstentions.

        c.) A proposal by the Board of Directors to amend and restate the Company's Code of Regulations was approved by the Shareholders.
            The Shareholders cast 6,058,151 votes in favor of this proposal and 1,125,254 votes against. There were 34,228 abstentions.

Item 5.	Other Information
        None

Item 6.	Exhibits and Reports on Form 8-K
	a.)	Exhibit 3(ii) - Code of Regulations (Amended and Restated)
		Exhibit 15 - Letter re: Unaudited Interim Financial Information
                Exhibit 27 - Financial Data Schedule
        b.)     Reports on Form 8-K - None


                                  SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

						THE MIDLAND COMPANY



Date _________April 12, 1999__________          s/John I. Von Lehman_________
                                                John I. Von Lehman, Executive
                                                Vice President and Chief
                                                Financial Officer