Form 10-Q
period 1999-06-30
MIDLAND CO
filed 1999-08-09
CIK 66025

UNITED STATES

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549

				  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended__________June 30, 1999__________________________

				       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from______________________to_________________________

Commission file number_____________________1-6026______________________________

_____________________________The Midland Company_______________________________
	    (Exact name of registrant as specified in its charter)


	Incorporated in Ohio                                   31-0742526
----------------------------------------------  -------------------------------
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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___ .  No _______.

	The number of common shares outstanding as of June 30, 1999 was 9,534,246.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     JUNE 30, 1999 AND DECEMBER 31, 1998
			       Amounts in 000's


							 (Unaudited)
							   June 30,    Dec. 31,
		ASSETS                                       1999        1998
							  ----------  ----------
MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $434,995 at June 30, 1999 and
    $443,975 at December 31, 1998)                        $ 431,134   $ 453,422
  Equity (cost, $43,620 at June 30, 1999 and $37,736
    at December 31, 1998)                                   137,887     136,748
							  ----------  ----------
    Total                                                   569,021     590,170
							  ----------  ----------

CASH                                                          6,297       3,687
							  ----------  ----------
RECEIVABLES:
  Accounts receivable                                        66,895      60,094
  Less allowance for losses                                     753         753
							  ----------  ----------
    Net                                                      66,142      59,341
							  ----------  ----------
REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                               35,113      33,955
							  ----------  ----------

PROPERTY, PLANT AND EQUIPMENT - AT COST                     114,837     114,466
  Less accumulated depreciation and amortization             49,832      46,629
							  ----------  ----------
    Net                                                      65,005      67,837
							  ----------  ----------

OTHER REAL ESTATE - NET                                       8,700       8,700
							  ----------  ----------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                  73,567      63,962
							  ----------  ----------

OTHER ASSETS                                                 12,611       9,568
							  ----------  ----------

   TOTAL ASSETS                                           $ 836,456   $ 837,220
							  ==========  ==========



See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		     JUNE 30, 1999 AND DECEMBER 31, 1998
			       Amounts in 000's

							 (Unaudited)
							   June 30,    Dec. 31,
LIABILITIES & SHAREHOLDERS' EQUITY                           1999        1998
							  ----------  ----------

UNEARNED INSURANCE PREMIUMS                               $ 273,110   $ 255,115
							  ----------  ----------

INSURANCE LOSS RESERVES                                     130,331     125,496
							  ----------  ----------

INSURANCE COMMISSIONS PAYABLE                                21,273      20,272
							  ----------  ----------
FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                    9,317      14,624
							  ----------  ----------

LONG-TERM DEBT                                               52,890      54,563
							  ----------  ----------
OTHER NOTES PAYABLE:
  Banks                                                       7,000      15,000
  Commercial paper                                            6,179       6,522
							  ----------  ----------
    Total                                                    13,179      21,522
							  ----------  ----------

DEFERRED FEDERAL INCOME TAX                                  32,986      39,305
							  ----------  ----------

OTHER PAYABLES AND ACCRUALS                                  54,849      57,491
							  ----------  ----------

COMMITMENTS AND CONTINGENCIES                                     -           -
							  ----------  ----------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 9,534 shares at
    June 30, 1999 and 9,352 shares at December 31,
    1998 after deducting treasury stock of 1,394 shares
    and 1,576 shares, respectively)                             911         911
  Additional paid-in capital                                 17,372      15,947
  Retained earnings                                         190,184     178,398
  Accumulated other comprehensive income                     58,774      70,507
  Treasury stock - at cost                                  (15,058)    (15,293)
  Unvested restricted stock awards                           (3,662)     (1,638)
							  ----------  ----------
    Total                                                   248,521     248,832
							  ----------  ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 836,456   $ 837,220
							  ==========  ==========

See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
	       FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
	       Amounts in 000's (except per share information)

					     Six-Mos.            Three-Mos.
					 Ended June 30,        Ended June 30,
				     --------------------- ---------------------
					 1999       1998       1999       1998
				     ---------- ---------- ---------- ----------
REVENUES:
  Insurance:
    Premiums earned                  $ 197,974  $ 184,533  $  99,837  $  94,054
    Net investment income               12,272     11,784      6,201      5,942
    Net realized investment gains        1,739      3,268        669      2,229
    Other insurance income               2,100      1,063      1,354        578
  Transportation                        15,558     16,525      7,631      7,288
  Other                                    788        495        655        340
				     ---------- ---------- ---------- ----------
    Total                              230,431    217,668    116,347    110,431
				     ---------- ---------- ---------- ----------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment
     expenses                          103,893    107,796     55,511     59,675
    Commissions and other policy
     acquisition costs                  57,106     51,061     27,101     25,548
    Operating and administrative
     expenses                           31,519     27,658     16,652     12,803
  Transportation operating expenses     14,930     14,327      7,242      6,177
  Interest expense                       2,139      2,521      1,077      1,264
  Other operating and administrative
   expenses                              2,815      1,243      1,820        486
				     ---------- ---------- ---------- ----------
    Total                              212,402    204,606    109,403    105,953
				     ---------- ---------- ---------- ----------

INCOME BEFORE FEDERAL INCOME TAX        18,029     13,062      6,944      4,478

PROVISION FOR FEDERAL INCOME TAX         4,958      3,384      1,733        840
				     ---------- ---------- ---------- ----------

   NET INCOME                        $  13,071  $   9,678  $   5,211  $   3,638
				     ========== ========== ========== ==========

BASIC EARNINGS  PER SHARE
  OF COMMON STOCK                    $    1.43  $    1.07  $    0.57  $    0.40
				     ========== ========== ========== ==========

DILUTED EARNINGS PER SHARE
  OF COMMON STOCK                    $    1.38  $    1.03  $    0.55  $    0.39
				     ========== ========== ========== ==========

CASH DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                    $    .135  $    .125  $  0.0675  $  0.0625
				     ========== ========== ========== ==========

See notes to the consolidated financial statements.


					 THE MIDLAND COMPANY AND SUBSIDIARIES
			     CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY
			     FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
						   Amounts in 000's

							     Accumulated              Unvested
				       Additional           Other Compre-            Restricted               Compre-
			       Common   Paid-In    Retained    hensive   Treasury       Stock                 hensive
				Stock   Capital    Earnings    Income      Stock       Awards       Total     Income
			    --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997      $911    $15,359    $153,797    $44,123   $(14,704)    $(2,460)      $197,026
 Comprehensive income:
  Net income                                          9,678                                            9,678  $  9,678
  Increase in unrealized gain
    on marketable securities,
    net of related income tax
    effect of $3,692                                             6,857                                 6,857     6,857
													      ----------
     Total comprehensive income                                                                               $ 16,535
													      ==========
 Purchase of treasury stock, net            142                            (1,151)                    (1,009)
 Cash dividends declared                             (1,164)                                          (1,164)
 Exercise of stock options                   59                               279                        338
 Amortization and cancellation of
  unvested restricted stock awards          (30)                              (51)        425            344
			    ---------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998          $911    $15,530    $162,311    $50,980   $(15,627)    $(2,035)      $212,070
			    =================================================================================

BALANCE, DECEMBER 31, 1998      $911    $15,947    $178,398    $70,507   $(15,293)    $(1,638)      $248,832
 Comprehensive income:
  Net income                                         13,071                                           13,071  $ 13,071
  Decrease in unrealized gain
    on marketable securities,
    net of related income tax
    effect of $6,319                                           (11,733)                              (11,733)  (11,733)
													      ----------
     Total comprehensive income                                                                               $  1,338
													      ==========
 Purchase of treasury stock, net            115                            (2,604)                    (2,489)
 Cash dividends declared                             (1,285)                                          (1,285)
 Exercise of stock options                  (84)                            1,587                      1,503
 Restricted stock awards                  1,411                             1,267      (2,678)            -
 Amortization and cancellation of
  unvested restricted stock awards          (17)                             (15)         654            622
			    ---------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999          $911    $17,372    $190,184    $58,774   $(15,058)    $(3,662)     $ 248,521
			    =================================================================================

See notes to the consolidated financial statements.


		     THE MIDLAND COMPANY AND SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	       FOR THE SIX-MONTHS ENDED JUNE 30, 1999 AND 1998
			       Amount in 000's

							       1999       1998
							    --------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 13,071  $   9,678
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                              4,542      4,312
    Net realized investment gains                             (1,739)    (3,268)
    Increase in unearned insurance premiums                   17,995      9,560
    Increase in deferred insurance policy acquisition costs   (9,605)    (5,196)
    Increase in net accounts receivable                       (6,348)    (5,777)
    Decrease in funds held under reinsurance
      agreements and reinsurance payables                     (5,307)    (1,825)
    Increase in insurance loss reserves                        4,835     13,815
    Decrease in other accounts payable and accruals           (4,198)    (4,131)
    Decrease (increase) in reinsurance recoverables and
      prepaid reinsurance premiums                            (1,158)     8,527
    Increase (decrease) in insurance commissions payable       1,001     (1,392)
    Decrease (increase) in other assets                          182       (343)
    Other-net                                                    911        (59)
							    --------- ----------

      Net cash provided by operating activities               14,182     23,901
							    --------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                          (76,326)  (106,332)
  Sale of marketable securities                               46,724     64,536
  Maturity of marketable securities                           18,465     19,779
  Decrease in cash equivalent marketable securities           15,578     18,796
  Net cash used in business acquisitions                      (2,636)        -
  Acquisition of property, plant and equipment                (1,414)    (3,183)
  Sale of property, plant and equipment                          181        400
							    --------- ----------

      Net cash provided by (used in) investing activities        572     (6,004)
							    --------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings                       (8,343)   (14,559)
  Repayment of long-term debt                                 (1,673)    (1,947)
  Dividends paid                                              (1,226)      (581)
  Net treasury stock transactions                               (902)      (730)
							    --------- ----------

      Net cash used in financing activities                  (12,144)   (17,817)
							    --------- ----------

NET INCREASE IN CASH                                           2,610         80

CASH AT BEGINNING OF PERIOD                                    3,687      5,277
							    --------- ----------

CASH AT END OF PERIOD                                       $  6,297  $   5,357
							    ========= ==========
See notes to the consolidated financial statements.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
				JUNE 30, 1999



1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1998 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

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

					For Basic EPS   For Diluted EPS
					-------------   ---------------
	Six months ended June 30:
		1999                        9,106           9,437
					    =====           =====

		1998                        9,004           9,403
					    =====           =====

3.      INCOME TAXES
The federal income tax provisions for the three and six-month periods ended June 30, 1999 and 1998 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

					   Six-Mos.               Three-Mos.
					Ended June 30,          Ended June 30,
				      ------------------      ------------------
					1999      1998          1999      1998
				      --------  --------      --------  --------
Federal income tax at statutory rate  $ 6,310   $ 4,572       $ 2,430   $ 1,567
Add (deduct) the tax effect of:
   Tax exempt interest and
    excludable dividend income         (1,523)   (1,013)         (786)     (562)
   Other - net                            171      (175)           89      (165)
				      --------  --------      --------  --------
     Provision for federal income tax $ 4,958   $ 3,384       $ 1,733   $   840
				      ========  ========      ========  ========

		     THE MIDLAND COMPANY AND SUBSIDIARIES
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
				 (Continued)


4.      SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $2.1 million and $2.4 million in the first six months of 1999 and 1998, respectively. The Company paid income taxes of $4.5 million and $3.2 million during the first six months of 1999 and 1998. In February, 1999, the Company issued 119,500 shares of treasury stock under a restricted stock award program that decreased treasury stock by approximately $1.3 million and also increased paid-in capital by approximately $1.4 million.


5.      SEGMENT DISCLOSURES
Since the Company's annual report for 1998, there have been no changes in reportable segments or the manner in which the Company determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 1999 and 1998 is as follows (000's):

				   Six Months                  Three Months
			      Ended June 30, 1999           Ended June 30, 1999
			-------------------------------    ---------------------
				  Revenues-                 Revenues-
			 Total    External    Pre-Tax       External    Pre-Tax
			 Assets   Customers   Income        Customers   Income
			-------- ----------  ----------    ----------  ---------
Reportable Segments:
 Insurance:
  Manufactured housing      n/a   $139,346    $ 20,165      $70,578     $ 9,730
  Other                     n/a     60,728       1,775       30,613        (806)
  Unallocated           $767,140         -        (645)           -        (325)
 Transportation           35,173    15,558         510        7,631         339
 Corporate and all other       -         -      (3,776)           -      (1,994)
					      ---------                 --------
					      $ 18,029                  $ 6,944
					      =========                 ========

				   Six Months                  Three Months
			      Ended June 30, 1998           Ended June 30, 1998
			-------------------------------    ---------------------
				  Revenues-                 Revenues-
			 Total    External    Pre-Tax       External    Pre-Tax
			 Assets   Customers   Income        Customers   Income
			-------- ----------  ----------    ----------  ---------
Reportable Segments:
 Insurance:
  Manufactured housing      n/a   $124,280    $ 14,285      $63,893     $ 3,698
  Other                     n/a     61,316       2,237       30,739       1,271
  Unallocated           $698,587         -      (2,652)           -        (347)
 Transportation           40,355    16,525       2,447        7,288       1,229
 Corporate and all other       -         -      (3,255)           -      (1,373)
					       --------                 --------
					       $13,062                  $ 4,478
					       ========                 ========

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments ("n/a" above) by the Company.


6.      NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", must (as modified by SFAS 137) be adopted by the Company effective with the first quarter of 2001. The Company is currently evaluating the impact of adoption of SFAS 133.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of June 30, 1999, and the related consolidated statements of income for the three-month and six-month periods ended
June 30, 1999 and 1998 and of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



s/Deloitte & Touche LLP
Deloitte & Touche LLP
Cincinnati, Ohio

July 15, 1999

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

RESULTS OF OPERATIONS

Insurance

Insurance Premiums

	Direct and assumed written premiums generated from American Modern Insurance Group's (AMIG) property and casualty and life insurance operations increased 3.5% in the second quarter to $129.2 million from $124.8 million for the same quarter of 1998. Net earned premiums for the second quarter increased 6.1% to $99.8 million from $94.1 million for the comparable quarter in 1998. On a year-to-date basis, direct and assumed written premiums generated by AMIG's insurance operations increased 3.4% to $235.8 million from $228.1 million for the same six-month period in 1998. Year-to-date net earned premiums increased 7.3% to $198.0 million from $184.5 million for 1998. The disparity in growth rates between direct and assumed written premiums and net earned premiums for the periods presented was due primarily to AMIG's decision to cede less business to its reinsurers in 1999 compared to 1998.

	The growth in direct and assumed written premiums for the periods presented is primarily the result of continued volume increases in manufactured home and related coverages insurance premium. Manufactured home and related coverages direct and assumed written premium generated in the second quarter increased 7.2% to $84.9 million from $79.2 million for the same quarter of 1998. On a year-to-date basis, manufactured home and related coverages direct and assumed written premium increased 5.0% to $155.3 million from $148.0 million. Volume decreases in the production of certain other specialty and discontinued property and casualty insurance programs for the three and six-month periods ended June 30, 1999 partially offset the increases in manufactured home and related coverages premiums. Direct and assumed written premiums of all other property and casualty specialty insurance products collectively decreased 6.3% to $40.5 million for the second quarter of 1999 from $43.2 million for the same
quarter in 1998.   On a year-to-date basis, direct and assumed written premiums of all other specialty insurance products collectively decreased 1.3% to $74.0 million from $75.0 million for the same period in 1998. These volume decreases were due, in part, to AMIG's underwriting strategies relative to improving the profitability of certain specialty insurance programs.

Investment Income and Realized Capital Gains

	AMIG's net investment income (before taxes and excluding capital gains) increased 4.4% to $6.2 million in the second quarter of 1999 from $5.9 million for the second quarter of 1998. On a year-to-date basis, AMIG's net investment income increased 4.1% to $12.3 million from $11.8 million for the same six-month period in 1998. The increase in investment income was primarily the result of the positive cash flow from underwriting activities and the continued growth of AMIG's investment portfolio.

	AMIG's net realized capital gains (after-tax) decreased to $0.4 million, $.05 per share (diluted), for the second quarter, from $1.4 million, $.16 per share (diluted), for the same quarter in 1998. On a year-to-date basis, AMIG's net realized capital gains (after-tax) decreased to $1.1 million, $.12 per share (diluted) from $2.1 million, $.23 per share (diluted) for the same six-month period in 1998.

Losses and Loss Adjustment Expenses

	AMIG's losses and loss adjustment expenses in the second quarter decreased 7.0% to $55.5 million from $59.7 million for the second quarter of 1998. AMIG's weather-related catastrophe losses for the second quarter amounted to $11.3 million on a pre-tax basis compared with $10.7 million for the same quarter of 1998. These losses had an after-tax impact of approximately $.78 per share (diluted) in the second quarter compared to $.74 per share (diluted) in the second quarter of 1998. Excluding catastrophe losses, the property and casualty combined ratio for the second quarter was 86.7% compared to 92.2% for the same quarter in 1998.

	On a year-to-date basis, AMIG's losses and loss adjustment expenses decreased 3.6% to $103.9 million from $107.8 million for the same six-month period of 1998. This decrease is primarily the result of a decrease in the
level of weather-related catastrophe losses.   AMIG's weather-related
catastrophe losses for the first six months of 1999 amounted to $15.5 million on a pre-tax basis compared with $18.2 million for the same period in 1998. These losses had an after-tax impact of approximately $1.07 per share (diluted) in the first six months of 1999 compared to $1.26 per share (diluted) in the same period of 1998. Excluding catastrophe losses, the property and casualty combined ratio for the first six months of 1999 was 88.4% compared to 89.5% for the same period in 1998.

Commissions, Other Policy Acquisition Costs and Other Operating and Administrative Expenses

	AMIG's commissions and other policy acquisition costs and other operating and administrative expenses for the second quarter increased 14.1% to $43.8 million from $38.4 million for the second quarter of 1998. On a year-to-date basis, AMIG's commissions and other policy acquisition costs and other operating and administrative expenses for the first six months increased 12.6% to $88.6 million from $78.7 million for the same six-month period of 1998. These increases are due primarily to the continued growth in net earned premiums coupled with improvements in the underlying loss experience and the level of reinsurance activities.

Property and Casualty Underwriting Results

	AMIG's property and casualty operations generated a pre-tax underwriting income of $1.7 million for the second quarter of 1999 compared to a pre-tax underwriting loss of $(3.5) million for the same quarter of 1998. For the current quarter, AMIG's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 98.3% compared to 103.8% in the second quarter of 1998. On a year-to-date basis, AMIG's property and casualty pre-tax underwriting income increased to $6.9 million from $0.7 million for the six-month period in 1998. AMIG's combined ratio for its property and casualty business was 96.4% for the first six months compared to 99.6% for the same period in 1998.

Transportation

	M/G Transport (M/G), the Company's transportation subsidiary, reported revenues for the second quarter of $7.6 million compared with $7.3 million in the second quarter of 1998. Pre-tax operating profits for the second quarter decreased to $0.3 million from $1.2 million for the same quarter of 1998. On a year-to-date basis, revenues have decreased to $15.6 million from $16.5 million for the same six-month period of the prior year. Pre-tax operating profits for the first six months decreased to $0.5 million from $2.4 million for the same period of 1998. These decreases are primarily the result of lower prices and reduced demand for petroleum coke and barite products that have affected shipping patterns. Management anticipates that these factors will continue to adversely impact M/G's operating profit for the remainder of 1999.


FINANCIAL CONDITION

	Cash flows from operating activities were primarily used to decrease the Company's short-term borrowings from year-end 1998. Shareholders' equity decreased slightly to $248.5 million at June 30, 1999 from $248.8 million at year-end 1998 due primarily to the decrease in accumulated other comprehensive income resulting from a decrease in the market value of the Company's investment portfolio. The decrease in the market value of the investment portfolio is primarily a result of the effect on market values of an increase in interest rates since December 31, 1998. The decrease in net unrealized gains also
resulted in a decrease in deferred federal income tax.   The changes in unearned
insurance premiums, funds held under reinsurance agreements and reinsurance payables and deferred insurance policy acquisition costs are due primarily to changes in the amounts of insurance premiums ceded to reinsurers under certain reinsurance treaties and the continued growth in written premiums.

	Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet the Company's operating cash requirements for the next twelve months. The Company declared $1.3 million in dividends to its shareholders during the first six months of 1999.

OTHER MATTERS

Comprehensive Income

	The only difference between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three and six-month periods ended June 30, 1999 and 1998, such net unrealized gains increased or (decreased), net of related income tax effects, by the following amounts (in thousands):
					    1999           1998
					    ----           ----

Three months ended June 30,              $( 7,443)       $ 2,820
Six months ended June 30,                $(11,733)       $ 6,857

	Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

Acquisitions

	AMIG acquired (for amounts not material to the capital and liquidity of the Company) certain operating assets of several businesses during the second quarter of 1999. Management pursued these acquisitions to afford AMIG the opportunity to expand its service contract, loan facilitation, finance and insurance capabilities.

Year 2000 Compliance

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

	The Company has developed a comprehensive Year 2000 work plan to deal with the Year 2000 Issue. As of June 30, 1999, the Company, with minor exceptions, had met the schedule established in its Year 2000 Work Plan.

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


Risks

	The Company believes that its internal mission critical computer hardware and software and other mission critical equipment is substantially Year 2000 compliant. The Company believes, based on responses to Year 2000 questionnaires it has received to date, that its significant business partners, including vendors, suppliers (including suppliers of utilities) and customers, will be Year 2000 compliant before December 31, 1999. If the Company's Year 2000 Work Plan has failed to identify or correct Year 2000 Issues in the Company's mission critical computer hardware and software or other equipment, the Company might not be able to communicate with and/or provide services to suppliers, customers and policyholders until corrective measures have been taken. Under such a worst case scenario, the Company might not be able to process policy applications and collect premium revenue or conduct normal operations for some period of time. If corrective actions cannot be taken in a timely fashion, this could have a material adverse affect on the Company's financial condition or results of operations.

	Sustained Year 2000 failures by certain of the Company's vendors and suppliers (especially suppliers of utility services such as electric and telephone) could have similar consequences for the Company. The Company can not currently predict the impact of the Year 2000 Issue on its customers. However, sustained Year 2000 failures by customers which, in the aggregate, provide a material portion of the Company's revenues could materially reduce cash flow available to the Company. This, in turn, could have a material adverse affect on the Company's financial condition or results of operations.

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

Cost of the Year 2000 Issue

	Based upon currently available information, the Company estimates that the total cost of implementing its Year 2000 Work Plan will be less than $1.0
million.   This estimate does not include costs associated with converting the
Company's mainframe operating system but does include an allocation of internal costs (such as salaries) dedicated to the Year 2000 Work Plan. As discussed above, the migration to the Company's new mainframe system was made, primarily, to address specific business needs rather than to address the Year 2000 Issue. The cost estimate, however, does include all activities undertaken on Year 2000 related matters across the Company including activities pursued as part of all five phases of the Company's Year 2000 Work Plan. Through June 30, 1999, the Company had expended approximately $0.8 million on the Year 2000 Work Plan.
The majority of the remaining costs are expected to be directed primarily towards testing and contingency planning activities. These costs have been, and will continue to be, funded through operating cash flow and are expensed generally in the period in which they are incurred.

Private Securities Reform Act of 1995 - Forward Looking Statements Disclosure

	This Report contains forward looking statements. For purposes of this Report, a "Forward Looking Statement", within the meaning of the Securities Reform Act of 1995, is any statement concerning the year 1999 and beyond. The actions and performance of the Company and its subsidiaries could deviate materially from what is contemplated by the forward looking statements contained in this Report. Factors which might cause deviations from the forward looking statements include, without limitations, the following: 1) changes in the laws or regulations affecting the operations of the Company or any of its subsidiaries; 2) changes in the business tactics or strategies of the Company or any of its subsidiaries; 3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the Company or any of its subsidiaries; 4) changing market forces or litigation which necessitate, in Management's judgment, changes in plans, strategy or tactics of the Company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace, Year 2000 related issues or fluctuations in interest rates, any one of which might materially affect the operations of the Company and/or its subsidiaries. Any forward looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

			 PART II.  OTHER INFORMATION
		     THE MIDLAND COMPANY AND SUBSIDIARIES
				JUNE 30, 1999

Item 1. Legal Proceedings
	Reference is made to Item 3 of Registrant's December 31, 1995, Form 10-K and to Item 3 of Registrant's December 31, 1998, Form 10-K concerning criminal litigation against M/G Transport Services, Inc. (M/G), a subsidiary of Registrant. On April 22, 1999, a three judge panel of the Sixth Circuit Court of Appeals issued an opinion which reversed the earlier ruling of the trial court which had dismissed six of the eight counts against M/G and several counts against individual defendants formerly employed by M/G. All of the verdicts against M/G on the six counts which had been dismissed by the trial court were reinstated by the Court of Appeals. The trial court has not yet set a date for sentencing on the reinstated verdicts. However, during the sentencing phase of the original trial, the probation department recommended total fines of $1,000,000 against M/G for all eight verdicts. M/G has already paid $250,000 in fines on the two counts the trial court did not dismiss. Registrant believes that based upon the original fines proposed by the probation department, it has established and maintained adequate accruals related to any additional fines which may be imposed by the trial court and believes that any such fines will not have a material adverse affect on the financial condition or results of operations of Registrant.

Item 2. Changes in Securities
	None

Item 3. Defaults Upon Senior Securities
	None

Item 4. Submission of Matters to a Vote of Security Holders
	Results of the Company's 1999 annual meeting of shareholders held on April 8, 1999, were reported in the Form 10-Q Quarterly Report dated April 12, 1999. Among the actions taken at that meeting, the shareholders approved amendments to the Company's Code of Regulations. The amended code of regulations was attached as an exhibit to such Form 10-Q.

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

						THE MIDLAND COMPANY

Date__________July 15, 1999_________            s/John I. Von Lehman
						John I. Von Lehman, Executive
						Vice President and Chief
						Financial Officer