Form 10-Q
period 1999-09-30
MIDLAND CO
filed 1999-11-05
CIK 66025

UNITED STATES

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549

				  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended__________September 30, 1999_____________________

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from____________________to___________________________

Commission file number________________________1-6026___________________________

________________________________The Midland Company____________________________
	 (Exact name of registrant as specified in its charter)


________Incorporated in Ohio_________________   _____________31-0742526________
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
	or organization)                                        No.)


		7000 Midland Boulevard, Amelia, Ohio 45102-2607
		   (Address of principal executive offices)
				  (Zip Code)

				(513) 943-7100
	     (Registrant's telephone number, including area code)

				     N/A
   (Former name, former address and former fiscal year, if changed since last
				    report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___.  No_______.

	The number of common shares outstanding as of September 30, 1999 was 9,530,196.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
			       Amounts in 000's


							  (Unaudited)
							   Sept. 30,   Dec. 31,
		  ASSETS                                     1999        1998
							  ----------  ----------
MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $452,444 at September 30, 1999
    and $443,975 at December 31, 1998)                    $ 447,795   $ 453,422
  Equity (cost, $44,483 at September 30, 1999 and
    $37,736 at December 31, 1998)                           128,291     136,748
							  ----------  ----------
    Total                                                   576,086     590,170
							  ----------  ----------

CASH                                                          5,447       3,687
							  ----------  ----------

RECEIVABLES:
  Accounts receivable                                        69,985      60,094
  Less allowance for losses                                     783         753
							  ----------  ----------
    Net                                                      69,202      59,341
							  ----------  ----------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                               65,141      33,955
							  ----------  ----------

PROPERTY, PLANT AND EQUIPMENT - AT COST                     112,604     114,466
  Less accumulated depreciation and amortization             48,539      46,629
							  ----------  ----------
    Net                                                      64,065      67,837
							  ----------  ----------

OTHER REAL ESTATE - NET                                         -         8,700
							  ----------  ----------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                  79,377      63,962
							  ----------  ----------

OTHER ASSETS                                                 12,664       9,568
							  ----------  ----------

   TOTAL ASSETS                                           $ 871,982   $ 837,220
							  ==========  ==========



See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
		   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
			       Amounts in 000's

							  (Unaudited)
							   Sept. 30,   Dec. 31,
	LIABILITIES & SHAREHOLDERS' EQUITY                   1999        1998
							  ----------  ----------

UNEARNED INSURANCE PREMIUMS                               $ 290,952   $ 255,115
							  ----------  ----------

INSURANCE LOSS RESERVES                                     158,779     125,496
							  ----------  ----------

INSURANCE COMMISSIONS PAYABLE                                21,648      20,272
							  ----------  ----------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                   14,348      14,624
							  ----------  ----------

LONG-TERM DEBT                                               44,921      54,563
							  ----------  ----------

OTHER NOTES PAYABLE:
  Banks                                                       1,000      15,000
  Commercial paper                                            6,406       6,522
							  ----------  ----------
    Total                                                     7,406      21,522
							  ----------  ----------

DEFERRED FEDERAL INCOME TAX                                  28,997      39,305
							  ----------  ----------

OTHER PAYABLES AND ACCRUALS                                  56,966      57,491
							  ----------  ----------

COMMITMENTS AND CONTINGENCIES                                   -           -
							  ----------  ----------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 9,530 shares at
    September 30, 1999 and 9,352 shares at December 31,
    1998 after deducting treasury stock of 1,398 shares and
    1,576 shares, respectively)                                 911         911
  Additional paid-in capital                                 17,441      15,947
  Retained earnings                                         196,790     178,398
  Accumulated other comprehensive income                     51,366      70,507
  Treasury stock - at cost                                  (15,225)    (15,293)
  Unvested restricted stock awards                           (3,318)     (1,638)
							  ----------  ----------

    Total                                                   247,965     248,832
							  ----------  ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 871,982   $ 837,220
							  ==========  ==========


See notes to the consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
	    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
	       Amounts in 000's (except per share information)

					   Nine-Mos.            Three-Mos.
					Ended Sept. 30,       Ended Sept. 30,
				     --------------------- ---------------------
					1999       1998       1999       1998
				     ---------- ---------- ---------- ----------
REVENUES:
  Insurance:
    Premiums earned                  $ 298,152  $ 280,600  $ 100,178  $  96,068
    Net investment income               18,619     17,779      6,347      5,995
    Net realized investment gains        2,564      4,935        825      1,667
    Other insurance income               5,136      1,979      3,036        915
  Transportation                        22,728     24,315      7,170      7,790
  Other                                  1,077        598        289        103
				     ---------- ---------- ---------- ----------
    Total                              348,276    330,206    117,845    112,538
				     ---------- ---------- ---------- ----------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment
     expenses                          158,316    162,555     54,423     54,759
    Commissions and other policy
     acquisition costs                  85,627     76,245     26,934     25,184
    Operating and administrative
     expenses                           47,207     40,879     17,275     13,221
  Transportation operating expenses     21,649     20,928      6,719      7,055
  Interest expense                       3,087      3,759        948      1,238
  Other operating and administrative
   expenses                              4,277      2,510      1,462        813
				     ---------- ---------- ---------- ----------
    Total                              320,163    306,876    107,761    102,270
				     ---------- ---------- ---------- ----------

INCOME BEFORE FEDERAL INCOME TAX        28,113     23,330     10,084     10,268

PROVISION FOR FEDERAL INCOME TAX         7,792      6,353      2,834      2,969
				     ---------- ---------- ---------- ----------

   NET INCOME                        $  20,321  $  16,977  $   7,250  $   7,299
				     ========== ========== ========== ==========

BASIC EARNINGS PER SHARE
  OF COMMON STOCK:                   $    2.23  $    1.88  $    0.80  $    0.81
				     ========== ========== ========== ==========

DILUTED EARNINGS PER SHARE
  OF COMMON STOCK:                   $    2.15  $    1.80  $    0.77  $    0.77
				     ========== ========== ========== ==========

CASH DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                    $   .2025  $   .1875  $  0.0675  $  0.0625
				     ========== ========== ========== ==========

See notes to the consolidated financial statements.


					 THE MIDLAND COMPANY AND SUBSIDIARIES
		       CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY (Unaudited)
				FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
						   Amounts in 000's

							    Accumulated               Unvested
				       Additional            Other Com-              Restricted               Compre-
			       Common   Paid-In    Retained  prehensive  Treasury       Stock                 hensive
				Stock   Capital    Earnings    Income      Stock       Awards       Total     Income
			    --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997      $911    $15,359    $153,797    $44,123   $(14,704)    $(2,460)      $197,026
 Comprehensive income:
  Net income                                         16,977                                           16,977  $ 16,977
  Increase in unrealized gain
   on marketable securities,
   net of related income tax
   effect of $4,784                                              8,884                                 8,884     8,884
													      ---------
    Total comprehensive income                                                                                $ 25,861
													      =========
 Purchase of treasury stock, net            258                            (1,092)                      (834)
 Cash dividends declared                             (1,747)                                          (1,747)
 Exercise of stock options                   58                               286                        344
 Amortization and cancellation of
  unvested restricted stock awards          (32)                              (56)        627            539
			    ---------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998     $911    $15,643    $169,027    $53,007   $(15,566)    $(1,833)      $221,189
			    =================================================================================

BALANCE, DECEMBER 31, 1998      $911    $15,947    $178,398    $70,507   $(15,293)    $(1,638)      $248,832
 Comprehensive income:
  Net income                                         20,321                                           20,321  $ 20,321
  Decrease in unrealized gain
   on marketable securities,
   net of related income tax
   effect of $10,309                                           (19,141)                              (19,141)  (19,141)
													      ---------
    Total comprehensive income                                                                                $  1,180
													      =========
 Purchase of treasury stock, net            191                            (2,765)                    (2,574)
 Cash dividends declared                             (1,929)                                          (1,929)
 Exercise of stock options                  (84)                            1,587                      1,503
 Restricted stock awards                  1,411                             1,267      (2,678)            -
 Amortization and cancellation of
  unvested restricted stock awards          (24)                              (21)        998            953
			    ---------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999     $911    $17,441    $196,790    $51,366   $(15,225)    $(3,318)      $247,965
			    =================================================================================

See notes to the consolidated financial statements.


		     THE MIDLAND COMPANY AND SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
			       Amount in 000's

							      1999       1998
							   ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  20,321  $  16,977
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                              6,845      6,524
    Net realized investment gains                             (2,564)    (4,935)
    Increase in unearned insurance premiums                   35,837     21,614
    Increase in insurance loss reserves                       33,283     13,760
    Decrease (increase) in reinsurance recoverables and
      prepaid reinsurance premiums                           (31,186)    10,367
    Increase in deferred insurance policy acquisition costs  (15,415)    (9,053)
    Increase in net accounts receivable                       (9,408)    (5,568)
    Decrease in other accounts payable and accruals           (2,080)    (3,890)
    Increase (decrease) in insurance commissions payable       1,376       (352)
    Decrease in funds held under reinsurance
      agreements and reinsurance payables                       (276)      (871)
    Decrease (increase) in other assets                          129       (258)
    Other-net                                                  1,951        892
							   ---------- ----------

      Net cash provided by operating activities               38,813     45,207
							   ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                         (113,943)  (182,142)
  Sale of marketable securities                               60,000    124,123
  Maturity of marketable securities                           25,203     30,274
  Decrease in cash equivalent marketable securities           14,713      7,786
  Net cash used in business acquisitions                      (2,636)        -
  Acquisition of property, plant and equipment                (2,521)    (4,216)
  Sale of property, plant and equipment                        8,747        522
							   ---------- ----------

      Net cash used in investing activities                  (10,437)   (23,653)
							   ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings                      (14,116)   (18,277)
  Repayment of long-term debt                                 (9,642)    (2,927)
  Dividends paid                                              (1,871)    (1,163)
  Net treasury stock transactions                               (987)      (548)
							   ---------- ----------

      Net cash used in financing activities                  (26,616)   (22,915)
							   ---------- ----------

NET INCREASE (DECREASE) IN CASH                                1,760     (1,361)

CASH AT BEGINNING OF PERIOD                                    3,687      5,277
							   ---------- ----------

CASH AT END OF PERIOD                                      $   5,447  $   3,916
							   ========== ==========

See notes to the consolidated financial statements.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
			      SEPTEMBER 30, 1999



1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1998 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

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

					    For Basic EPS   For Diluted EPS
					    -------------   ---------------
	Nine months ended September 30:
		1999                            9,110           9,444
						=====           =====

		1998                            9,011           9,410
						=====           =====

3.      INCOME TAXES
The federal income tax provisions for the three and nine-month periods ended September 30, 1999 and 1998 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

					   Nine-Mos.            Three-Mos.
					Ended Sept. 30,       Ended Sept. 30,
				       ------------------    ------------------
					 1999      1998        1999      1998
				       --------  --------    --------  --------
Federal income tax at statutory rate   $ 9,840   $ 8,166     $ 3,530   $ 3,594
Add (deduct) the tax effect of:
   Tax exempt interest and
    excludable dividend income          (2,310)   (1,654)       (787)     (641)
   Other - net                             262      (159)         91        16
				       --------  --------    --------  --------
    Provision for federal income tax   $ 7,792   $ 6,353     $ 2,834   $ 2,969
				       ========  ========    ========  ========

		     THE MIDLAND COMPANY AND SUBSIDIARIES
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
				 (Continued)


4.      SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid interest of $3.1 million and $3.7 million in the first nine months of 1999 and 1998, respectively. The Company paid income taxes of $8.5 million and $4.4 million during the first nine months of 1999 and 1998. In February 1999, the Company issued 119,500 shares of treasury stock under a restricted stock award program that decreased treasury stock by approximately $1.3 million and also increased paid-in capital by approximately $1.4 million.


5.      SEGMENT DISCLOSURES
Since the Company's annual report for 1998, there have been no changes in reportable segments or the manner in which the Company determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 1999 and 1998 is as follows (000's):

				   Nine Months                 Three Months
			      Ended Sept. 30, 1999         Ended Sept. 30, 1999
			 ------------------------------    ---------------------
				  Revenues-                 Revenues-
			 Total    External    Pre-Tax       External    Pre-Tax
			 Assets   Customers   Income        Customers   Income
			-------- ----------  ----------    ----------  ---------
Reportable Segments:
 Insurance:
  Manufactured housing      n/a   $209,203    $ 31,046      $69,857     $10,881
  Other                     n/a     94,089       2,745       33,361         970
  Unallocated          $818,590          -        (895)           -        (250)
 Transportation          36,347     22,728         925        7,170         415
 Corporate and all other      -          -      (5,708)           -      (1,932)
					      ---------                ---------
					      $ 28,113                  $10,084
					      =========                =========

				   Nine Months                 Three Months
			      Ended Sept. 30, 1998         Ended Sept. 30, 1998
			 ------------------------------    ---------------------
				  Revenues-                 Revenues-
			 Total    External    Pre-Tax       External    Pre-Tax
			 Assets   Customers   Income        Customers   Income
			-------- ----------  ----------    ----------  ---------
Reportable Segments:
 Insurance:
  Manufactured housing      n/a   $190,643    $ 23,448      $66,363     $ 9,163
  Other                     n/a     91,940       4,484       30,624       2,247
  Unallocated          $721,331          -      (2,698)           -         (46)
 Transportation          41,096     24,315       3,087        7,790         640
 Corporate and all other      -          -      (4,991)           -      (1,736)
					     ----------                ---------
					      $ 23,330                  $10,268
					     ==========                =========

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

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying consolidated balance sheet of The Midland Company and subsidiaries as of September 30, 1999, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998 and of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Cincinnati, Ohio

October 14, 1999

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

RESULTS OF OPERATIONS

Insurance
---------

Insurance Premiums

	Direct and assumed written premiums generated from AMIG's property and casualty and life insurance operations increased 7.6% in the third quarter to $135.4 million from $125.8 million for the same quarter of 1998. Net earned premiums for the third quarter increased 4.3% to $100.2 million from $96.1
million for the comparable quarter in 1998.   On a year-to-date basis, direct
and assumed written premiums generated by AMIG's insurance operations increased 4.9% to $371.2 million from $353.9 million for the same nine-month period in
1998.   Year-to-date net earned premiums increased 6.3% to $298.2 million from
$280.6 million for 1998. The disparity in growth rates between direct and assumed written premiums and net earned premiums for the periods presented was due primarily to AMIG's decision to cede less business to its reinsurers in 1999 compared to 1998.

	The growth in direct and assumed written premiums for the periods presented is primarily the result of continued volume increases in manufactured home and related coverages insurance premium. Manufactured home and related coverages direct and assumed written premium generated in the third quarter increased 8.6% to $88.2 million from $81.2 million for the same quarter of 1998. On a year-to-date basis, manufactured home and related coverages direct and assumed written premium increased 6.2% to $243.5 million from $229.2 million. Volume decreases in the production of certain other specialty and discontinued property and casualty insurance programs for the three and nine-month periods ended September 30, 1999 partially offset the increases in manufactured home and related coverages premiums. Direct and assumed written premiums of all other property and casualty specialty insurance products collectively decreased 2.2% to $40.6 million for the third quarter of 1999 from $41.5 million for the same
quarter in 1998.   On a year-to-date basis, direct and assumed written premiums of all other specialty insurance products collectively decreased 1.5% to $114.6
million from $116.4 million for the same period in 1998.   These volume
decreases were due, in part, to AMIG's underwriting strategies relative to improving the profitability of certain specialty insurance programs.

Investment Income and Realized Capital Gains

	AMIG's net investment income (before taxes and excluding capital gains) increased 5.9% to $6.3 million in the third quarter of 1999 from $6.0 million for the third quarter of 1998. On a year-to-date basis, AMIG's net investment income increased 4.7% to $18.6 million from $17.8 million for the same nine-month period in 1998. The increase in investment income was primarily the result of investment of positive cash flow from underwriting activities and the continued growth of AMIG's investment portfolio.

	AMIG's net realized capital gains (after-tax) decreased to $0.5 million, $.06 per share (diluted), for the third quarter, from $1.1 million, $.11 per share (diluted), for the same quarter in 1998. On a year-to-date basis, AMIG's net realized capital gains (after-tax) decreased to $1.7 million, $.18 per share (diluted) from $3.2 million, $.34 per share (diluted) for the same nine-month period in 1998.

Losses and Loss Adjustment Expenses

	AMIG's losses and loss adjustment expenses in the third quarter decreased 0.6% to $54.4 million from $54.8 million for the third quarter of 1998. The decrease in losses and loss adjustment expenses is particularly noteworthy given the fact that, in September, AMIG incurred significant losses in several coastal states as a result of wind and flood damage inflicted by Hurricane Floyd. The net loss attributable to Hurricane Floyd was approximately $2.1 million, $.22 per share (diluted), after considering the reinsurer's share of more than $30 million, reinstatement premiums, taxes and other items.
AMIG's total weather-related catastrophe losses (net of reinsurance recoveries) for the third quarter amounted to $5.0 million on a pre-tax basis compared with $7.6 million for the same quarter of 1998. These losses had an after-tax impact of approximately $.34 per share (diluted) in the third quarter compared to $.53 per share (diluted) in the third quarter of 1998. Excluding catastrophe losses and the related impact of catastrophe reinsurance reinstatement premiums, the property and casualty combined ratio for the third quarter was 88.3% compared to 88.5% for the same quarter in 1998.

	On a year-to-date basis, AMIG's losses and loss adjustment expenses decreased 2.6% to $158.3 million from $162.6 million for the same nine-month period of 1998. This decrease is primarily the result of a decrease in the
level of weather-related catastrophe losses.   AMIG's weather-related
catastrophe losses for the first nine months of 1999 amounted to $19.9 million on a pre-tax basis compared with $25.9 million for the same period in 1998. These losses had an after-tax impact of approximately $1.37 per share (diluted) in the first nine months of 1999 compared to $1.79 per share (diluted) in the same period of 1998. Excluding catastrophe losses and the related impact of catastrophe reinsurance reinstatement premiums, the property and casualty combined ratio for the first nine months of 1999 was 88.6% compared to 89.2% for the same period in 1998.

Commissions, Other Policy Acquisition Costs and Other Operating and Administration Expenses

	AMIG's commissions and other policy acquisition costs and other operating and administrative expenses for the third quarter increased 15.1% to $44.2 million from $38.4 million for the third quarter of 1998. On a year-to-date basis, AMIG's commissions and other policy acquisition costs and other operating and administrative expenses for the first nine months increased 13.4% to $132.8 million from $117.1 million for the same nine-month period of 1998. These increases are due primarily to the continued growth in net earned premiums coupled with improvements in the underlying loss experience and the level of reinsurance activities.

Property and Casualty Underwriting Results

	AMIG's property and casualty operations generated a pre-tax underwriting income of $4.1 million for the third quarter of 1999 compared to $3.2 million for the same quarter of 1998. For the current quarter, AMIG's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 95.8% compared to 96.6% in the third quarter of 1998. On a year-to-date basis, AMIG's property and casualty pre-tax underwriting income increased to $11.1 million from $3.9 million for the nine-month period in 1998. AMIG's combined ratio for its property and casualty business was 96.2% for the first nine months compared to 98.6% for the same period in 1998.

Transportation
--------------

	M/G Transport (M/G), the Company's transportation subsidiary, reported transportation revenues for the third quarter of $7.2 million compared with $7.8 million in the third quarter of 1998. M/G's pre-tax operating profits for the third quarter decreased to $0.4 million from $0.6 million for the same quarter of 1998. On a year-to-date basis, transportation revenues have decreased to $22.7 million from $24.3 million for the same nine-month period of the prior year. M/G's pre-tax operating profits for the first nine months decreased to $0.9 million from $3.1 million for the same period of 1998. These decreases are primarily the result of lower prices and reduced demand for petroleum coke and barite products that have affected shipping patterns.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

	Cash flows from operating and investing activities were used to decrease the Company's short-term borrowings (Other Notes Payable) from year-end 1998. The decrease in long-term debt and other real estate - net was primarily a result of the 1999 third quarter sale of the discontinued sportswear division's former headquarters building. The changes in receivables, deferred insurance policy acquisition costs, and unearned insurance premiums are the result of the continued growth in written premiums generated by AMIG. The increase in reinsurance recoverables and prepaid reinsurance premiums and insurance loss reserves is the direct result of losses incurred in September related to Hurricane Floyd. Shareholders' equity decreased slightly to $248.0 million at September 30, 1999 from $248.8 million at year-end 1998 due primarily to the decrease in accumulated other comprehensive income resulting from a decrease in the market value of the Company's investment portfolio. The decrease in the market value of the investment portfolio is a result of the decrease in the market value of fixed maturity investments from an increase in interest rates since December 31, 1998 and a decrease in the market value of equity securities.

The decrease in accumulated other comprehensive income also resulted in a decrease in deferred federal income tax.

	During the third quarter of 1999, M/G Transport entered into a fifteen year operating lease for 20 new jumbo hopper barges. Aggregate rental payments over the next fifteen years will approximate $8.2 million.

	Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet the Company's operating cash requirements for the next twelve months. The Company declared $1.9 million in dividends to its shareholders during the first nine months of 1999.

OTHER MATTERS

Comprehensive Income
--------------------

	The only difference between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three and nine-month periods ended September 30, 1999 and 1998, such net unrealized gains increased or (decreased), net of related income tax effects, by the following amounts (in thousands):

					     1999         1998

Three months ended September 30           ($ 7,408)      $2,027
Nine months ended September 30            ($19,141)      $8,884

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

	The Company developed a comprehensive Year 2000 work plan to deal with the Year 2000 Issue. As of September 30, 1999, the Company, with minor exceptions, had met the schedule established in its Year 2000 Work Plan.

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

	During the testing phase the Company thoroughly tested all installed remediation to critical internal systems. Testing included present and forward date testing which simulated critical dates in the Year 2000. The Company believes it has successfully tested all of its critical internal systems and will continue to verify Year 2000 compliance of its critical business relationships.

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

Risks

	The Company believes that its internal mission critical computer hardware and software and other mission critical equipment is substantially Year 2000 compliant. The Company believes, based on responses to Year 2000 questionnaires it has received to date, that its significant business partners, including vendors, suppliers (including suppliers of utilities) and customers, will be Year 2000 compliant before December 31, 1999. If the Company's Year 2000 Work Plan has failed to identify or correct Year 2000 Issues in the Company's mission critical computer hardware and software or other equipment, the Company might not be able to communicate with and/or provide services to suppliers, customers and policyholders until corrective measures have been taken. Under such a worst case scenario, the Company might not be able to process policy applications and collect premium revenue or conduct normal operations for some period of time. If corrective actions cannot be taken in a timely fashion, this could have a material adverse effect on the Company's financial condition or results of operations.

	Sustained Year 2000 failures by certain of the Company's vendors and suppliers (especially suppliers of utility services such as electric and telephone) could have similar consequences for the Company. The Company cannot currently predict the impact of the Year 2000 Issue on its customers. However, sustained Year 2000 failures by customers which, in the aggregate, provide a material portion of the Company's revenues could materially reduce cash flow available to the Company. This, in turn, could have a material adverse effect on the Company's financial condition or results of operations.

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

Cost of the Year 2000 Issue

	Based upon currently available information, the Company estimates that the total cost of implementing its Year 2000 Work Plan will be less than $1.0 million. This estimate does not include costs associated with converting the Company's mainframe operating system but does include an allocation of internal costs (such as salaries) dedicated to the Year 2000 Work Plan. As discussed above, the migration to the Company's new mainframe system was made, primarily, to address specific business needs rather than to address the Year 2000 Issue. The cost estimate, however, does include all activities undertaken on Year 2000 related matters across the Company including activities pursued as part of all five phases of the Company's Year 2000 Work Plan. Through September 30, 1999, the Company had expended approximately $0.9 million on the Year 2000 Work Plan. The majority of the remaining costs are expected to be directed primarily towards testing and contingency planning activities. These costs have been, and will continue to be, funded through operating cash flow and are expensed generally in the period in which they are incurred.


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

			 PART II.  OTHER INFORMATION
		     THE MIDLAND COMPANY AND SUBSIDIARIES
			      SEPTEMBER 30, 1999

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

						THE MIDLAND COMPANY

Date_______October 14, 1999_______              /s/John I. Von Lehman
						John I. Von Lehman, Executive
						Vice President and Chief
						Financial Officer