Form 10-K
period 1999-12-31
MIDLAND CO
filed 2000-03-27
CIK 66025

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

				  FORM 10-K

				ANNUAL REPORT

		      Pursuant to Section 13 or 15(d) of
		      the Securities Exchange Act of 1934

		 For the Fiscal Year Ended December 31, 1999

			Commission File Number - 1-6026

			     THE MIDLAND COMPANY

			     Incorporated in Ohio

		I.R.S. Employer Identification No. 31-0742526

			    7000 Midland Boulevard
			    Amelia, Ohio 45102-2607
			     Tel. (513) 943-7100

Securities registered pursuant to Section 12(b) of the Act:

	Common stock - no par value.            -               NASDAQ

Securities registered pursuant to Section 12(g) of the Act:  None.

	Indicate by check mark whether the registrant (1) has filed all other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

	Yes __X_               No_____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

	The aggregate market value of the voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant as of March 20, 2000 was $203,208,000.

	Number of shares of common stock outstanding as of March 20, 2000 -
9,451,517.

		     Documents Incorporated by Reference

	Annual Report to Shareholders for the year ended December 31, 1999 is incorporated by reference into Parts I, II and IV.

	Registrant's Proxy Statement dated March 17, 2000 is incorporated by reference into Parts III and IV.

			     THE MIDLAND COMPANY

				  FORM 10-K

			      DECEMBER 31, 1999


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

Factors which might cause deviations from the forward looking statements include, without limitations, the following: 1) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace, or fluctuations in interest rates; 2) changes in the laws or regulations affecting the operations of the Company or any of its subsidiaries; 3) changes in the business tactics or strategies of the Company or any of its subsidiaries;
4) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the Company or any of its subsidiaries and 5) changing market forces or litigation which necessitate, in management's judgment, changes in plans, strategy or tactics of the Company or its subsidiaries or fluctuations in interest rates, any one of which might materially affect the operations of the Company and/or its subsidiaries.

				    PART I

ITEM 1. Business.
	Incorporated by reference from the inside cover and pages 2 through 17 and 37 and 38 (Note 17) of the Registrant's 1999 Annual Report to Shareholders. The number of persons employed by the Registrant was approximately 980 at December 31, 1999.

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

	The principle reason for differences between the loss and LAE liability reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP") relates to the reporting of reinsurance recoverables as receivables for GAAP purposes and as a reduction in reserves for SAP purposes.

	The following table provides an analysis of changes in loss and LAE reserves for 1999, 1998 and 1997 (net of reinsurance amounts) for the Company. Based on the information available during and at the end of 1999 and 1998, operations were credited $10,178,000 in 1999 and $2,120,000 in 1998, respectively, as a result of a decrease in the estimated amounts needed to settle prior years' claims. Based on information available during and at the end of 1997, operations were charged $5,230,000 in 1997 as a result of increases in such estimates. Such reserve adjustments, which affected reported results of current operations during each of the years, resulted from developed losses from prior years being different than were anticipated when the liability for losses and loss adjustment expense were originally estimated. These development trends have been considered in establishing the current year liabilities.

Changes in Loss and LAE Reserves:
						  (amounts in 000's)
					     1999        1998        1997
					 -----------------------------------

	Balance at January 1              $108,697    $108,334    $ 88,992
	 Less reinsurance recoverables      20,430      26,433      24,208
					 -----------------------------------
	Net balance at January 1            88,267      81,901      64,784
					 -----------------------------------

	Incurred related to:
	 Current year                      211,066     208,811     163,035
	 Prior years                       (10,178)     (2,120)      5,230
					 -----------------------------------
	Total incurred                     200,888     206,691     168,265
					 -----------------------------------

	Paid related to:
	 Current year                      159,045     157,530     113,841
	 Prior years                        40,785      42,795      37,307
					 -----------------------------------
	Total paid                         199,830     200,325     151,148
					 -----------------------------------

	Net balance at
	 December 31                        89,325      88,267      81,901
	 Plus reinsurance recoverables      24,114      20,430      26,433
					 -----------------------------------
	Balance at December 31            $113,439    $108,697    $108,334
					 ===================================

	Analysis of Loss and LAE Reserve Development
	The next table presents the development of the estimated liability for the ten years prior to 1999. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.

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

	The table shows the cumulative redundancy (deficiency) developed with respect to the previously recorded liability for all years as of the end of 1999. For example, the Company's 1992 reserve of $20,405,000 has been re-estimated as of year-end 1999 to be $16,441,000, indicating a redundancy of $3,964,000.

	The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1999, the Company had paid $16,435,000 of the currently estimated $16,441,000 of losses and LAE that had been incurred as of the end of 1992; thus an estimated $6,000 of losses incurred as of the end of 1992 remain unpaid as of the current financial statement date.

	In using this information, it should be noted that this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Each amount in each column includes amounts applicable to the year over the column and all prior years. For example, the amounts included in the 1993 column include amounts related to 1993 and all prior years.

	The Company's reserve development is unfavorable for 1995 and 1996 due to the Company's expansion into certain areas of commercial lines insurance. However, reserve development is favorable for 1997 and 1998 due to a reduction in the aforementioned commercial lines business combined with an overall strengthening of reserves.


			       Analysis of Loss and Loss Adjustment Expense Development
						  (Amounts in 000's)

Year Ended
   December 31           1989     1990     1991     1992     1993     1994     1995     1996     1997     1998     1999
		       -------------------------------------------------------------------------------------------------
Reserve for Unpaid
 Losses, Net of
 Reinsurance           $15,732  $16,570  $19,089  $20,405  $27,744  $37,481  $47,712  $64,784  $81,901  $88,267  $89,325

Net Reserve Re-estimated
  as of:
  One Year Later        15,167   15,492   17,160   18,425   25,668   30,134   51,483   70,014   79,781   78,089
  Two Years Later       15,043   14,859   15,699   18,451   22,686   32,074   53,467   67,310   77,148
  Three Years Later     14,397   13,841   15,202   16,871   21,154   31,880   52,418   66,442
  Four Years Later      13,773   13,929   14,497   16,616   20,966   31,734   51,688
  Five Years Later      13,758   13,663   14,393   16,505   20,688   31,155
  Six Years Later       13,754   13,598   14,373   16,445   20,629
  Seven Years Later     13,722   13,589   14,361   16,441
  Eight Years Later     13,741   13,579   14,354
  Nine Years Later      13,732   13,576
  Ten Years Later       13,727

Net Cumulative
   Redundancy
   (Deficiency)        $ 2,005  $ 2,994  $ 4,735  $ 3,964  $ 7,115  $ 6,326  $(3,976) $(1,658) $ 4,753  $10,178
		       =========================================================================================

Net Cumulative
  Amount of
  Reserve Paid
  Through:
  One Year Later       $11,210  $11,117  $10,937  $11,730  $ 9,684  $19,040  $31,471  $37,307  $42,795  $40,785
  Two Years Later       12,902   12,488   12,685   14,397   18,445   26,471   41,785   51,461   57,677
  Three Years Later     13,355   12,965   13,588   15,923   19,930   29,237   47,434   58,716
  Four Years Later      13,465   13,208   14,171   16,312   20,427   30,425   49,596
  Five Years Later      13,595   13,471   14,307   16,381   20,558   30,770
  Six Years Later       13,689   13,530   14,331   16,420   20,598
  Seven Years Later     13,704   13,550   14,356   16,435
  Eight Years Later     13,703   13,574   14,354
  Nine Years Later      13,727   13,576
  Ten Years Later       13,727

Net Reserve - December 31                         $20,405  $27,744  $37,481  $47,712  $64,784 $ 81,901 $ 88,267 $ 89,325
Reinsurance Recoverables                            2,780    6,220   14,597   13,785   24,208   26,433   20,430   24,114
						  ----------------------------------------------------------------------
Gross Reserve-December 31                         $23,185  $33,964  $52,078  $61,497  $88,992 $108,334 $108,697 $113,439
						  ======================================================================

Net Re-estimated Reserve                          $16,441  $20,629  $31,155  $51,668  $66,442 $ 77,148 $ 78,089
Re-estimated Reinsurance                            2,240    4,625   12,133   14,928   24,828   24,899   18,074
						  -------------------------------------------------------------
Gross Re-estimated Reserve                        $18,681  $25,254  $43,288  $66,596  $91,270 $102,047 $ 96,163
						  =============================================================

Gross Cumulative Redundancy (Deficiency)          $ 4,504  $ 8,710  $ 8,790  $(5,099) $(2,278) $ 6,287 $ 12,534
						  =============================================================

	Reinsurance
	The Company reinsures certain levels of risk with other insurance companies and cedes varying portions of its written premiums to such reinsurers. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. To the Company's knowledge, none of its reinsurers are experiencing financial difficulties. Furthermore, the Company monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The composition of its reinsurers has not changed significantly in recent years. The Company has not experienced any uncollectible reinsurance amounts or coverage disputes with its reinsurers in over ten years. For 1999, the Company decided to cede less business to it reinsurers than in prior years. This was significantly accomplished by a change in a quota share reinsurance contract for manufacturing housing insurance. The related terms were changed, applicable with business written in 1999, from 12.5% of written premium with a maximum of $25 million to 8.0% with the same maximum. At year end, the Company terminated the quota share reinsurance agreement.

	Significant Customer
	As indicated in Note 17 to the Company's 1999 consolidated financial statements, in 1999 and 1998, respectively, revenues (including amounts that are ultimately ceded to reinsurers) from one customer amounted to $64,621,000 and $61,865,000. That customer is Conseco Inc. which merged with Greentree Financial Corporation during 1999.

ITEM 2. Properties.
	The Company owns its 275,000 square foot principal offices located in Amelia, Ohio. The Company's insurance subsidiaries lease office space in Montgomery, Alabama, St. Louis, Missouri, Auburn Hills, Michigan and Grand Rapids, Michigan. The Company's transportation subsidiaries lease offices in Metairie, Louisiana.

ITEM 3. Legal Proceedings.
	Reference is made to Item 3 of the December 31, 1995 Registrant's Form 10-K concerning criminal litigation against M/G Transport Services, Inc. (M/G), a subsidiary of Registrant. On April 22, 1999, a three judge panel of the Sixth Circuit Court of Appeals issued an opinion reversing the earlier ruling of the trial court that dismissed six of the eight counts against M/G and several counts against individual defendants formerly employed by M/G. All of the verdicts against M/G on the six counts that had been dismissed by the trial court were reinstated by the Court of Appeals. On January 20, 2000, M/G was sentenced to a fine of $150,000 and two years probation concerning the 6 reinstated counts. The January 20, 2000 sentencing concluded the case against M/G. Registrant had established and maintained adequate accruals relating to the fines connected with the M/G litigation and such fines did not have a material adverse effect on the financial condition or the results of Registrant's operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.
	None during the fourth quarter.

				   PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters. Incorporated by reference to pages 37 (Note 16) and 40 of the Registrant's 1999 Annual Report to Shareholders. The number of holders of the Company's common stock at December 31, 1999 was approximately 1,530. The Company's common stock is registered on the NASDAQ (MLAN).

ITEM 6. Selected Financial Data.
	Incorporated by reference to pages 18 and 19 of the Registrant's 1999 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
	Incorporated by reference to pages 20 through 25 of the Registrant's 1999 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk Incorporated by reference to page 24 of the Registrant's 1999 Annual Report to Shareholders.

ITEM 8.  Financial Statements and Supplementary Data.
	 Incorporated by reference to pages 26 through 40 of the Registrant's 1999 Annual Report to Shareholders.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
	 None.


				   PART III

ITEM 10. Directors and Executive Officers of the Registrant.
	 Incorporated by reference to the Registrant's Proxy Statement dated March 17, 2000.

	 Executive Officers of the Company -

	 J. P. Hayden, Jr.  - Age 70 - Chairman of the Executive Committee of
					the Board
	 Michael J. Conaton - Age 66 - Vice Chairman of the Company and Vice
					Chairman of the Board
	 J. P. Hayden III   - Age 47 - Chairman of the Board and Chief Operating
					Officer
	 John W. Hayden     - Age 42 - President, Chief Executive Officer and a
					Director
	 John I. Von Lehman - Age 47 - Executive Vice President, Chief Financial
					Officer, Secretary and a Director
	 Paul T. Brizzolara - Age 42 - Senior Vice President and Chief Legal
					Officer
	 W. Todd Gray       - Age 32 - Treasurer

	 The officers listed above have served in the positions indicated for the past five years (except as noted below or in the Company's proxy statement).

	 During 1998, Paul T. Brizzolara was elected Senior Vice President and Chief Legal Officer of The Midland Company. Mr. Brizzolara was previously the Company's Assistant Vice President, Assistant Chief Counsel and Assistant Secretary of The Midland Company and will continue as Assistant Secretary in his new position.

	 Also in 1998, (i) J.P. Hayden III was elected Chairman and Chief Operating Officer of the Company, (ii) John W. Hayden was elected President and Chief Executive Officer, (iii) J.P. Hayden, Jr. was elected Chairman of the Executive Committee of the Board and (iv) Michael J. Conaton was elected Vice Chairman of the Company and Vice Chairman of the Board.

	 During 1997, W. Todd Gray was elected Treasurer. Mr. Gray joined Midland in 1994 and served as Internal Audit Manager and, more recently, Assistant Treasurer. Prior to that he was employed by a national accounting firm.

	 During 1996, J. P. Hayden III and John W. Hayden (formerly Vice Presidents) were elected Senior Executive Vice Presidents. Also in 1996, John I. Von Lehman (formerly Vice President, Treasurer and Chief Financial Officer) was elected Executive Vice President and Chief Financial Officer.

	 J. P. Hayden III and John W. Hayden are brothers and are sons of J.P. Hayden, Jr.

ITEM 11. Executive Compensation.
	 Incorporated by reference to the Registrant's Proxy Statement dated March 17, 2000.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant's Proxy Statement dated March 17, 2000.

ITEM 13. Certain Relationships and Related Transactions.
	 Incorporated by reference to the Registrant's Proxy Statement dated March 17, 2000.

				   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	 (a) 1.    Financial Statements.

		   Incorporated by reference in Part II of this report:
			Independent Auditors' Report.
			Consolidated Balance Sheets, December 31, 1999 and 1998. Consolidated Statements of Income for the Years Ended
			  December 31, 1999, 1998 and 1997.
			Consolidated Statements of Changes in Shareholders'
			  Equity for the Years Ended December 31, 1999, 1998 and 1997.
			Consolidated Statements of Cash Flows for the Years
			  Ended December 31, 1999, 1998 and 1997.
			Notes to Consolidated Financial Statements.

	(a) 2.     Financial Statement Schedules.

		   Included in Part IV of this report:
									    Page
									    ----
		     Independent Auditors' Consent and Report on Schedules.   12
		     Schedule I - Summary of Investments - Other Than
			Investments in Related Parties - December 31, 1999    13
		     Schedule II - Condensed Financial Information of
			Registrant                                         14-18
		     Schedule III - Supplementary Insurance Information
			for the Years Ended December 31, 1999, 1998 and
			1997                                                  19
		     Schedule IV - Reinsurance for the Years Ended
			December 31, 1999, 1998 and 1997                      20
		     Schedule V - Valuation and Qualifying Accounts for the
			Years Ended December 31, 1999, 1998 and 1997          21
		     Schedule VI - Supplemental Information Concerning
			Property-Casualty Insurance Operations for the
			Years Ended December 31, 1999, 1998 and 1997          22

		     All other schedules for which provision is made in the
		   applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions, are inapplicable or the information is included in the financial statements or notes thereto.

									    Page
									    ----
	 (a) 3.    Exhibits.

		    3. Articles of Incorporation and Code of Regulations - Filed as Exhibits 3(i) and 3(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

		   10. The Midland Company 1992 Employee Incentive Stock Plan and The Midland Company Stock Option Plan for Non-Employee Directors and The Midland Company 1972 Stock Options Plan-Incorporated by reference to Registrant's Statement 33-48511 on Form S-8.

		   13. Annual Report to security holders - Incorporated by reference to the Registrant's 1999 Annual Report to Shareholders.

		   21.  Subsidiaries of the Registrant.                       23

		   22. Published Report Regarding Matters Submitted to Vote of Security Holders - Incorporated by Reference to the Registrant's Proxy Statement dated March 17, 2000.

		   23. Independent Auditors' Consent - Included in Consent and Report on Schedules referred to under Item 14(a)2 above.

		   27.  Financial Data Schedule

	 (b)            Reports on Form 8-K - None during 1999.

				  SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						  THE MIDLAND COMPANY

    Signature                             Title                       Date


  S/ J. P. Hayden, III          Chairman of the Board and       March 20, 2000
--------------------------        Chief Operating Officer
(J. P. Hayden, III)


  S/ John W. Hayden             President and                   March 20, 2000
--------------------------        Chief Executive Officer
(John W. Hayden)


  S/ John I. Von Lehman         Executive Vice President,       March 20, 2000
--------------------------        Chief Financial and
(John I. Von Lehman)              Accounting Officer
				  and Secretary

				  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

						  THE MIDLAND COMPANY

    Signature                             Title                       Date

  S/ George R. Baker            Director                        March 20, 2000
--------------------------
   (George R. Baker)

  S/ James E. Bushman           Director and Member             March 20, 2000
--------------------------       of Audit Committee
   (James E. Bushman)

  S/ James H. Carey             Director and Member             March 20, 2000
--------------------------        of Audit Committee
   (James H. Carey)

  S/ Michael J. Conaton         Vice Chairman                   March 20, 2000
--------------------------
   (Michael J. Conaton)

  S/ Jerry A. Grundhofer        Director                        March 20, 2000
--------------------------
   (Jerry A. Grundhofer)

  S/ J. P. Hayden, Jr.          Chairman of the Executive       March 20, 2000
--------------------------        Committee of the Board
   (J. P. Hayden, Jr.)

  S/ J. P. Hayden, III          Chairman and                    March 20, 2000
--------------------------        Chief Operating Officer
   (J. P. Hayden, III)


  S/ John W. Hayden             President and                   March 20, 2000
--------------------------        Chief Executive Officer
   (John W. Hayden)

  S/ Robert W. Hayden           Director                        March 20, 2000
--------------------------
   (Robert W. Hayden)

  S/ William T. Hayden          Director                        March 20, 2000
--------------------------
   (William T. Hayden)

  S/ William J. Keating         Director                        March 20, 2000
--------------------------
   (William J. Keating)

  S/ John R. LaBar              Director                        March 20, 2000
--------------------------
   (John R. LaBar)

  S/ David B. O'Maley           Director                        March 20, 2000
--------------------------
   (David B. O'Maley)

  S/ John M. O'Mara             Director and Member             March 20, 2000
--------------------------        of Audit Committee
   (John M. O'Mara)

  S/ Glenn E. Schembechler      Director and Member             March 20, 2000
--------------------------        and Member Committee
   (Glenn E. Schembechler)


  S/ John I. Von Lehman         Executive Vice President,       March 20, 2000
--------------------------        Chief Financial and
   (John I. Von Lehman)           Accounting Officer,
				  Secretary and Director

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES
-----------------------------------------------------


To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statements
No. 33-64821 on Form S-3 and No. 33-48511 on Form S-8 of The Midland Company of our report dated February 10, 2000, incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 1999.

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


/S/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Cincinnati, Ohio

March 20, 2000


				   THE MIDLAND COMPANY AND SUBSIDIARIES

				   Schedule I - Summary of Investments
				Other than Investments in Related Parties
					    December 31, 1999



	      Column A                                      Column B         Column C          Column D
-----------------------------------------------------------------------------------------------------------
												Amount at
											      Which Shown
											    in the Balance
Type of Investment                                            Cost             Value            Sheet
-----------------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
  Bonds:
    United States Government and government
      agencies and authorities                           $ 91,020,000      $ 90,006,000      $ 90,006,000
    States, municipalities and political subdivisions     171,926,000       168,415,000       168,415,000
    Mortgage-backed securities                             55,269,000        54,092,000        54,092,000
    Foreign governments                                     3,633,000         3,526,000         3,526,000
    Public utilities                                        8,832,000         8,373,000         8,373,000
    All other corporate bonds                             104,173,000       101,721,000       101,721,000
							---------------------------------------------------
	Total                                             434,853,000       426,133,000       426,133,000
							---------------------------------------------------

Equity securities, available-for-sale:
  Common stocks:
    Public utilities                                          732,000           818,000           818,000
    Banks, trusts and insurance companies                   8,629,000        60,682,000        60,682,000
    Industrial, miscellaneous and all other                34,126,000        66,795,000        66,795,000
    Nonredeemable preferred stocks                          2,483,000         2,362,000         2,362,000
							---------------------------------------------------
	Total                                              45,970,000       130,657,000       130,657,000
							---------------------------------------------------

Accrued interest and dividends                              6,740,000         XXXXXXX           6,740,000
							---------------------------------------------------

Mortgage loans on real estate                               8,655,000         XXXXXXX           8,655,000
							---------------------------------------------------

Short-term investments                                     38,674,000         XXXXXXX          38,674,000
							---------------------------------------------------
	Total Investments                                $534,892,000         XXXXXXX        $610,859,000
							===================================================


		      THE MIDLAND COMPANY (Parent Only)


	 Schedule II - Condensed Financial Information of Registrant
		      Condensed Balance Sheet Information
			  December 31, 1999 and 1998


ASSETS                                           1999            1998
					    -------------    -------------

Cash                                        $    148,000     $     96,000
					    -------------    -------------

Marketable Securities Available
   for Sale (at market value):
  Debt Securities (cost, $122,000 in 1999
    and $497,000 in 1998)                        122,000          497,000
  Equity (cost, $342,000 in 1999 and
    $341,000 in 1998)                          2,696,000        3,937,000
					    -------------    -------------
      Total                                    2,818,000        4,434,000
					    -------------    -------------

Receivables - Net                             11,042,000        8,932,000
					    -------------    -------------
Intercompany Receivables                       9,637,000               --
					    -------------    -------------

Property, Plant and Equipment (at cost):      37,315,000       37,314,000
   Less Accumulated Depreciation               7,289,000        5,439,000
					    -------------    -------------
      Net                                     30,026,000       31,875,000
					    -------------    -------------

Other Assets                                   5,558,000       13,562,000
					    -------------    -------------

Investments in Subsidiaries (at equity)      250,179,000      247,569,000
					    -------------    -------------

      Total Assets                          $309,408,000     $306,468,000
					    =============    =============

		      THE MIDLAND COMPANY (Parent Only)

	 Schedule II - Condensed Financial Information of Registrant
		     Condensed Balance Sheet Information
			  December 31, 1999 and 1998


LIABILITIES AND SHAREHOLDERS' EQUITY             1999            1998
					    -------------    -------------

Notes Payable Within One Year:
  Banks (including current portion of
   long-term debt)                          $ 21,297,000     $ 16,710,000
  Commercial Paper                             5,550,000        6,522,000
					    -------------    -------------
      Total                                   26,847,000       23,232,000
					    -------------    -------------

Other Payables and Accruals                    6,634,000        4,664,000
					    -------------    -------------

Intercompany Payables                                 --        3,469,000
					    -------------    -------------

Long - Term Debt                              17,925,000       26,271,000
					    -------------    -------------

Shareholders' Equity:
  Common Stock - No Par (issued and
   outstanding: 9,516,000 shares at
   December 31, 1999 and 9,352,000 shares
   at December 31, 1998 after deducting
   treasury stock of 1,412,000 shares
   and 1,576,000 shares, respectively)           911,000          911,000
  Additional Paid - in Capital                18,583,000       15,947,000
  Retained Earnings                          207,005,000      178,398,000
  Accumulated Other Comprehensive Income      49,388,000       70,507,000
  Treasury Stock (at cost)                   (15,786,000)     (15,293,000)
  Unvested Restricted Stock Awards            (2,099,000)      (1,638,000)
					    -------------    -------------

      Total                                  258,002,000      248,832,000
					    -------------    -------------

      Total Liabilities and
       Shareholders' Equity                 $309,408,000     $306,468,000
					    =============    =============

		      THE MIDLAND COMPANY (Parent Only)


	  Schedule II - Condensed Financial Information of Registrant
		  Condensed Statements of Income Information
	     For the Years Ended December 31, 1999, 1998 and 1997




					    1999          1998          1997
				       ------------- ------------- -------------
Revenues:
 Dividends from Subsidiaries           $  9,000,000  $  3,000,000  $  8,900,000
 All Other Income, Primarily Charges
   to Subsidiaries                        6,359,000     6,934,000     7,746,000
				       ------------- ------------- -------------
     Total Revenues                      15,359,000     9,934,000    16,646,000
				       ------------- ------------- -------------

Expenses:
  Interest Expense                        3,391,000     3,971,000     4,775,000
  Depreciation and Amortization           3,973,000     2,701,000     6,195,000
  All Other Expenses                      1,786,000     2,303,000       833,000
				       ------------- ------------- -------------
      Total Expenses                      9,150,000     8,975,000    11,803,000
				       ------------- ------------- -------------

Income Before Federal Income Tax          6,209,000       959,000     4,843,000
Provision (Credit) for Federal
 Income Tax                              (1,023,000)   (1,023,000)   (1,599,000)
				       ------------- ------------- -------------
Income Before Change in Undistributed
 Income of Subsidiaries                   7,232,000     1,982,000     6,442,000
Change in Undistributed Income
 of Subsidiaries:
  From Continuing Operations             23,947,000    24,950,000    17,925,000
  From Discontinued Operations                  -            -       (6,817,000)
				       ------------- ------------- -------------

      Net Income                       $ 31,179,000  $ 26,932,000  $ 17,550,000
				       ============= ============= =============

		      THE MIDLAND COMPANY (Parent Only)

	 Schedule II - Condensed Financial Information of Registrant
		Condensed Statements of Cash Flows Information
	     For the Years Ended December 31, 1999, 1998 and 1997


					    1999          1998          1997
				       ------------- ------------- -------------
Cash Flows from Operating Activities:
  Net income                           $ 31,179,000  $ 26,932,000  $ 17,550,000
  Loss from discontinued operations           -               -       6,817,000
				       ------------- ------------- -------------
  Income from continuing operations      31,179,000    26,932,000    24,367,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Increase in undistributed income
     of subsidiaries                    (23,947,000)  (24,950,000)  (17,925,000)
    Decrease (increase) in other
     assets                               8,004,000    (1,142,000)   (1,286,000)
    Depreciation and amortization         3,973,000     2,701,000     6,195,000
    Increase in other payables and
     accruals                             2,422,000       153,000     1,575,000
    Decrease (increase) in receivables   (1,170,000)   (1,922,000)      134,000
    Other - net                              19,000       251,000        36,000
				       ------------- ------------- -------------
       Net Cash Provided by
	   Operating Activities          20,480,000     2,023,000    13,096,000
				       ------------- ------------- -------------
Cash Flows from Investing Activities:
  Change in investments (excluding
   unrealized appreciation/
   depreciation)                            373,000     1,943,000    (1,991,000)
  Capital contributions to
   subsidiaries                                 -             -     (12,326,000)
  Acquisition of property, plant and
   equipment                               (279,000)   (1,657,000)   (2,617,000)
  Sale of property, plant and
   equipment and other real
   estate - net                             214,000     5,969,000       535,000
				       ------------- ------------- -------------
     Net Cash Provided by (Used in)
	 Investing Activities               308,000     6,255,000   (16,399,000)
				       ------------- ------------- -------------
Cash Flows from Financing Activities:
  Net change in intercompany accounts   (12,080,000)    2,968,000     7,323,000
  Increase (decrease) in long - term
   debt                                  (8,760,000)   (1,458,000)      948,000
  Increase (decrease) in short - term
   borrowings                             4,028,000    (8,269,000)   (2,909,000)
  Purchase of treasury stock             (3,709,000)   (1,271,000)      (17,000)
  Dividends paid                         (2,515,000)   (1,746,000)   (2,677,000)
  Issuance of treasury stock              2,300,000     1,358,000       604,000
				       ------------- ------------- -------------
       Net Cash Provided by (Used in)
	   Financing Activities         (20,736,000)   (8,418,000)    3,272,000
				       ------------- ------------- -------------
 Net Increase (Decrease) in Cash             52,000      (140,000)      (31,000)

 Cash at Beginning of Year                   96,000       236,000       267,000
				       ------------- ------------- -------------
 Cash at End of Year                   $    148,000  $     96,000  $    236,000
				       ============= ============= =============

		      THE MIDLAND COMPANY (Parent Only)

	 Schedule II - Condensed Financial Information of Registrant
		   Notes to Condensed Financial Information
		For the Years Ended December 31, 1999 and 1998


The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 1999 Annual Report to Shareholders.

Total debt of the Registrant (parent only) consists of the following:


						     DECEMBER 31,
						1999              1998
					    ------------      ------------
Short - Term Bank Borrowings                $20,000,000       $15,000,000
Commercial Paper                              5,550,000         6,522,000
Mortgage Notes:
     7.10% - Due January 1, 2001                642,000         1,227,000
     6.83% - Due December 20, 2005           18,580,000        19,195,000
     5.40% - Due December 1, 2003                   -           7,559,000
					    ------------      ------------
	Total Debt                          $44,772,000       $49,503,000
					    ============      ============

See Notes 7 and 8 to the consolidated financial statements included in the 1999 Annual Report to Shareholders for further information on the Company's outstanding debt at December 31, 1999.

The amount of debt that becomes due during each of the next five years is as follows: 2000 - $1,297,000; 2001 - $706,000; 2002 - $756,000; 2003 - $810,000;
2004 - $865,000.

				       THE MIDLAND COMPANY AND SUBSIDIARIES

				Schedule III - Supplementary Insurance Information
			       For the Years Ended December 31, 1999, 1998 and 1997
						(Amounts in 000's)

    Column A                Column B        Column C        Column D       Column E        Column F      Column G

					   Future
					   Policy
			   Deferred        Benefits,                      Other Policy
			   Policy          Losses,                        Claims and                    Net
			   Acquisition     Claims and      Unearned       Benefits        Premium       Investment
			   Cost            Loss Expenses   Premiums       Payable         Revenue       Income (1)
			   ----------------------------------------------------------------------------------------
1999
 Manufactured Housing      $   67,336      $      8,170    $ 241,407                      $283,332       $  15,526
 Other Insurance               17,832           125,543       71,431                       117,659          10,631
 Unallocated Amounts                                                                                            19
 Inter-segment Elimination                                                                                    (884)
			   ----------------------------------------------------------------------------------------
   Total                   $   85,168      $   133,713     $ 312,838      $   -           $400,991       $  25,292
			   ========================================================================================

1998
 Manufactured Housing      $   48,260      $     48,939    $ 209,171                      $258,638       $  14,875
 Other Insurance               15,702            76,557       45,944                       116,840           9,923
 Unallocated Amounts                                                                                            34
 Inter-segment Elimination                                                                                    (924)
			   ----------------------------------------------------------------------------------------
   Total                   $   63,962      $    125,496    $ 255,115      $   -           $375,478       $  23,908
			   ========================================================================================

1997
 Manufactured Housing      $   43,366      $     42,430    $ 195,793                      $219,394       $  13,935
 Other Insurance               12,224            77,704       44,547                        91,765           8,359
 Unallocated Amounts                                                                                            24
 Inter-segment Elimination                                                                                    (986)
			   ----------------------------------------------------------------------------------------
   Total                   $   55,590      $    120,134    $ 240,340      $   -           $311,159       $  21,332
			   ========================================================================================

			    Column H          Column I         Column J        Column K

			   Benefits,        Amortization of
			   Claims, Losses   Deferred Policy   Other
			   and Settlement   Acquisition       Operating        Premiums
			   Expenses         Costs             Expenses (1)     Written
			   ------------------------------------------------    ---------
1999
 Manufactured Housing      $      133,436   $       82,302    $     40,610     $306,446
 Other Insurance                   70,929           31,910          25,931      137,049 (2)
 Unallocated Amounts
 Inter-segment Elimination
			   ------------------------------------------------    ---------
   Total                   $      204,365   $      114,212    $     66,541     $443,495
			   ================================================    =========

1998
 Manufactured Housing      $      137,483   $       71,288    $     31,005     $283,020
 Other Insurance                   72,532           31,881          23,304      110,987 (2)
 Unallocated Amounts
 Inter-segment Elimination
			   ------------------------------------------------    ---------
   Total                   $      210,015   $      103,169    $     54,309     $394,007
			   ================================================    =========

1997
 Manufactured Housing      $      100,919   $       64,265    $     27,763     $247,704
 Other Insurance                   70,244           15,253          21,355       97,745 (2)
 Unallocated Amounts
 Inter-segment Elimination
			   ------------------------------------------------    ---------
   Total                   $      171,163   $       79,518    $     49,118     $345,449
			   ================================================    =========

Notes to Schedule III:
----------------------

(1)  Net investment income is allocated to insurance segments based upon a combination of
	premium cash flow and equity data.  Other operating expenses include expenses
	directly related to the segments and expenses allocated to the segments based on
	historical usage factors.

(2)  Includes other property and casualty insurance and accident and health insurance
	($3,632, $2,237 and $2,738 for 1999, 1998 and 1997, respectively).



					 THE MIDLAND COMPANY AND SUBSIDIARIES


					       Schedule IV - Reinsurance
				 For the Years Ended December 31, 1999, 1998 and 1997


    Column A                         Column B          Column C         Column D          Column E         Column F

						       Ceded to           Assumed                         Percentage of
				       Gross             Other          from Other            Net        Amount Assumed
				      Amount           Companies         Companies          Amount           to Net
				    -----------------------------------------------------------------------------------
1999
----
Life Insurance in Force             $507,134,000      $233,506,000      $23,359,000      $296,987,000            7.9%
				    ===================================================================================
Insurance Premiums and
  Other Considerations:
    Life and Health Insurance       $ 14,315,000      $  6,346,000      $   333,000      $  8,302,000            4.0%
    Property & Liability Insurance   409,506,000        55,620,000       38,803,000       392,689,000            9.9%
				    -----------------------------------------------------------------------------------
      Total Premiums                $423,821,000      $ 61,966,000      $39,136,000      $400,991,000            9.8%
				    ===================================================================================

1998
----
Life Insurance in Force             $416,892,000      $167,412,000      $ 1,895,000      $251,375,000            0.8%
				    ===================================================================================
Insurance Premiums and
  Other Considerations:
    Life and Health Insurance       $ 10,374,000      $  4,058,000      $   111,000      $  6,427,000            1.7%
    Property & Liability Insurance   394,166,000        60,573,000       35,458,000       369,051,000            9.6%
				    -----------------------------------------------------------------------------------
      Total Premiums                $404,540,000      $ 64,631,000      $35,569,000      $375,478,000            9.5%
				    ===================================================================================
1997
----
Life Insurance in Force             $371,298,000      $170,668,000                        $200,630,000           0.0%
				    ===================================================================================
Insurance Premiums and
  Other Considerations:
    Life and Health Insurance       $  9,761,000      $  4,371,000      $   214,000      $  5,604,000            3.8%
    Property & Liability Insurance   375,967,000        98,406,000        27,994,000       305,555,000           9.2%
				    -----------------------------------------------------------------------------------
      Total Premiums                $385,728,000      $102,777,000       $28,208,000      $311,159,000           9.1%
				    ===================================================================================



		     THE MIDLAND COMPANY AND SUBSIDIARIES


		Schedule V - Valuation and Qualifying Accounts
	     For the Years Ended December 31, 1999, 1998 and 1997


					       ADDITIONS
						CHARGED
			       BALANCE AT  (CREDITED) TO               BALANCE
			       BEGINNING     COSTS AND   DEDUCTIONS    AT END
DESCRIPTION                    OF PERIOD     EXPENSES    (ADDITIONS)  OF PERIOD
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1999:

  Allowance For Losses          $753,000    $192,000    $138,000 (1)  $807,000


YEAR ENDED DECEMBER 31, 1998:

  Allowance For Losses          $753,000    $176,000    $176,000 (1)  $753,000


YEAR ENDED DECEMBER 31, 1997:

  Allowance For Losses          $799,000    $184,000    $230,000 (1)  $753,000




NOTES:
(1) Accounts written off are net of recoveries.


THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations
For the Years Ended December 31, 1999, 1998 and 1997
   (Amounts in 000's)


  Column A                Column B     Column C       Column D       Column E       Column F       Column G




				      Reserves for
			  Deferred   Unpaid Claims    Discount,
Affiliation                Policy      and Claim       if any,                                      Net
with                    Acquisition    Adjustment    Deducted in     Unearned        Earned      Investment
Registrant                 Costs        Expenses      Column C       Premiums       Premiums       Income
------------------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Subsidiaries

1999                    $   76,031    $  128,467     $    -        $  281,442     $ 392,689      $   23,746
			===========   ===========    ==========    ===========    ==========    ============

1998                    $   59,736    $  121,154     $    -        $  236,171      $ 369,051      $  22,468
			===========   ===========    ==========    ===========    ==========    ============

1997                    $   52,198    $  116,898     $    -        $  222,530      $ 305,555      $  20,018
			===========   ===========    ==========    ===========    ==========    ============


				 Column H            Column I        Column J       Column K

				 Claims and
				   Claim
				 Adjustment
				  Expenses          Amortization
				  Incurred           of Deferred   Paid Claims
				 Related to            Policy       and Claim
			   Current        Prior      Acquisition    Adjustment      Premiums
			     Year          Years        Costs        Expenses       Written
---------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Subsidiaries

1999                    $  211,066    $ (10,178)    $  108,689     $  199,830     $  439,863
			===========   ==========    ===========    ===========    ===========

1998                    $  208,811    $ (2,120)     $  100,190     $  200,325     $  391,770
			===========   ==========    ===========    ===========    ===========

1997                    $  163,035    $   5,230     $   77,100     $  151,148     $  342,711
			===========   ==========    ===========    ===========    ===========

Note:  Certain amounts above will not agree with Schedule III because other insurance amounts in
       Schedule III include life and accident and health insurance.
