Form 10-Q
period 2000-03-31
MIDLAND CO
filed 2000-05-12
CIK 66025

UNITED STATES

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549

				  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended__________March 31, 2000____________________

				       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number ____________________1-6026__________________________

__________________________The Midland Company______________________________
	(Exact name of registrant as specified in its charter)


______________Incorporated in Ohio__________________    ____31-0742526_____
   (State or other jurisdiction of incorporation          (I.R.S. Employer
	       or organization)                         Identification No.)



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

	The number of common shares outstanding as of March 31, 2000 was 9,448,512.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		    CONDENSED CONSOLIDATED BALANCE SHEETS
		     MARCH 31, 2000 AND DECEMBER 31, 1999
			       Amounts in 000's




							(Unaudited)
							 March 31,     Dec. 31,
		   ASSETS                                  2000          1999
							----------    ----------

MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $472,036 at March 31, 2000 and
    $488,492 at December 31, 1999)                      $ 465,247     $ 479,772
  Equity (cost, $53,573 at March 31, 2000 and
    $46,400 at December 31, 1999)                         143,843       131,087
							----------    ----------
    Total                                                 609,090       610,859
							----------    ----------

CASH                                                        6,778        10,098
							----------    ----------

ACCOUNTS RECEIVABLE - NET                                  65,317        60,426
							----------    ----------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                             46,976        43,151
							----------    ----------

PROPERTY, PLANT AND EQUIPMENT - NET                        61,065        62,585
							----------    ----------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                86,995        85,168
							----------    ----------

OTHER ASSETS                                               19,082        15,770
							----------    ----------

   TOTAL ASSETS                                         $ 895,303     $ 888,057
							==========    ==========

See notes to condensed consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		    CONDENSED CONSOLIDATED BALANCE SHEETS
		     MARCH 31, 2000 AND DECEMBER 31, 1999
			       Amounts in 000's

							(Unaudited)
							 March 31,     Dec. 31,
       LIABILITIES & SHAREHOLDERS' EQUITY                  2000          1999
							----------    ----------

UNEARNED INSURANCE PREMIUMS                             $ 322,265     $ 312,838
							----------    ----------

INSURANCE LOSS RESERVES                                   134,269       133,713
							----------    ----------

INSURANCE COMMISSIONS PAYABLE                              18,271        20,291
							----------    ----------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                  2,973         3,097
							----------    ----------

LONG-TERM DEBT                                             43,648        44,288
							----------    ----------

OTHER NOTES PAYABLE:
  Banks                                                     4,000        20,000
  Commercial paper                                          6,037         5,550
							----------    ----------
    Total                                                  10,037        25,550
							----------    ----------


DEFERRED FEDERAL INCOME TAX                                30,800        28,171
							----------    ----------

OTHER PAYABLES AND ACCRUALS                                62,655        62,107
							----------    ----------

COMMITMENTS AND CONTINGENCIES                                  -             -
							----------    ----------
SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 9,449 shares at
    March 31, 2000 and 9,515 shares at December 31,
    1999 after deducting treasury stock of 1,479 shares
    and 1,413 shares, respectively)                           911           911
  Additional paid-in capital                               18,902        18,583
  Retained earnings                                       215,479       207,005
  Accumulated other comprehensive income                   54,271        49,388
  Treasury stock - at cost                                (17,266)      (15,786)
  Unvested restricted stock awards                         (1,912)       (2,099)
							----------    ----------

    Total                                                 270,385       258,002
							----------    ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 895,303     $ 888,057
							==========    ==========

See notes to condensed consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
	   STATEMENTS OF CONDENSED CONSOLIDATED INCOME (Unaudited)
	      FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
		    Amounts in 000's except per share data

							   2000          1999
REVENUES:                                               ----------    ----------
  Insurance:
    Premiums earned                                     $ 110,498     $  98,137
    Net investment income                                   7,061         6,071
    Net realized investment gains                           1,882         1,070
    Other insurance income                                  1,959           746
  Transportation                                            7,000         7,927
  Other                                                       341           133
							----------    ----------
    Total                                                 128,741       114,084
							----------    ----------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses                    54,976        48,382
    Commissions and other policy acquisition costs         34,862        30,449
    Operating and administrative expenses                  17,833        14,423
  Transportation operating expenses                         6,310         7,688
  Interest expense                                            888         1,062
  Other operating and administrative expenses                 851           995
							----------    ----------
    Total                                                 115,720       102,999
							----------    ----------

INCOME BEFORE FEDERAL INCOME TAX                           13,021        11,085

PROVISION FOR FEDERAL INCOME TAX                            3,838         3,225
							----------    ----------

   NET INCOME                                           $   9,183     $   7,860
							==========    ==========

BASIC EARNINGS  PER SHARE
  OF COMMON STOCK                                       $    1.00     $    0.86
							==========    ==========

DILUTED EARNINGS PER SHARE
  OF COMMON STOCK                                       $    0.97     $    0.83
							==========    ==========

CASH DIVIDENDS PER SHARE
  OF COMMON STOCK - DECLARED                            $   .0750     $   .0675
							==========    ==========

See notes to condensed consolidated financial statements.


					 THE MIDLAND COMPANY AND SUBSIDIARIES
			CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY
			    FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)
						   Amounts in 000's

							     Accumulated             Unvested
				       Additional             Other Com-            Restricted                Compre-
			       Common   Paid-In    Retained   prehensive  Treasury     Stock                  hensive
				Stock   Capital    Earnings     Income     Stock      Awards      Total       Income
			      ------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998      $911  $15,947      $178,398    $70,507    $(15,293)    $(1,638)   $248,832
 Comprehensive income:
  Net income                                          7,860                                          7,860    $  7,860
  Decrease in unrealized gain
   on marketable securities,
   net of related income tax
   effect of $(2,329)                                           (4,290)                             (4,290)     (4,290)
													     -----------
    Total comprehensive income                                                                                $  3,570
													     ===========
 Purchase of treasury stock                                                 (2,414)                 (2,414)
 Issuance of treasury stock
  for options exercised and
  employee savings plan                    27                                1,343                   1,370
 Cash dividends declared                               (643)                                          (643)
 Restricted stock awards                1,411                                1,267    (2,678)           -
 Amortization and cancellation
  of unvested restricted stock
  awards                                                                                 289           289
			      -----------------------------------------------------------------------------

BALANCE, MARCH 31, 1999         $911  $17,385      $185,615    $66,217    $(15,097)  $(4,027)     $251,004
			      =============================================================================

BALANCE, DECEMBER 31, 1999      $911  $18,583      $207,005    $49,388    $(15,786)  $(2,099)     $258,002
 Comprehensive income:
  Net income                                          9,183                                          9,183    $  9,183
  Increase in unrealized gain
   on marketable securities,
   net of related income tax
   effect of $2,629                                              4,883                               4,883       4,883
													     -----------
    Total comprehensive income                                                                                $ 14,066
													     ===========
 Purchase of treasury stock                                                 (1,595)                 (1,595)
 Issuance of treasury stock
  for options exercised and
  employee savings plan                    90                                  115                     205
 Cash dividends declared                               (709)                                          (709)
 Federal income tax benefit
  related to the exercise or
  granting of stock awards                229                                                          229
 Amortization and cancellation
  of unvested restricted stock
  awards                                                                                 187           187
			      -----------------------------------------------------------------------------

BALANCE, MARCH 31, 2000         $911  $18,902      $215,479    $54,271    $(17,266)  $(1,912)     $270,385
			      =============================================================================

See notes to condensed consolidated financial statements.


		     THE MIDLAND COMPANY AND SUBSIDIARIES
	 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	      FOR THE THREE-MONTHS ENDED MARCH 31, 2000 AND 1999
			       Amount in 000's

							    2000         1999
							 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   9,183    $   7,860
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            2,241        2,180
    Net realized investment gains                           (1,882)      (1,070)
    Increase in unearned insurance premiums                  9,427        3,939
    Decrease (increase) in net accounts receivable          (4,782)         982
    Increase in reinsurance recoverables and prepaid
      reinsurance premiums                                  (3,825)      (1,573)
    Decrease in insurance commissions payable               (2,020)      (1,768)
    Increase in deferred insurance policy acquisition costs (1,827)      (4,140)
    Decrease (increase) in other assets                       (732)         195
    Increase in insurance loss reserves                        556          397
    Increase (decrease) in other accounts payable and
      accruals                                                 344       (4,324)
    Decrease in funds held under reinsurance
      agreements and reinsurance payables                     (124)      (4,298)
    Other-net                                                  714        1,039
							 ----------   ----------

      Net cash provided by (used in) operating activities    7,273         (581)
							 ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                        (53,519)     (32,097)
  Sale of marketable securities                             64,508       18,650
  Decrease (increase) in cash equivalent marketable
    securities                                             (10,913)      15,369
  Maturity of marketable securities                         10,366       10,292
  Net cash used in business acquisition                     (2,471)          -
  Acquisition of property, plant and equipment                (423)        (296)
  Proceeds from sale of property, plant and equipment           43          120
							 ----------   ----------

      Net cash provided by investing activities              7,591       12,038
							 ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings                    (15,513)      (7,780)
  Purchase of treasury stock                                (1,595)      (2,414)
  Dividends paid                                              (641)        (585)
  Repayment of long-term debt                                 (640)        (857)
  Issuance of treasury stock                                   205        1,370
							 ----------   ----------

      Net cash used in financing activities                (18,184)     (10,266)
							 ----------   ----------

NET INCREASE (DECREASE) IN CASH                             (3,320)       1,191

CASH AT BEGINNING OF PERIOD                                 10,098        3,687
							 ----------   ----------

CASH AT END OF PERIOD                                    $   6,778    $   4,878
							 ==========   ==========

INTEREST PAID                                            $     976    $   1,046

INCOME TAXES PAID                                        $     260    $      -

See notes to the condensed consolidated financial statements.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
				MARCH 31, 2000



1.      BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1999 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

Certain reclassifications (minor in nature) have been made to the 1999 amounts to conform to 2000 classifications.


2.      EARNINGS PER SHARE
Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000's):

				    For Basic EPS        For Diluted EPS
				   ---------------      -----------------
    Three months ended March 31:

	       2000                    9,167                 9,470
				      =======               =======
	       1999                    9,098                 9,439
				      =======               =======


3.      INCOME TAXES
The federal income tax provisions for the three-month periods ended March 31, 2000 and 1999 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

						 2000            1999
						------          ------
   Federal income tax at statutory rate         $4,557          $3,880
   Tax effect of:
     Tax exempt interest and
      excludable dividend income                  (818)           (737)
	Other - net                                 99              82
						-------         -------
	  Provision for federal income tax      $3,838          $3,225
						=======         =======

		     THE MIDLAND COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
				 (Continued)


4.      SEGMENT DISCLOSURES
Since the Company's annual report for 1999, there have been no changes in reportable segments or the manner in which the Company determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2000 and 1999 is as follows (000's):

			   Three Months Ended            Three Months Ended
			     March 31, 2000                March 31, 1999
		       ---------------------------    --------------------------
				Revenues-                     Revenues-
			Total   External  Pre-Tax     Total   External  Pre-Tax
			Assets  Customers  Income     Assets  Customers  Income
		      ----------------------------    --------------------------
Reportable Segments:
 Insurance:
  Manufactured housing      n/a  $76,003   $11,116        n/a  $68,768  $ 9,670
  Other                     n/a   36,454     3,216        n/a   30,115    3,346
  Unallocated          $839,528        -      (660)  $743,618        -     (320)
 Transportation          29,913    7,000       560     35,462    7,927      171
 Corporate and all other                    (1,211)                      (1,782)
					   --------                     --------
					   $13,021                      $11,085
					   ========                     ========

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments ("n/a" above) by the Company.


5.      NEW ACCOUNTING STANDARDS
Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" during 1998. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the reported results of operations or financial position of the Company.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.



/S/Deloitte & Touche
Deloitte & Touche
Cincinnati, Ohio

April 12, 2000

		     THE MIDLAND COMPANY AND SUBSIDIARIES
		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	A detailed discussion of the Company's liquidity and capital resources is included in the 1999 Annual Report on Form 10-K. Except as discussed below, no material changes have taken place since that date and, accordingly, the discussion is not repeated herein.

RESULTS OF OPERATIONS

Insurance
---------

Insurance Premiums

	Property and casualty and life insurance direct and assumed written premiums generated from American Modern Insurance Group, Inc. (AMIG), the Company's insurance subsidiary increased 20.5% in the first quarter to $128.4 million from $106.6 million for the same quarter of 1999. Net earned premiums for the first quarter increased 12.6% to $110.5 million from $98.1 million for the comparable quarter in 1999. The disparity in growth rates between direct and assumed written premiums and net earned premiums for the periods presented was due primarily to AMIG's ability to generate more multi-year property and casualty and credit life premium coupled with the fact that a substantial increase in the growth rate of written premium typically precedes such growth rates in earned premium.

	The growth in direct and assumed written premiums for the periods presented is primarily the result of continued volume increases in manufactured home and related coverages insurance premium. Manufactured home and related coverages direct and assumed written premium generated in the first quarter increased 19.3% to $84.0 million from $70.4 million for the same quarter of 1999. Direct and assumed written premiums of all other specialty insurance products (property and casualty and credit life) collectively increased 22.7% to $44.4 million for the first quarter of 2000 from $36.2 million for the same quarter in 1999.

Investment Income and Realized Capital Gains

	AMIG's net investment income (before taxes and excluding capital gains) increased 16.3% to $7.1 million in the first quarter of 2000 from $6.1 million for the first quarter of 1999. The increase in investment income was primarily the result of the investment of the positive cash flow generated from underwriting activities and the continued growth of AMIG's investment portfolio.

	AMIG's net realized capital gains (after-tax) increased to $1.2 million, $0.13 per share (diluted), for the first quarter, from $0.7 million, $0.07 per share (diluted), for the same quarter in 1999.

Losses and Loss Adjustment Expenses

	AMIG's losses and loss adjustment expenses in the first quarter increased 13.6% to $55.0 million from $48.4 million for the first quarter of 1999. AMIG's total weather-related catastrophe losses (net of reinsurance recoveries) for the first quarter amounted to $2.6 million on a pre-tax basis compared with $4.2 million for the same quarter of 1999. These losses had an after-tax impact of approximately $0.18 per share (diluted) in the first quarter compared to $0.29 per share (diluted) in the first quarter of 1999. Excluding catastrophe losses and the impact of catastrophe reinsurance reinstatement premiums, the property and casualty combined ratio for the first quarter was 92.7% compared to 90.2% for the same quarter in 1999.

Commissions, Other Policy Acquisition Costs and Other Operating and Administration Expenses

	AMIG's commissions and other policy acquisition costs and other operating and administrative expenses for the first quarter increased 17.4% to $52.7 million from $44.9 million for the first quarter of 1999. These increases are due primarily to the continued growth in net earned premiums.

Property and Casualty Underwriting Results

	AMIG's property and casualty operations generated a pre-tax underwriting income of $5.3 million for the first quarters of both 2000 and 1999. For the current quarter, AMIG's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 95.1% compared to 94.5% in the first quarter of 1999.

Transportation

M/G Transport (M/G), the Company's transportation subsidiary, reported revenues for the first quarter of $7.0 million compared with $7.9 million in
the first quarter of 1999.   Pre-tax operating profits for the first quarter
increased to $0.6 million from $0.2 million for the same quarter of 1999. The decrease in revenue was primarily the result of reduced demand for petroleum coke products that have affected shipping patterns.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Cash flows from operating and investing activities were used to decrease the Company's short-term borrowings (Other Notes Payable) from year-end 1999.

Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet the Company's operating cash requirements for the next twelve months. The Company declared $0.7 million in dividends to its shareholders during the first three months of 2000.

OTHER MATTERS

Comprehensive Income

The only difference between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three month periods ended March 31, 2000 and 1999, such net unrealized gains increased or (decreased), net of related income tax effects, by the following amounts (in thousands):

				  2000        1999
				--------    --------
Three months ended March 31     $ 4,883     $(4,290)

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

Private Securities Reform Act of 1995 - Forward Looking Statements Disclosure
------------------------------------------------------------------------------

	This report contains forward looking statements. For purposes of this report, a "Forward Looking Statement", within the meaning of the Securities Reform Act of 1995, is any statement concerning the year 2000 and beyond. The actions and performance of the company and its subsidiaries could deviate materially from what is contemplated by the forward looking statements contained in this report. Factors which might cause deviations from the forward looking statements include, without limitations, the following: 1) changes in the laws or regulations affecting the operations of the company or any of its subsidiaries, 2) changes in the business tactics or strategies of the company or any of its subsidiaries,

3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the company or any of its subsidiaries, 4) changing market forces or litigation which necessitate, in management's judgement, changes in plans, strategy or tactics of the company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace or fluctuations in interest rates, any one of which might materially affect the operations of the company and/or its subsidiaries. Any forward-looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 1999.

			 PART II.  OTHER INFORMATION
		     THE MIDLAND COMPANY AND SUBSIDIARIES
				MARCH 31, 2000

Item 1. Legal Proceedings
	-----------------
	Reference is made to Item 3 of Registrant's December 31, 1999 Form 10-K concerning the conclusion of criminal litigation against M/G Transport Services, Inc., a subsidiary of Registrant.

Item 2. Changes in Securities
	---------------------
	None

Item 3. Defaults Upon Senior Securities
	-------------------------------
	None

Item 4. Submission of Matters to a Vote of Security Holders
	---------------------------------------------------
	None

Item 5. Other Information
	-----------------
	On April 27, 2000, the Board of Directors of The Midland Company authorized an extension of the Company's Stock Repurchase Program. As a result of the Board's action, the Stock Repurchase Program will continue, as originally authorized, through October 27, 2000. Under the terms of the original authorzation, the Company may repurchase up to 500,000 shares of the Company's outstanding common stock. The authorizing resolution does not require the Company to repurchase its common shares, but rather, allows the Company's management to make purchses in its discretion based on market conditions and the Company's capital requirements.

Item 6. Exhibits and Reports on Form 8-K
	--------------------------------
	a.) Exhibit 15 - Letter re: Unaudited Interim Financial Information b.) Exhibit 23 - Financial Data Schedule c.) Reports on Form 8-K - None

				  SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					  THE MIDLAND COMPANY

Date _______April 12, 2000________        /s/ John I. Von Lehman
					  ----------------------------
					  John I. Von Lehman, Executive Vice
					  President and Chief Financial Officer