Form 10-Q
period 2000-06-30
MIDLAND CO
filed 2000-08-10
CIK 66025

UNITED STATES

		      SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549

				  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended______________June 30, 2000_______________________

				       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from____________________to____________________________

Commission file number_________________1-6026___________________________________

_____________________________The Midland Company________________________________
	    (Exact name of registrant as specified in its charter)


_________Incorporated in Ohio_________________   _______________31-0742526______
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
	or organization)                                     No.)



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

	The number of common shares outstanding as of June 30, 2000 was 9,400,809.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		    CONDENSED CONSOLIDATED BALANCE SHEETS
		     JUNE 30, 2000 AND DECEMBER 31, 1999
			       Amounts in 000's


							(Unaudited)
							  June 30,     Dec. 31,
		ASSETS                                      2000         1999
							 ----------   ----------
MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $472,995 at June 30, 2000 and
    $488,492 at December 31, 1999)                       $ 467,044    $ 479,772
  Equity (cost, $71,244 at June 30, 2000 and $46,400
    at December 31, 1999)                                  152,119      131,087
							 ----------   ----------
    Total                                                  619,163      610,859
							 ----------   ----------

CASH                                                         8,214       10,098
							 ----------   ----------
ACCOUNTS RECEIVABLE - NET                                   74,490       60,426
							 ----------   ----------
REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                              48,140       43,151
							 ----------   ----------
PROPERTY, PLANT AND EQUIPMENT - NET                         58,316       62,585
							 ----------   ----------
DEFERRED INSURANCE POLICY ACQUISITION COSTS                 91,701       85,168
							 ----------   ----------
OTHER ASSETS                                                18,494       15,770
							 ----------   ----------
   TOTAL ASSETS                                          $ 918,518    $ 888,057
							 ==========   ==========



See notes to condensed consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		    CONDENSED CONSOLIDATED BALANCE SHEETS
		     JUNE 30, 2000 AND DECEMBER 31, 1999
			       Amounts in 000's

							(Unaudited)
							  June 30,    Dec. 31,
LIABILITIES & SHAREHOLDERS' EQUITY                          2000        1999
							 ----------   ----------
UNEARNED INSURANCE PREMIUMS                              $ 342,062    $ 312,838
							 ----------   ----------
INSURANCE LOSS RESERVES                                    129,680      133,713
							 ----------   ----------
INSURANCE COMMISSIONS PAYABLE                               20,099       20,291
							 ----------   ----------
FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                   3,252        3,097
							 ----------   ----------
LONG-TERM DEBT                                              42,181       44,288
							 ----------   ----------
OTHER NOTES PAYABLE:
  Banks                                                     13,000       20,000
  Commercial paper                                           6,011        5,550
							 ----------   ----------
    Total                                                   19,011       25,550
							 ----------   ----------
DEFERRED FEDERAL INCOME TAX                                 28,174       28,171
							 ----------   ----------
OTHER PAYABLES AND ACCRUALS                                 62,685       62,107
							 ----------   ----------
COMMITMENTS AND CONTINGENCIES                                   -            -
							 ----------   ----------
SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 9,401 shares
    at June 30, 2000 and 9,515 shares at December 31,
    1999 after deducting treasury stock of 1,527 shares
    and 1,413 shares, respectively)                            911          911
  Additional paid-in capital                                19,664       18,583
  Retained earnings                                        222,103      207,005
  Accumulated other comprehensive income                    48,711       49,388
  Treasury stock - at cost                                 (18,448)     (15,786)
  Unvested restricted stock awards                          (1,567)      (2,099)
							 ----------   ----------
    Total                                                  271,374      258,002
							 ----------   ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 918,518    $ 888,057
							 ==========   ==========

See notes to condensed consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
	    STATEMENTS OF CONDENSED CONSOLIDATED INCOME (Unaudited)
	   FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
		Amounts in 000's (except per share information)

					     Six-Mos.           Three-Mos.
					 Ended June 30,       Ended June 30,
				     --------------------- ---------------------
					 2000       1999      2000       1999
				     ---------- ---------- ---------- ----------
REVENUES:
  Insurance:
    Premiums earned                  $ 222,764  $ 197,974  $ 112,266  $  99,837
    Net investment income               14,452     12,272      7,391      6,201
    Net realized investment gains        3,201      1,739      1,319        669
    Other insurance income               4,174      2,100      2,215      1,354
  Transportation                        16,034     15,558      9,034      7,631
  Other                                    559        788        218        655
				     ---------- ---------- ---------- ----------
    Total                              261,184    230,431    132,443    116,347
				     ---------- ---------- ---------- ----------
COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment
     expenses                          116,939    103,893     61,963     55,511
    Commissions and other policy
     acquisition costs                  68,039     58,693     33,177     28,244
    Operating and administrative
     expenses                           35,344     29,932     17,511     15,509
  Transportation operating expenses     13,496     14,930      7,186      7,242
  Interest expense                       2,056      2,139      1,168      1,077
  Other operating and administrative
   expenses                              1,280      2,815        429      1,820
				     ---------- ---------- ---------- ----------
    Total                              237,154    212,402    121,434    109,403
				     ---------- ---------- ---------- ----------

INCOME BEFORE FEDERAL INCOME TAX        24,030     18,029     11,009      6,944

PROVISION FOR FEDERAL INCOME TAX         7,517      4,958      3,679      1,733
				     ---------- ---------- ---------- ----------
   NET INCOME                        $  16,513  $  13,071  $   7,330  $   5,211
				     ========== ========== ========== ==========
BASIC EARNINGS  PER SHARE
  OF COMMON STOCK                    $    1.80  $    1.43  $    0.80  $    0.57
				     ========== ========== ========== ==========

DILUTED EARNINGS PER SHARE
  OF COMMON STOCK                    $    1.75  $    1.38  $    0.78  $    0.55
				     ========== ========== ========== ==========

CASH DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                    $   0.150  $   0.135  $  0.0750  $  0.0675
				     ========== ========== ========== ==========

See notes to condensed consolidated financial statements.


					 THE MIDLAND COMPANY AND SUBSIDIARIES
			 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY
			      FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)
						   Amounts in 000's

							     Accumulated              Unvested
				       Additional           Other Compre-            Restricted               Compre-
			       Common   Paid-In    Retained    hensive   Treasury       Stock                 hensive
				Stock   Capital    Earnings    Income      Stock       Awards       Total     Income
			    --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998      $911    $15,947    $178,398    $ 70,507  $(15,293)    $(1,638)      $248,832
 Comprehensive income:
  Net income                                         13,071                                           13,071  $ 13,071
  Decrease in unrealized gain
    on marketable securities,
    net of related income tax
    effect of $(6,319)                                          (11,733)                             (11,733)  (11,733)
													      ----------
     Total comprehensive income                                                                               $  1,338
													      ==========
 Purchase of treasury stock                                                (2,688)                    (2,688)
 Issuance of treasury stock
   for options exercised and
   employee savings plan                     31                             1,671                      1,702
 Cash dividends declared                             (1,285)                                          (1,285)
 Restricted stock awards                  1,411                             1,267      (2,678)            -
 Amortization and cancellation
   of unvested restricted
   stock awards                             (17)                              (15)        654            622
			    ---------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999          $911    $17,372    $190,184    $ 58,774  $(15,058)    $(3,662)      $248,521
			    =================================================================================

BALANCE, DECEMBER 31, 1999      $911    $18,583    $207,005    $ 49,388  $(15,786)    $(2,099)      $258,002
 Comprehensive income:
  Net income                                         16,513                                           16,513  $ 16,513
  Decrease in unrealized gain
    on marketable securities,
    net of related income tax
    effect of $(367)                                               (677)                                (677)     (677)
													      ----------
     Total comprehensive income                                                                               $ 15,836
													      ==========
  Purchase of treasury stock                                               (2,799)                    (2,799)
  Issuance of treasury stock
    for options exercised and
    employee savings plan                   125                               259                        384
  Cash dividends declared                            (1,415)                                          (1,415)
  Federal income tax benefit
    related to the exercise
    or granting of stock awards             263                                                          263
  Revaluation of stock options
    relating to a plan amendment            776                                                          776
  Amortization and cancellation
    of unvested restricted
    stock awards                            (83)                             (122)        532            327
			    ---------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000          $911    $19,664    $222,103    $ 48,711  $(18,448)    $(1,567)      $271,374
			    =================================================================================

See notes to condensed consolidated financial statements.


		     THE MIDLAND COMPANY AND SUBSIDIARIES
	  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
		FOR THE SIX-MONTHS ENDED JUNE 30, 2000 AND 1999
			       Amounts in 000's

							       2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:                       --------- ----------
  Net income                                                $ 16,513  $  13,071
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                              4,630      4,542
    Net realized investment gains                             (3,201)    (1,739)
    Increase in unearned insurance premiums                   29,224     17,995
    Increase in net accounts receivable                      (13,955)    (6,348)
    Increase in deferred insurance policy acquisition costs (6,533) (9,605) Increase in reinsurance recoverables and prepaid
      reinsurance premiums                                    (4,989)    (1,158)
    Increase (decrease) in insurance loss reserves            (4,033)     4,835
    Increase (decrease) in other accounts payable
      and accruals                                             1,189     (4,198)
    Increase in deferred federal income tax                      368        -
    Decrease (increase) in other assets                         (292)       182
    Increase (decrease) in insurance commissions payable        (192)     1,001
    Increase (decrease) in funds held under reinsurance
      agreements and reinsurance payables                        155     (5,307)
    Other-net                                                   (988)       995
							    --------- ----------
      Net cash provided by operating activities               17,896     14,266
							    --------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                         (122,228)   (76,326)
  Sale of marketable securities                               89,881     46,724
  Maturity of marketable securities                           16,254     18,465
  Decrease in cash equivalent marketable securities            9,877     15,578
  Net cash used in business acquisition                       (2,471)    (2,636)
  Proceeds from sale of property, plant and equipment          2,161        181
  Acquisition of property, plant and equipment                  (841)    (1,414)
							    --------- ----------
      Net cash provided by (used in) investing activities     (7,367)       572
							    --------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings                       (6,539)    (8,343)
  Purchase of treasury stock                                  (2,799)    (2,688)
  Repayment of long-term debt                                 (2,107)    (1,673)
  Dividends paid                                              (1,352)    (1,226)
  Issuance of treasury stock                                     384      1,702
							    --------- ----------
      Net cash used in financing activities                  (12,413)   (12,228)
							    --------- ----------
NET INCREASE (DECREASE) IN CASH                               (1,884)     2,610

CASH AT BEGINNING OF PERIOD                                   10,098      3,687
							    --------- ----------
CASH AT END OF PERIOD                                       $  8,214  $   6,297
							    ========= ==========
INTEREST PAID                                               $  2,074  $   2,139
INCOME TAXES PAID                                           $  5,330  $   4,500

See notes to the condensed consolidated financial statements.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
				JUNE 30, 2000



1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1999 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the six and three-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

					For Basic EPS   For Diluted EPS
					-------------   ---------------
	Six months ended June 30:
		2000                        9,156           9,461
					    =====           =====

		1999                        9,106           9,437
					    =====           =====

3.      INCOME TAXES
The federal income tax provisions for the three and six-month periods ended June 30, 2000 and 1999 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

					   Six-Mos.              Three-Mos.
					Ended June 30,         Ended June 30,
					2000      1999         2000      1999
				      --------  --------     --------  --------
Federal income tax at statutory rate  $ 8,410   $ 6,310      $ 3,853   $ 2,430
Add (deduct) the tax effect of:
  Tax exempt interest and
   excludable dividend income          (1,660)   (1,523)        (842)     (786)
  Federal excise tax                      570       --           570        --
  Other - net                             197       171           98        89
				      --------  --------     --------  --------
   Provision for federal income tax   $ 7,517   $ 4,958      $ 3,679   $ 1,733
				      ========  ========     ========  ========

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

				   Six Months                  Three Months
			      Ended June 30, 2000           Ended June 30, 2000
			-------------------------------    ---------------------
				  Revenues-                 Revenues-
			 Total    External    Pre-Tax       External    Pre-Tax
			 Assets   Customers   Income        Customers   Income
			-------- ----------  ----------    ----------  ---------
Reportable Segments:
 Insurance:
  Manufactured housing      n/a    $152,960   $ 18,795      $76,957     $ 7,679
  Other                     n/a      73,978      5,644       37,524       2,428
  Unallocated           $855,186          -       (976)           -        (316)
 Transportation           31,089     16,034      2,039        9,034       1,479
 Corporate and all other       -          -     (1,472)           -        (261)
					      ---------                 --------
					      $ 24,030                  $11,009
					      =========                 ========

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


5.      NEW ACCOUNTING STANDARDS
Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" during 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the reported results of operations or financial position of the Company.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying condensed balance sheet of The Midland Company and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

July 20, 2000

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

RESULTS OF OPERATIONS

Insurance
---------

Insurance Premiums

	Direct and assumed written premiums generated from American Modern Insurance Group's (AMIG) property and casualty and life insurance operations increased 10.4% in the second quarter to $142.7 million from $129.2 million for the same quarter of 1999. Net earned premiums for the second quarter of 2000 increased 12.4% to $112.3 million from $99.8 million for the comparable quarter in 1999. On a year-to-date basis, direct and assumed written premiums generated by AMIG's insurance operations increased 15% to $271.1 million from $235.8 million for the same six-month period in 1999. Year-to-date net earned premiums increased 12.5% to $222.8 million from $198.0 million in 1999.

	The growth in direct and assumed written premiums for the periods presented is primarily the result of continued volume increases in manufactured home and related coverages insurance premium. Manufactured home and related coverages direct and assumed written premium generated in the second quarter increased 7.5% to $91.3 million from $84.9 million for the same quarter of 1999. On a year-to-date basis, manufactured home and related coverages direct and assumed written premium increased 12.9% to $175.3 million from $155.3 million. AMIG also had volume increases in its other specialty insurance products for the three and six-month periods ended June 30, 2000. Direct and assumed written premiums of all other property and casualty insurance products collectively increased 1.7% to $41.2 million for the second quarter of 2000 from $40.5 million for the same quarter in 1999. On a year-to-date basis, direct and assumed written premiums of all other specialty insurance products collectively increased 5.2% to $77.8 million from $74.0 million for the same period in 1999.

Investment Income and Realized Capital Gains

	AMIG's net investment income (before taxes and excluding capital gains) increased 19.4% to $7.4 million in the second quarter of 2000 from $6.2 million for the second quarter of 1999. On a year-to-date basis, AMIG's net investment income increased 17.9% to $14.5 million from $12.3 million for the same six-month period in 1999. Investment income increased due to the continued growth in AMIG's investment portfolio coupled with higher yields from AMIG's fixed income investment portfolio.

	AMIG's net realized capital gains (after-tax) increased to $0.9 million, $0.09 per share (diluted), for the second quarter of 2000, from $0.4 million, $0.05 per share (diluted), for the same quarter in 1999. On a year-to-date basis, AMIG's net realized capital gains (after-tax) increased to $2.1 million, $0.22 per share (diluted), from $1.1 million, $0.12 per share (diluted), for the same six-month period in 1999.

Losses and Loss Adjustment Expenses

	AMIG's losses and loss adjustment expenses in the second quarter increased 11.7% to $62.0 million from $55.5 million for the second quarter of
1999.   AMIG's weather-related catastrophe losses for the second quarter of 2000 amounted to $5.2 million on a pre-tax basis compared with $11.3 million for the same quarter of 1999. These losses had an after-tax impact of approximately $0.36 per share (diluted) in the second quarter of 2000 compared to $0.78 per share (diluted) in the second quarter of 1999. Excluding catastrophe losses, the property and casualty combined ratio for the second quarter was 94.3% compared to 86.7% for the same quarter in 1999.

	On a year-to-date basis, AMIG's losses and loss adjustment expenses increased 12.5% to $116.9 million from $103.9 million for the same six-month period in 1999. AMIG's weather-related catastrophe losses for the first six months of 2000 amounted to $7.7 million on a pre-tax basis compared with $15.5 million for the same period in 1999. These losses had an after-tax impact of approximately $0.53 per share (diluted) in the first six months of 2000 compared to $1.07 per share (diluted) in the same period of

1999. Excluding catastrophe losses, the property and casualty combined ratio for the first six months of 2000 was 93.5% compared to 88.4% for the same period in 1999.

	The primary reasons for the increases in AMIG's losses and loss adjustment expenses for the second quarter and first half of 2000 compared to the same periods in 1999 were significant increases in non-catastrophe weather-related losses and fire losses.

Commissions, Other Policy Acquisition Costs and Other Operating and Administration Expenses

	AMIG's commissions and other policy acquisition costs and other operating and administrative expenses for the second quarter of 2000 increased 15.8% to $50.7 million from $43.8 million in the second quarter of 1999. On a year-to-date basis, AMIG's commissions and other policy acquisition costs and other operating and administrative expenses for the first six months of 2000 increased 16.7% to $103.4 million from $88.6 million for the same six-month period in 1999. These increases are due primarily to continued growth in net earned premiums plus an increase in our commission ratio due to a change in a quota share reinsurance arrangement with one of our major national accounts.

Property and Casualty Underwriting Results

	AMIG's property and casualty operations generated a pre-tax underwriting income of $1.1 million for the second quarter of 2000 compared to a pre-tax underwriting profit of $1.7 million for the same quarter in 1999. For the current quarter, AMIG's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 99.0% compared to 98.3% in the second quarter of 1999. On a year-to-date basis, AMIG's property and casualty pre-tax underwriting income decreased from $6.9 million in the first half of 1999 to $6.4 million during the first six months of 2000. AMIG's combined ratio for its property and casualty business was 97.1% for the first six months of 2000 compared to 96.4% for the same period in 1999.

Transportation
--------------

	M/G Transport, the Company's transportation subsidiary, reported revenues for the second quarter of $9.0 million compared with $7.6 million in the second quarter of 1999. Included in revenues for the second quarter of 2000 is a one-time gain of $1.0 million from the sale of transportation equipment. This gain has been treated as a capital gain and has been excluded from reported operating earnings. Excluding this one-time gain, revenues for the second quarter increased 4.5% over the comparable period in 1999. Pre-tax operating profit increased from $0.3 million in 1999 to $0.4 million in 2000. The improved operating performance in the second quarter of 2000 was due primarily to increased demand for barite plus a reduction in operating expenses. On a year-to-date basis, revenues (excluding $1.0 million in capital gains) decreased $0.6 from $15.6 million in 1999 to $15.0 million in 2000 due to a reduced demand for petroleum coke. Operating pre-tax income increased $0.5 million in the first six-months of 2000 from $0.5 million in 1999 to $1.0 million in 2000 due to a reduction of $1.4 million in operating costs.

Corporate
---------

	During the second quarter of 2000, Midland recorded a gain of $7.0 million from the curtailment of a portion of its pension plan. This gain was offset by excise taxes on the withdrawal of a portion of overfunded pension assets and by one-time expenses related to consulting agreements with retired executives. These transactions -exclusive of the excise tax-were included in the income statement as a credit to other operating and administrative expenses. The excise tax component was included in the Provision for Federal Income Tax. The net impact of these transactions was a net after-tax charge to earnings of one cent per share.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

	Cash flows from operating and investing activities were used to purchase marketable securities and to decrease the Company's short-term borrowings (Other Notes Payable).

	Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet the Company's operating cash requirements for the next twelve months. The Company declared $1.4 million in dividends to its shareholders during the first six months of 2000.

OTHER MATTERS

Comprehensive Income
--------------------

	The only difference between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three and six-month periods ended June 30, 2000 and 1999, such net unrealized gains decreased, net of related income tax effects, by the following amounts (in thousands):

					  2000       1999
					--------   --------

	Three months ended June 30      $ 5,560    $ 7,443
	Six months ended June 30        $   677    $11,733

	Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

Acquisitions
------------

	AMIG acquired the operating assets of a relatively small business during the first half of 2000 and also acquired the operating assets of several businesses during the second quarter of 1999. These acquisitions were for amounts not material to the capital and liquidity of the Company. Management pursued these acquisitions to afford AMIG the opportunity to expand its service contract, loan facilitation, financial and insurance capabilities.

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

			 PART II.  OTHER INFORMATION
		     THE MIDLAND COMPANY AND SUBSIDIARIES
				JUNE 30, 2000

Item 1. Legal Proceedings
	Reference is made to Item 3 of Registrant's December 31, 1999 Form 10-K concerning the conclusion of criminal litigation against M/G Transport Services, Inc., a subsidiary of Registrant.

Item 2. Changes in Securities
	None.

Item 3. Defaults Upon Senior Securities
	None.

Item 4. Submission of Matters to a Vote of Security Holders
	At the Company's 2000 annual meeting of Shareholders held on April 13, 2000, the following actions were taken:

     a) The following persons were elected as members of the Board of Directors to serve until the annual meeting of 2003 and until their successors are chosen and qualified:

					 Votes                      Broker
	Name               Votes For    Withheld   Abstentions     Non-Votes
	----               ---------    --------   -----------     ---------
   Michael J. Conaton      8,902,042     45,741         0             0
   Jerry A. Grundhofer     8,902,772     45,011         0             0
   Joseph P. Hayden III    8,900,636     47,147         0             0
   William J. Keating      8,902,223     45,560         0             0
   John R. LaBar           8,901,036     46,747         0             0


     b) A proposal by the Board of Directors to adopt the Associate Discount Stock Purchase Plan was approved by the Shareholders. The Shareholders cast 6,807,557 votes in favor of this proposal and 1,105,991 votes against it. There were 5,371 abstentions.

     c) A proposal by the Board of Directors to adopt the Amended and Restated 1992 Associate Incentive Stock Plan was approved by the Shareholders. The Shareholders cast 6,402,711 votes in favor of this proposal and 1,509,734 votes against it. There were 6,474 abstentions.

     d) A proposal by the Board of Directors to adopt the Stock Option Plan for Non-Employee Directors was approved by the Shareholders. The Shareholders cast 7,239,384 votes in favor of this proposal and 671,967 votes against it. There were 7,568 abstentions.

     e) A proposal by the Board of Directors to amend the Company's Amended and Restated Code of Regulations was approved by the Shareholders. The Shareholders cast 8,671,705 votes in favor of this proposal and 265,409 votes against it. There were 10,669 abstentions.

     f) A proposal by the Board of Directors to ratify the appointment of the firm of Deloitte & Touche LLP, as the Company's independent auditors to conduct the annual audit of the financial statements of the Company for the year ending December 31, 2000, was approved by the Shareholders. The Shareholders cast 8,938,285 votes in favor of this proposal and 6,727 votes against it. There were 2,771 abstentions.

Item 5. Other Information
	None.

Item 6. Exhibits and Reports on Form 8-K a.) Exhibit 3(ii) - Code of Regulations (Amended and Restated)
	Exhibit 10.1 - Annual Incentive Plan (incorporated by reference to 2000 Proxy Statement)
	Exhibit 10.2 - Consulting Agreements with J.P. Hayden, Jr., Michael J. Conaton, John R. LaBar and Robert W. Hayden (incorporated by reference to 2000 Proxy Statement)
	Exhibit 10.3 - Employee Retention Agreements with Joseph P. Hayden III, John W. Hayden, John I. Von Lehman and Paul T. Brizzolara (incorporated by reference to 2000 Proxy Statement)
	Exhibit 15 - Letter re: Unaudited Interim Financial Information
	Exhibit 27 - Financial Data Schedule

    b.) Reports on Form 8-K - None

				  SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						THE MIDLAND COMPANY



Date______July 20, 2000________         /s/John I. Von Lehman_________________
					John I. Von Lehman, Executive Vice
					President, Chief Financial Officer and
					Secretary