Form 10-Q
period 2000-09-30
MIDLAND CO
filed 2000-11-13
CIK 66025

UNITED STATES

		     SECURITIES AND EXCHANGE COMMISSION

			     Washington, D.C. 20549

				  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended_________________September 30, 2000_______________

				       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from___________________to_____________________________

Commission file number__________________________1-6026__________________________

_____________________________The Midland Company________________________________
	    (Exact name of registrant as specified in its charter)


________Incorporated in Ohio_________________   _____________31-0742526_________
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
	or organization)                                       No.)



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

	The number of common shares outstanding as of September 30, 2000 was 9,334,875.

			PART I. FINANCIAL INFORMATION
			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		    CONDENSED CONSOLIDATED BALANCE SHEETS
		   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
			       Amounts in 000's


							   (Unaudited)
							    Sept. 30,  Dec. 31,
		     ASSETS                                   2000       1999
							   ---------- ----------
MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $479,003 at September 30, 2000 and
    $488,492 at December 31, 1999)                         $ 478,144  $ 479,772
  Equity (cost, $72,168 at September 30, 2000 and $46,400
    at December 31, 1999)                                    156,141    131,087
							   ---------- ----------
    Total                                                    634,285    610,859
							   ---------- ----------

CASH                                                           9,520     10,098
							   ---------- ----------

ACCOUNTS RECEIVABLE - NET                                     70,932     60,426
							   ---------- ----------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                                54,483     43,151
							   ---------- ----------

PROPERTY, PLANT AND EQUIPMENT - NET                           57,435     62,585
							   ---------- ----------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                   93,777     85,168
							   ---------- ----------

OTHER ASSETS                                                  20,432     15,770
							   ---------- ----------

   TOTAL ASSETS                                            $ 940,864  $ 888,057
							   ========== ==========

See notes to condensed  consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
		    CONDENSED CONSOLIDATED BALANCE SHEETS
		   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
			       Amounts in 000's

							   (Unaudited)
							    Sept. 30,  Dec. 31,
	    LIABILITIES & SHAREHOLDERS' EQUITY                2000       1999
							   ---------- ----------
UNEARNED INSURANCE PREMIUMS                                $ 357,221  $ 312,838
							   ---------- ----------
INSURANCE LOSS RESERVES                                      134,979    133,713
							   ---------- ----------
INSURANCE COMMISSIONS PAYABLE                                 22,163     20,291
							   ---------- ----------
FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                     3,622      3,097
							   ---------- ----------
LONG-TERM DEBT                                                40,544     44,288
							   ---------- ----------
OTHER NOTES PAYABLE:
  Banks                                                        2,000     20,000
  Commercial paper                                             5,621      5,550
    Total                                                      7,621     25,550
							   ---------- ----------
DEFERRED FEDERAL INCOME TAX                                   31,040     28,171
							   ---------- ----------
OTHER PAYABLES AND ACCRUALS                                   61,328     62,107
							   ---------- ----------
COMMITMENTS AND CONTINGENCIES                                     -          -
							   ---------- ----------
SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 9,335 shares at
    September 30, 2000 and 9,515  shares at December 31,
    1999 after deducting treasury stock of 1,593 shares and
    1,413 shares, respectively)                                  911        911
  Additional paid-in capital                                  19,728     18,583
  Retained earnings                                          229,329    207,005
  Accumulated other comprehensive income                      54,034     49,388
  Treasury stock - at cost                                   (20,229)   (15,786)
  Unvested restricted stock awards                            (1,427)    (2,099)
							   ---------- ----------
    Total                                                    282,346    258,002
							   ---------- ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 940,864  $ 888,057
							   ========== ==========

See notes to condensed  consolidated financial statements.

			     THE MIDLAND COMPANY
			       AND SUBSIDIARIES
	    STATEMENTS OF CONDENSED CONSOLIDATED INCOME (Unaudited)
	     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
		Amounts in 000's (except per share information)

					    Nine-Mos.            Three-Mos.
					 Ended Sept. 30,       Ended Sept. 30,
				     --------------------- ---------------------
					 2000       1999       2000       1999
				     ---------- ---------- ---------- ----------
REVENUES:
  Insurance:
    Premiums earned                  $ 339,564  $ 298,152  $ 116,800  $ 100,178
    Net investment income               22,378     18,619      7,926      6,347
    Net realized investment gains        3,826      2,564        625        825
    Other insurance income               6,560      5,136      2,386      3,036
  Transportation                        23,848     22,728      7,814      7,170
  Other                                    801      1,077        242        289
				     ---------- ---------- ---------- ----------
    Total                              396,977    348,276    135,793    117,845
				     ---------- ---------- ---------- ----------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment
     expenses                          179,396    158,316     62,457     54,423
    Commissions and other policy
     acquisition costs                 103,767     85,627     35,728     26,934
    Operating and administrative
     expenses                           53,622     47,207     18,278     17,275
  Transportation operating expenses     20,530     21,649      7,034      6,719
  Interest expense                       3,036      3,087        980        948
  Other operating and administrative
   expenses                              1,647      4,277        367      1,462
				     ---------- ---------- ---------- ----------
    Total                              361,998    320,163    124,844    107,761
				     ---------- ---------- ---------- ----------

INCOME BEFORE FEDERAL INCOME TAX        34,979     28,113     10,949     10,084

PROVISION FOR FEDERAL INCOME TAX        10,541      7,792      3,024      2,834
				     ---------- ---------- ---------- ----------
   NET INCOME                        $  24,438  $  20,321  $   7,925  $   7,250
				     ========== ========== ========== ==========

BASIC EARNINGS  PER SHARE
  OF COMMON STOCK:                   $    2.68  $    2.23  $    0.88  $    0.80
				     ========== ========== ========== ==========

DILUTED EARNINGS PER SHARE
  OF COMMON STOCK:                   $    2.58  $    2.15  $    0.83  $    0.77
				     ========== ========== ========== ==========

CASH DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                    $  0.2250  $  0.2025  $  0.0750  $  0.0675
				     ========== ========== ========== ==========

See notes to condensed  consolidated financial statements.


					       THE MIDLAND COMPANY AND SUBSIDIARIES
			 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
				      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
							 Amounts in 000's

								Accumulated                Unvested
					Additional               Other Com-               Restricted                Compre-
				Common   Paid-In     Retained    prehensive    Treasury      Stock                  hensive
				 Stock   Capital     Earnings      Income        Stock       Awards       Total     Income
				---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998      $ 911    $ 15,947   $ 178,398    $ 70,507      $(15,293)    $(1,638)   $ 248,832
 Comprehensive income:
  Net income                                           20,321                                             20,321    $ 20,321
  Decrease in unrealized gain
   on marketable securities,
   net of related income tax
   effect of $10,309                                              (19,141)                               (19,141)    (19,141)
														    ---------
    Total comprehensive income                                                                                      $  1,180
														    =========
 Purchase of treasury stock                                                      (2,914)                  (2,914)
 Issuance of treasury stock
  for options exercised and
  employee savings plan                       106                                 1,734                    1,840
 Cash dividends declared                               (1,929)                                            (1,929)
 Restricted stock awards                    1,411                                 1,267      (2,678)         -
 Amortization and cancellation
  of unvested restricted stock
  awards                                      (23)                                  (19)        998          956
				---------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999     $ 911    $ 17,441   $ 196,790    $ 51,366      $(15,225)    $(3,318)   $ 247,965
				=================================================================================

BALANCE, DECEMBER 31, 1999      $ 911    $ 18,583   $ 207,005    $ 49,388      $(15,786)    $(2,099)   $ 258,002
 Comprehensive income:
  Net income                                           24,438                                             24,438    $ 24,438
  Increase in unrealized gain
   on marketable securities,
   net of related income tax
   effect of $2,500                                                 4,646                                  4,646       4,646
														    ---------
    Total comprehensive income                                                                                      $ 29,084
														    =========
 Purchase of treasury stock                                                      (4,645)                  (4,645)
 Issuance of treasury stock
  for options exercised and
  employee savings plan                       189                                   324                      513
 Cash dividends declared                               (2,114)                                            (2,114)
 Federal income tax benefit
  related to the exercise or
  granting of stock awards                    263                                                            263
 Revaluation of stock options
  relating to a plan amendment                776                                                            776
 Amortization and cancellation
  of unvested restricted stock
  awards                                      (83)                                 (122)        672          467
				---------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000     $ 911    $ 19,728   $ 229,329    $ 54,034      $(20,229)    $(1,427)   $ 282,346
				=================================================================================

See notes to condensed  consolidated financial statements.


		     THE MIDLAND COMPANY AND SUBSIDIARIES
	 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
			       Amount in 000's

							      2000       1999
							   ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  24,438  $  20,321
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                              6,853      6,848
    Net realized investment gains                             (3,826)    (2,564)
    Increase in unearned insurance premiums                   44,383     35,837
    Increase in reinsurance recoverables and
      prepaid reinsurance premiums                           (11,332)   (31,186)
    Increase in net accounts receivable                      (10,397)    (9,408)
    Increase in deferred insurance policy acquisition costs   (8,609)   (15,415)
    Decrease (increase) in other assets                       (2,377)       129
    Increase in insurance commissions payable                  1,872      1,376
    Increase in insurance loss reserves                        1,266     33,283
    Increase (decrease) in funds held under reinsurance
      agreements and reinsurance payables                        525       (276)
    Increase in deferred federal income tax                      369         -
    Decrease in other accounts payable and accruals             (166)    (2,080)
    Other-net                                                   (476)     2,035
							   ---------- ----------

      Net cash provided by operating activities               42,523     38,900
							   ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                         (173,181)  (113,943)
  Sale of marketable securities                              141,709     60,000
  Maturity of marketable securities                           24,793     25,203
  Decrease (increase) in cash equivalent
   marketable securities                                      (6,377)    14,713
  Net cash used in business acquisitions                      (2,471)    (2,636)
  Sale of property, plant and equipment                        2,239      8,747
  Acquisition of property, plant and equipment                (1,955)    (2,521)
							   ---------- ----------

      Net cash used in investing activities                  (15,243)   (10,437)
							   ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings                      (17,929)   (14,116)
  Purchase of  treasury stock                                 (4,645)    (2,914)
  Repayment of long-term debt                                 (3,744)    (9,642)
  Dividends paid                                              (2,053)    (1,871)
  Issuance of  treasury stock                                    513      1,840
							   ---------- ----------

      Net cash used in financing activities                  (27,858)   (26,703)
							   ---------- ----------

NET INCREASE (DECREASE) IN CASH                                 (578)     1,760

CASH AT BEGINNING OF PERIOD                                   10,098      3,687
							   ---------- ----------

CASH AT END OF PERIOD                                      $   9,520  $   5,447
							   ========== ==========

INTEREST PAID                                              $   3,155  $   3,085
INCOME TAXES PAID                                          $   8,957  $   8,500

See notes to the condensed consolidated financial statements.

		     THE MIDLAND COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
			      SEPTEMBER 30, 2000



1.      BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1999 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the nine and three-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

					For Basic EPS   For Diluted EPS
					-------------   ---------------
      Nine months ended September 30:
	    2000                            9,133            9,454
					    =====            =====

	    1999                            9,110            9,444
					    =====            =====

3.      INCOME TAXES
The federal income tax provisions for the three and nine-month periods ended September 30, 2000 and 1999 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

					   Nine-Mos.             Three-Mos.
					Ended Sept. 30,        Ended Sept. 30,
					2000      1999        2000      1999
				      --------  --------    --------  --------
Federal income tax at statutory rate  $12,243   $ 9,840     $ 3,833   $ 3,530
Add (deduct) the tax effect of:
  Tax exempt interest and
   excludable dividend income          (2,514)   (2,310)       (854)     (787)
  Federal excise tax                      529       --          (41)      --
  Other - net                             283       262          86        91
				      --------  --------    --------  --------
   Provision for federal income tax   $10,541   $ 7,792     $ 3,024   $ 2,834
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

				  Nine Months                  Three Months
			      Ended Sept. 30, 2000         Ended Sept. 30, 2000
			-------------------------------   ----------------------
				  Revenues-                Revenues-
			 Total    External    Pre-Tax      External     Pre-Tax
			 Assets   Customers   Income       Customers    Income
			-------- ----------  ----------   -----------  ---------
Reportable Segments:
 Insurance:
  Manufactured housing      n/a    $231,104   $ 28,401      $78,144     $ 9,606
  Other                     n/a     115,020      7,814       41,042       2,170
  Unallocated           $898,530          -     (1,550)           -        (574)
 Transportation           28,527     23,848      2,720        7,814         681
 Corporate and all other       -          -     (2,406)           -        (934)
					     ----------                ---------
					      $ 34,979                  $10,949
					     ==========                =========

				  Nine Months                  Three Months
			      Ended Sept. 30, 1999         Ended Sept. 30, 1999
			-------------------------------   ----------------------
				  Revenues-                Revenues-
			 Total    External    Pre-Tax      External     Pre-Tax
			 Assets   Customers   Income       Customers    Income
			-------- ----------  ----------   -----------  ---------
Reportable Segments:
 Insurance:
  Manufactured housing      n/a    $209,203   $ 31,046      $69,857     $10,881
  Other                     n/a      94,089      2,745       33,361         970
  Unallocated           $818,590          -       (895)           -        (250)
 Transportation           36,347     22,728        925        7,170         415
 Corporate and all other       -          -     (5,708)           -      (1,932)
					     ----------                ---------
					      $ 28,113                  $10,084
					     ==========                =========

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

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying condensed balance sheet of the Midland Company and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Cincinnati, Ohio

October 19, 2000

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

RESULTS OF OPERATIONS

Insurance
---------

Insurance Premiums

	Direct and assumed written premiums generated from American Modern Insurance Group's (AMIG) property and casualty and life insurance operations increased 4.0% in the third quarter to $140.8 million from $135.4 million for the same quarter of 1999. Net earned premiums for the third quarter of 2000 increased 16.6% to $116.8 million from $100.2 million for the comparable quarter in 1999. On a year-to-date basis, direct and assumed written premiums generated by AMIG's insurance operations increased 11% to $411.9 million from $371.2 million for the same nine-month period in 1999. Year-to-date net earned premiums increased 13.9% to $339.6 million from $298.2 million in 1999. The disparity in growth rates between direct and assumed written premiums and net earned premiums is primarily due to the impact of multi-year policies generated in prior periods coupled with changes in the levels of premiums ceded under a quota share reinsurance treaty.

	Direct and assumed written premiums increased in the third quarter of 2000 due primarily to increased volume in non-manufacturing and housing related property and casualty insurance products which increased 5.8% from $40.6 million in the third quarter of 1999 to $42.9 million in the third quarter of 2000. Manufactured home and related coverages decreased 1.2% from $88.2 million in the third quarter of 1999 to $87.1 million in the third quarter of 2000. The decrease in manufactured home and related direct and assumed written premium is due to the general downturn in the manufactured housing industry which has experienced a 33% reduction in shipments over the last twelve months. On a year-to-date basis, manufactured home and related coverages direct and assumed written premiums increased 7.8% from $243.5 million in 1999 to $262.4 million in 2000. Also on a year-to-date basis, direct and assumed written premiums of all other specialty insurance products collectively increased 5.4% from $114.6 million in 1999 to $120.8 million in 2000.

Investment Income and Realized Capital Gains

	AMIG's net investment income (before taxes and excluding capital gains) increased 24.9% to $7.9 million in the third quarter of 2000 from $6.3 million for the third quarter of 1999. On a year-to-date basis, AMIG's net investment income increased 20.2% to $22.4 million from $18.6 million for the same nine-month period in 1999. Investment income increased due to the continued growth in AMIG's investment portfolio (resulting from the investment of insurance operating cash flow) coupled with higher yields from AMIG's fixed income investment portfolio.

	AMIG's net realized capital gains (after-tax) decreased to $0.4 million, $0.03 per share (diluted), for the third quarter of 2000, from $0.5 million, $0.06 per share (diluted), for the same quarter in 1999. On a year-to-date basis, AMIG's net realized capital gains (after-tax) increased to $2.5 million, $0.26 per share (diluted), from $1.7 million, $0.18 per share (diluted), for the same nine-month period in 1999.

Losses and Loss Adjustment Expenses

	AMIG's losses and loss adjustment expenses in the third quarter increased 14.8% to $62.5 million from $54.4 million for the third quarter of 1999. Excluding catastrophe losses, the property and casualty combined ratio for the third quarter was 96.8% compared to 89.0% for the same quarter in 1999. This increase is due principally to higher levels of non-catastrophe weather related losses in the third quarter of 2000 compared to 1999. AMIG's weather-related catastrophe losses for the third quarter of 2000 amounted to $0.7 million on a pre-tax basis compared with $7.1 million for the same quarter of 1999. These losses had an after-tax impact of approximately $0.05 per share (diluted) in the third quarter of 2000 compared to $0.49 per share (diluted) in the third quarter of 1999.

	On a year-to-date basis, AMIG's losses and loss adjustment expenses increased 13.3% to $179.4 million from $158.3 million for the same nine-month period in 1999. Excluding catastrophe losses, the property and casualty combined ratio for the first nine months of 2000 was 94.6% compared to 89.2% for the same period in 1999. Again, this increase is due primarily to an overall increase in non-catastrophe weather related losses in 2000 compared to 1999. AMIG's weather-related catastrophe losses for the first nine months of 2000 amounted to $8.4 million on a pre-tax basis compared with $22.1 million for the same period in 1999. These losses had an after-tax impact of approximately $0.58 per share (diluted) in the first nine months of 2000 compared to $1.52 per share (diluted) in the same period of 1999.

Commissions, Other Policy Acquisition Costs and Other Operating and Administration Expenses

	AMIG's commissions and other policy acquisition costs and other operating and administrative expenses for the third quarter of 2000 increased 22.2% to $54.0 million from $44.2 million in the third quarter of 1999. On a year-to-date basis, AMIG's commissions and other policy acquisition costs and other operating and administrative expenses for the first nine months of 2000 increased 18.5% to $157.4 million from $132.8 million for the same nine-month period in 1999. These increases are due primarily to continued growth in net earned premiums plus an increase in the commission ratio due to a change in a quota share reinsurance arrangement with one of the major national accounts.

Property and Casualty Underwriting Results

	AMIG's property and casualty operations generated a pre-tax underwriting income of $3.0 million for the third quarter of 2000 compared to a pre-tax underwriting profit of $4.1 million for the same quarter in 1999. For the current quarter, AMIG's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 97.4% compared to 95.8% in the third quarter of 1999. On a year-to-date basis, AMIG's property and casualty pre-tax underwriting income decreased from $11.1 million in 1999 to $9.4 million during the first nine months of 2000. AMIG's combined ratio for its property and casualty business was 97.2% for the first nine months of 2000 compared to 96.2% for the same period in 1999.

Transportation
--------------

	M/G Transport, the Company's transportation subsidiary, reported revenues for the third quarter of $7.8 million compared with $7.2 million in the third quarter of 1999. Pre-tax operating profit increased from $0.4 million in 1999 to $0.7 million in 2000. The improved operating performance in the third quarter of 2000 was due primarily to increased demand for barite. On a year-to-date basis, revenues (excluding $1.0 million in capital gains) increased $0.1 from $22.7 million in 1999 to $22.8 million in 2000. Included in revenues for the first nine months of 2000 is a one-time gain of $1.0 million from the sale of transportation equipment. This gain has been treated as a capital gain and has been excluded from reported operating earnings. Operating pre-tax income increased $0.8 million in the first nine-months of 2000 from $0.9 million in 1999 to $1.7 million in 2000 due to a reduction of $1.1 million in operating costs.

Corporate
---------

	During the first nine months of 2000, Midland recorded a gain of $7.0 million from the curtailment of a portion of its pension plan. This gain was offset by excise taxes on the withdrawal of a portion of overfunded pension assets and by one-time expenses related to consulting agreements with retired executives. These transactions-exclusive of the excise tax-were included in the income statement as a credit to other operating and administrative expenses. The excise tax component was included in the Provision for Federal Income Tax. The net impact of these transactions was a net after-tax charge to earnings of one cent per share.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

	Cash flows from operating and investing activities were used to purchase marketable securities and to decrease the Company's short-term borrowings
(Other Notes Payable).

	Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet the Company's operating cash requirements for the next twelve months. The Company declared $2.1 million in dividends to its shareholders during the first nine months of 2000.

OTHER MATTERS

Comprehensive Income
--------------------

	The only difference between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three and nine-month periods ended September 30, 2000 and 1999, such net unrealized gains increased (decreased), net of related income tax effects, by the following amounts (in thousands):

					    2000        1999
					  --------   ---------

Three months ended September 30           $ 5,323    $( 7,408)
Nine months ended September 30            $ 4,646    $(19,141)

	Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

Acquisitions
------------

	AMIG acquired the operating assets of a relatively small business during the first nine months of 2000 and also acquired the operating assets of several businesses during the comparable period in 1999. These acquisitions were not material to the capital and liquidity of the Company. Management pursued these acquisitions to afford AMIG the opportunity to expand its service contract, loan facilitation, financial and insurance capabilities.

Private Securities Reform Act of 1995 - Forward Looking Statements Disclosure
-----------------------------------------------------------------------------

	Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include certain discussions concerning the year
2000 and beyond. The forward-looking statements involve risk and uncertainties that may cause results to differ materially from those anticipated in those statements. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions; fluctuations in the investment markets; changes in the retail marketplace; changes in the laws or regulations affecting the operations of the Company or its subsidiaries; changes in the business tactics or strategies of the Company, its subsidiaries or its current or anticipated business partners; acquisitions or divestitures; changes in market forces; litigation; and the other risk factors that have been identified in the Company's filings with the SEC, any one of which might materially affect the operations of the Company or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 1999.

			 PART II.  OTHER INFORMATION
		     THE MIDLAND COMPANY AND SUBSIDIARIES
			      September 30, 2000

Item 1. Legal Proceedings
	None.

Item 2. Changes in Securities
	None.

Item 3. Defaults Upon Senior Securities
	None.

Item 4. Submission of Matters to a Vote of Security Holders
	None.

Item 5. Other Information
	None.

Item 6. Exhibits and Reports on Form 8-K
	a) Exhibit 15 - Letter re: Unaudited Interim Financial Information.
	   Exhibit 27 - Financial Data Schedule
	b) Reports on Form 8-K -  None.

				  SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					   THE MIDLAND COMPANY

Date_________October 19, 2000_________     /s/John I. Von Lehman___________
					   John I. Von Lehman, Executive Vice
					   President, Chief Financial Officer
					   and Secretary