Form 10-K
period 2000-12-31
MIDLAND CO
filed 2001-03-30
CIK 66025

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

				  FORM 10-K

				ANNUAL REPORT

		      Pursuant to Section 13 or 15(d) of
		     the Securities Exchange Act of 1934

		 For the Fiscal Year Ended December 31, 2000

			Commission File Number - 1-6026

			     THE MIDLAND COMPANY

			     Incorporated in Ohio

		I.R.S. Employer Identification No. 31-0742526

			    7000 Midland Boulevard
			   Amelia, Ohio 45102-2607
			     Tel. (513) 943-7100


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

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

	The aggregate market value of the voting and non-voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant as of March 13, 2001 was $283,896,000 based on a closing price of $31.875 per share. As of March 13, 2001, 8,906,549 shares of no par value common stock were issued and outstanding.

		     Documents Incorporated by Reference

	Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV.

	Portions of the Registrant's Proxy Statement dated March 13, 2001 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 12, 2001 are incorporated by reference into Part III.

			     THE MIDLAND COMPANY

				  FORM 10-K

		   FOR FISCAL YEAR ENDED DECEMBER 31, 2000


Certain statements contained in this report that are not historical facts may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Midland Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Statements concerning expected financial performance, on-going business strategies and possible future action which The Midland Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors.

Factors which might cause deviations from the forward looking statements include, without limitation the following: 1) changes in the laws or regulations affecting the operations of the Company or any of its subsidiaries; 2) changes in the business tactics or strategies of the Company or any of its subsidiaries; 3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the Company or any of its subsidiaries; 4) changing market forces or litigation which necessitate, in management's judgment, changes in plans, strategy or tactics of the Company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in retail marketplace or fluctuations in interest rates, any one of which might materially affect the operations of the Company and/or its subsidiaries.

				    PART I

ITEM 1.  Business.
	 Incorporated by reference from the inside cover and pages 2 through 5, 7 through 17, 20 through 25 and pages 37 and 38 (Note 16) of the Registrant's 2000 Annual Report to Shareholders. The number of persons employed by the Registrant was approximately 1,000 at December 31, 2000.

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

	 The principle reason for differences between the loss and LAE liability reported in the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") and that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP") relates to the reporting of reinsurance recoverables as receivables for GAAP purposes and as a reduction in reserves for SAP purposes.

	 The following table provides an analysis of changes in loss and LAE reserves for 2000, 1999 and 1998 (net of reinsurance amounts) for the Company. Based on the information available during and at the end of 2000, 1999 and 1998, operations were credited $6,952,000, $10,178,000
	 and $2,120,000 in 2000, 1999 and 1998, respectively, as a result of a decrease in the estimated amounts needed to settle prior years' claims. Such reserve adjustments, which effected reported results of current operations during each of the years, resulted from developed losses from prior years being different than were anticipated when the liability for losses and loss adjustment expense were originally estimated. These development trends have been considered in establishing the current year liabilities.

Changes in Loss and LAE Reserves:
						(amounts in 000's)
					  2000         1999         1998
					-----------------------------------
Balance at January 1                    $113,439     $108,697     $108,334
 Less reinsurance recoverables            24,114       20,430       26,433
					-----------------------------------
Net balance at January 1                  89,325       88,267       81,901
					-----------------------------------

Incurred related to:
 Current year                            242,689      211,066      208,811
 Prior years                              (6,952)     (10,178)      (2,120)
					-----------------------------------
Total incurred                           235,737      200,888      206,691
					-----------------------------------

Paid related to:
 Current year                            186,498      159,045      157,530
 Prior years                              43,542       40,785       42,795
					-----------------------------------
Total paid                               230,040      199,830      200,325
					-----------------------------------

Net balance at
 December 31                              95,022       89,325       88,267
 Plus reinsurance recoverables            16,720       24,114       20,430
					-----------------------------------
Balance at December 31                  $111,742     $113,439     $108,697
					===================================

Analysis of Loss and LAE Reserve Development
The next table presents the development of the estimated liability for the ten years prior to 2000. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.

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

The table shows the cumulative redundancy (deficiency) developed with respect to the previously recorded liability for all years as of the end of 2000. For example, the Company's 1994 reserve of $37,481,000 has been re-estimated as of year-end 2000 to be $31,130,000, indicating a redundancy of $6,351,000.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2000, the Company had paid $30,846,000 of the currently estimated $31,130,000 of losses and LAE that had been incurred as of the end of 1994; thus an estimated $284,000 of losses incurred as of the end of 1994 remain unpaid as of the current financial statement date.

In using this information, it should be noted that this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Each amount in each column includes amounts applicable to the year over the column and all prior years. For example, the amounts included in the 1993 column include amounts related to 1993 and all prior years.

The Company's reserve development is unfavorable for 1995 and 1996 due to the Company's expansion into certain areas of commercial lines insurance. However, reserve development is favorable for 1997 through 1999 due to a reduction in the aforementioned commercial lines business combined with an overall strengthening of reserves.


						       Analysis of Loss and Loss Adjustment Expense Development
									  (Amounts in 000's)

Year Ended
  December 31          1990     1991     1992     1993     1994     1995     1996     1997     1998     1999     2000
		     --------------------------------------------------------------------------------------------------
Reserve for Unpaid
 Losses, Net of
 Reinsurance          $16,570  $19,089  $20,405  $27,744  $37,481  $47,712  $64,784  $81,901  $88,267  $89,325  $95,022

Net Reserve Re-estimated
  as of:
  One Year Later       15,492   17,160   18,425   25,668   30,134   51,483   70,014   79,781   78,089   82,373
  Two Years Later      14,859   15,699   18,451   22,686   32,074   53,467   67,310   77,148   77,774
  Three Years Later    13,841   15,202   16,871   21,154   31,880   52,418   66,442   76,110
  Four Years Later     13,929   14,497   16,616   20,966   31,734   51,688   66,060
  Five Years Later     13,663   14,393   16,505   20,688   31,155   51,087
  Six Years Later      13,598   14,373   16,445   20,629   31,130
  Seven Years Later    13,589   14,361   16,441   20,962
  Eight Years Later    13,579   14,354   16,542
  Nine Years Later     13,576   14,414
  Ten Years Later      13,576

Net Cumulative
   Redundancy
   (Deficiency)       $ 2,994  $ 4,675  $ 3,863  $ 6,782  $ 6,351  $(3,375) $(1,276) $ 5,791  $10,493  $ 6,952
		     ==========================================================================================

Net Cumulative
  Amount of
  Reserve Paid
  Through:
  One Year Later      $11,117  $10,937  $11,730  $ 9,684  $19,040  $31,471  $37,307  $42,795  $40,785  $43,532
  Two Years Later      12,488   12,685   14,397   18,445   26,471   41,785   51,461   57,677   55,959
  Three Years Later    12,965   13,588   15,923   19,930   29,237   47,434   58,716   65,610
  Four Years Later     13,208   14,171   16,312   20,427   30,425   49,596   61,913
  Five Years Later     13,471   14,307   16,381   20,558   30,770   50,051
  Six Years Later      13,530   14,331   16,420   20,598   30,846
  Seven Years Later    13,550   14,356   16,435   20,953
  Eight Years Later    13,574   14,354   16,542
  Nine Years Later     13,576   14,414
  Ten Years Later      13,576

Net Reserve - December 31               $20,405  $27,744  $37,481  $47,712  $64,784  $81,901  $88,267  $89,325  $95,022
Reinsurance Recoverables                  2,780    6,220   14,597   13,785   24,208   26,433   20,430   24,114   16,720
				       ----------------------------------------------------------------------------------
Gross Reserve-December 31               $23,185  $33,964  $52,078  $61,497  $88,992 $108,334 $108,697 $113,439 $111,742
				       ==================================================================================

Net Re-estimated Reserve                $16,542  $20,962  $31,130  $51,087  $66,060 $ 76,110 $ 77,774 $ 82,373
Re-estimated Reinsurance                $ 2,254  $ 4,700  $12,124  $14,760  $24,685 $ 24,564 $ 18,001 $ 22,237
				       ------------------------------------------------------------------------
Gross Re-estimated Reserve              $18,796  $25,662  $43,254  $65,847  $90,745 $100,674 $ 95,775 $104,610
				       ========================================================================

Gross Cumulative Redundancy
(Deficiency)                            $ 4,389  $ 8,302  $ 8,824  $(4,350) $(1,753)$  7,660 $ 12,922 $  8,829
				       ========================================================================


	 Seasonality and Reinsurance
	 Incurred losses, and thus the results of operations, for the Company are dependent in some respect on seasonal weather patterns.

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

	 Significant Customer
	 As indicated in Note 16 to the Company's 2000 consolidated financial statements, in 2000 and 1999, revenues (including amounts that are ultimately ceded to reinsurers) from one customer amounted to $77,395,000 and $64,621,000, respectively. That customer is Conseco Inc. which merged with Greentree Financial Corporation during 1999.

ITEM 2.  Properties.
	 The Company owns its 275,000 square foot principal offices located in Amelia, Ohio. The Company's insurance subsidiaries lease office space in Montgomery, Alabama, Atlanta, Georgia, St. Louis, Missouri, Auburn Hills, Michigan and Grand Rapids, Michigan. The Company's transportation subsidiaries lease offices in Metairie, Louisiana.

ITEM 3.  Legal Proceedings.
	 None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
	 None during the fourth quarter.

				   PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters. Incorporated by reference to pages 37 (Note 15) and 40 of the Registrant's 2000 Annual Report to Shareholders. The number of holders of the Company's common stock at December 31, 2000 was approximately 2,109. The Company's common stock is registered on the National Market
	 (MLAN).

ITEM 6.  Selected Financial Data.
	 Incorporated by reference to "Six Year Financial Summary Data" on pages 18 and 19 of the Registrant's 2000 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Incorporated by reference to pages 20 through 25 of the Registrant's 2000 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk Incorporated by reference to "Market Risk" section of Management's Discussion and Analysis of Financial Conditions and Results from Operations on pages 24 and 25 of the Registrant's 2000 Annual Report to Shareholders.

ITEM 8.  Financial Statements and Supplementary Data.
	 Incorporated by reference to pages 26 through 40 of the Registrant's 2000 Annual Report to Shareholders.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
	 None.
				       6

				   PART III

ITEM 10. Directors and Executive Officers of the Registrant.
	 Incorporated by reference to the Registrant's Proxy Statement dated March 13, 2001.

ITEM 11. Executive Compensation.
	 Incorporated by reference to the Registrant's Proxy Statement dated March 13, 2001.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant's Proxy Statement dated March 13, 2001.

ITEM 13. Certain Relationships and Related Transactions.
	 Incorporated by reference to the Registrant's Proxy Statement dated March 13, 2001.


				   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	 (a)     1.      Financial Statements.

			 Incorporated by reference in Part II of this report:
			     Independent Auditors' Report.
			     Consolidated Balance Sheets, December 31, 2000 and
			      1999.
			     Consolidated Statements of Income for the Years
			      Ended December 31, 2000, 1999 and 1998.
			     Consolidated Statements of Changes in Shareholders'
			      Equity for the Years Ended December 31, 2000, 1999 and 1998.
			     Consolidated Statements of Cash Flows for the Years
			      Ended December 31, 2000, 1999 and 1998.
			     Notes to Consolidated Financial Statements.

	 (a)     2.      Financial Statement Schedules.

			 Included in Part IV of this report:
									 Page
									 ----
			     Independent Auditors' Consent and Report
			      on Schedules.                               11
			     Schedule I - Summary of Investments -
			      Other Than Investments in Related
			      Parties - December 31, 2000                 12
			     Schedule II - Condensed Financial
			      Information of Registrant                13-17
			     Schedule III - Supplementary Insurance
			      Information for the Years Ended December
			      31, 2000, 1999 and 1998                     18
			     Schedule IV - Reinsurance for the Years
			      Ended December 31, 2000, 1999 and 1998      19
			     Schedule V - Valuation and Qualifying
			      Accounts for the Years Ended December 31,
			      2000, 1999 and 1998                         20
			     Schedule VI - Supplemental Information
			      Concerning Property-Casualty Insurance
			      Operations for the Years Ended December
			      31, 2000, 1999 and 1998                     21

			     All other schedules for which provision is made in
			 the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions, are inapplicable or the information is included in the financial statements or notes thereto.

									 Page
									 ----
	 (a)     3.      Exhibits.


		     3.1 Articles of Incorporation - Filed as Exhibit 3(i) to the Registrant's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

		     3.2 Code of Regulations (Amended and Restated) - Filed as Exhibit 3(ii) to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

		    10.1 The Midland Company 1992 Employee Incentive Stock Plan (Amended and Restated)* - Filed herewith as Exhibit 10.1.

		    10.2 The Midland Company 1972 Stock Option Plan* - Incorporated by Reference to Registrant's Registration Statement No. 33-48511 on Form S-8.

		    10.3    Annual Incentive Plan* - Filed herewith as
			    Exhibit 10.3.

		    10.4 Consulting Agreements with J. P. Hayden, Jr., Michael J. Conaton, John R. LaBar and
			    Robert W. Hayden - Filed herewith as
			    Exhibits 10.4(a)*, 10.4(b)*, 10.4(c)* and
			    10.4(d)*.

		    10.5 Employee Retention Agreements with Joseph P. Hayden III, John W. Hayden, John I. Von Lehman and Paul T. Brizzolara - Filed herewith as Exhibits 10.5(a)*, 10.5(b)*, 10.5(c)* and
			    10.5(d)*.

		    10.6 The Midland Guardian Co. Salaried Employees 401(k) Savings Plan, The Midland Company 2000 Associate Discount Stock Purchase Plan and The Midland Company Stock Option Plan for Non-Employee Directors - Incorporated by Reference to Registrant's Registration Statement No. 333-40560 on Form S-8.

		    13. 2000 Annual Report to Shareholders filed herewith.

		    21.     Subsidiaries of the Registrant.               22

		    22. Published Report Regarding Matters Submitted to Vote of Security Holders - Incorporated by Reference to the Registrant's Proxy Statement dated March 13, 2001.

		    23. Independent Auditors' Consent - Included in Consent and Report on Schedules referred to under Item 14(a)2 above.


			    * Management Compensatory Plan or Arrangement


	 (b)             Reports on Form 8-K - None during 2000.

				  SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					   THE MIDLAND COMPANY

      Signature                       Title                    Date


/S/J. P. Hayden, III           Chairman of the Board and   March 28, 2001
(J. P. Hayden, III)             Chief Operating Officer





/S/John W. Hayden              President and               March 28, 2001
(John W. Hayden)                Chief Executive Officer





/S/John I. Von Lehman          Executive Vice President,   March 28, 2001
(John I. Von Lehman)            Chief Financial and
				Accounting Officer
				and Secretary

				  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

					   THE MIDLAND COMPANY

      Signature                       Title                    Date

/S/James E. Bushman            Director and Member         March 28, 2001
(James E. Bushman)              of Audit Committee

/S/James H. Carey              Director and Member         March 28, 2001
(James H. Carey)                of Audit Committee

/S/Michael J. Conaton          Director                    March 28, 2001
(Michael J. Conaton)

/S/Jerry A. Grundhofer         Director                    March 28, 2001
(Jerry A. Grundhofer)

/S/J. P. Hayden, Jr.           Chairman of the Executive   March 28, 2001
(J. P. Hayden, Jr.)             Committee of the Board
				and Director

/S/J. P. Hayden, III           Chairman of the Board,      March 28, 2001
(J. P. Hayden, III)             Chief Operating Officer
				and Director

/S/John W. Hayden              President, Chief Executive  March 28, 2001
(John W. Hayden)                Officer and Director

/S/Robert W. Hayden            Director                    March 28, 2001
(Robert W. Hayden)

/S/William T. Hayden           Director                    March 28, 2001
(William T. Hayden)

/S/William J. Keating          Director                    March 28, 2001
(William J. Keating)

/S/John R. LaBar               Director                    March 28, 2001
(John R. LaBar)

/S/David B. O'Maley            Director                    March 28, 2001
(David B. O'Maley)

/S/John M. O'Mara              Director and Member         March 28, 2001
(John M. O'Mara)                of Audit Committee

/S/Glenn E. Schembechler       Director and Member         March 28, 2001
(Glenn E. Schembechler)         of Audit Committee

/S/Marie Francis Thrailkill,   Director                    March 28, 2001
 OSU Ed.D.
(Marie Francis Thrailkill,
 OSU Ed.D.)

/S/John I. Von Lehman          Executive Vice President,   March 28, 2001
(John I. Von Lehman)            Chief Financial and
				Accounting Officer,
				Secretary and Director

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES



To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statements No. 33-64821 on Form S-3 and Nos. 33-48511 and 333-40560 on Form S-8 of The Midland Company of our report dated February 8, 2001, incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 2000.

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



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Cincinnat, Ohio 45201-5340

March 23, 2001


				 THE MIDLAND COMPANY AND SUBSIDIARIES

				  Schedule I - Summary of Investments
			       Other than Investments in Related Parties
					   December 31, 2000



		Column A                                     Column B       Column C        Column D
--------------------------------------------------------------------------------------------------------
											    Amount at
											   Which Shown
											 in the Balance
	    Type of Investment                                 Cost           Value          Sheet
--------------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
  Bonds:
    United States Government and government
      agencies and authorities                             $ 79,535,000    $82,044,000    $ 82,044,000
    States, municipalities and political subdivisions       172,824,000    176,121,000     176,121,000
    Mortgage-backed securities                               74,122,000     75,234,000      75,234,000
    Foreign governments                                       4,589,000      4,406,000       4,406,000
    Public utilities                                          6,785,000      6,702,000       6,702,000
    All other corporate bonds                               118,125,000    117,772,000     117,772,000
							   ---------------------------------------------

    Total                                                   455,980,000    462,279,000     462,279,000
							   ---------------------------------------------

Equity securities, available-for-sale:
  Common stocks:
    Public utilities                                          1,823,000      2,266,000       2,266,000
    Banks, trusts and insurance companies                     8,502,000     66,163,000      66,163,000
    Industrial, miscellaneous and all other                  42,543,000     60,105,000      60,105,000
    Nonredeemable preferred stocks                           21,597,000     23,268,000      23,268,000
							   ---------------------------------------------

    Total                                                    74,465,000    151,802,000     151,802,000
							   ---------------------------------------------

Accrued interest and dividends                                7,823,000       XXXXXXX        7,823,000
							   ---------------------------------------------

Mortgage loans on real estate                                 8,016,000       XXXXXXX        8,016,000
							   ---------------------------------------------

Short-term investments                                       62,737,000       XXXXXXX       62,737,000
							   ---------------------------------------------

    Total Investments                                      $609,021,000       XXXXXXX     $692,657,000
							   =============================================


		       THE MIDLAND COMPANY (Parent Only)


	 Schedule II - Condensed Financial Information of Registrant
		     Condensed Balance Sheet Information
			  December 31, 2000 and 1999


		    ASSETS                          2000              1999
					       -------------     -------------

Cash                                           $     68,000      $    148,000
					       -------------     -------------

Marketable Securities Available
 for Sale (at market value):
   Debt Securities (cost, $353,000 in 2000
     and $122,000 in 1999)                          353,000           122,000
   Equity (cost, $342,000 in 2000 and
     also in 1999)                                2,964,000         2,696,000
					       -------------     -------------
       Total                                      3,317,000         2,818,000
					       -------------     -------------

Receivables - Net                                16,152,000        11,042,000
					       -------------     -------------

Intercompany Receivables                         16,902,000         9,637,000
					       -------------     -------------

Property, Plant and Equipment (at cost):         37,480,000        37,315,000
   Less Accumulated Depreciation                  9,114,000         7,289,000
					       -------------     -------------
	Net                                      28,366,000        30,026,000
					       -------------     -------------

Other Assets                                      6,571,000         5,558,000
					       -------------     -------------

Investments in Subsidiaries (at equity)         278,755,000       250,179,000
					       -------------     -------------

	Total Assets                           $350,131,000      $309,408,000
					       =============     =============

		      THE MIDLAND COMPANY (Parent Only)


	 Schedule II - Condensed Financial Information of Registrant
		     Condensed Balance Sheet Information
			  December 31, 2000 and 1999


LIABILITIES AND SHAREHOLDERS' EQUITY                2000              1999
					       -------------     -------------

Notes Payable Within One Year:
  Banks (including current portion of
   long-term debt)                             $ 39,706,000      $ 21,297,000
  Commercial Paper                                6,020,000         5,550,000
					       -------------     -------------
	Total                                    45,726,000        26,847,000
					       -------------     -------------

Other Payables and Accruals                       4,009,000         6,634,000
					       -------------     -------------

Long - Term Debt                                 17,219,000        17,925,000
					       -------------     -------------

Shareholders' Equity:
  Common Stock - No Par (issued and
   outstanding: 9,000,000 shares at
   December 31, 2000 and 9,516,000 shares
   at December 31, 1999 after deducting
   treasury stock of 1,928,000 shares
   and 1,412,000 shares, respectively)              911,000           911,000
  Additional Paid - in Capital                   19,838,000        18,583,000
  Retained Earnings                             239,679,000       207,005,000
  Accumulated Other Comprehensive Income         54,396,000        49,388,000
  Treasury Stock (at cost)                      (30,404,000)      (15,786,000)
  Unvested Restricted Stock Awards               (1,243,000)       (2,099,000)
					       -------------     -------------

	Total                                   283,177,000       258,002,000
					       -------------     -------------

	Total Liabilities and
	 Shareholders' Equity                  $350,131,000      $309,408,000
					       =============     =============

		       THE MIDLAND COMPANY (Parent Only)

	 Schedule II - Condensed Financial Information of Registrant
		  Condensed Statements of Income Information
	     For the Years Ended December 31, 2000, 1999 and 1998

					   2000          1999          1998
				       ------------- ------------- -------------
Revenues:
 Dividends from Subsidiaries           $ 13,529,000  $  9,000,000  $  3,000,000
 All Other Income, Primarily Charges
  to Subsidiaries                         6,317,000     6,359,000     6,934,000
				       ------------- ------------- -------------

	Total Revenues                   19,846,000    15,359,000     9,934,000
				       ------------- ------------- -------------

Expenses:
  Interest Expense                        3,745,000     3,391,000     3,971,000
  Depreciation and Amortization           2,458,000     3,973,000     2,701,000
  All Other Expenses                      2,975,000     1,786,000     2,303,000
				       ------------- ------------- -------------

	Total Expenses                    9,178,000     9,150,000     8,975,000
				       ------------- ------------- -------------

 Income Before Federal Income Tax        10,668,000     6,209,000       959,000
 Provision (Credit) for Federal
  Income Tax                             (1,053,000)   (1,023,000)   (1,023,000)
				       ------------- ------------- -------------
 Income Before Change in Undistributed
  Income of Subsidiaries                 11,721,000     7,232,000     1,982,000

 Change in Undistributed Income
  of Subsidiaries                        23,742,000    23,947,000    24,950,000
				       ------------- ------------- -------------

	Net Income                     $ 35,463,000  $ 31,179,000  $ 26,932,000
				       ============= ============= =============

		       THE MIDLAND COMPANY (Parent Only)

	   Schedule II - Condensed Financial Information of Registrant Condensed Statements of Cash Flows Information
	     For the Years Ended December 31, 2000, 1999 and 1998



					   2000          1999          1998
				       ------------- ------------- -------------
Cash Flows from Operating Activities:
  Net income                           $ 35,463,000  $ 31,179,000  $ 26,932,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Increase in undistributed income
     of subsidiaries                    (23,742,000)  (23,947,000)  (24,950,000)
    Increase in receivables              (4,631,000)   (1,170,000)   (1,922,000)
    Increase (decrease) in other
     payables and accruals               (2,723,000)    2,422,000       153,000
    Depreciation and amortization         2,458,000     3,973,000     2,701,000
    Decrease (increase) in other assets  (1,013,000)    8,004,000    (1,142,000)
    Other - net                               2,000        19,000       251,000
				       ------------- ------------- -------------

       Net Cash Provided by
	   Operating Activities           5,814,000    20,480,000     2,023,000
				       ------------- ------------- -------------

Cash Flows from Investing Activities:
  Acquisition of property, plant and
   equipment                               (259,000)     (279,000)   (1,657,000)
  Change in investments (excluding
   unrealized appreciation/
   depreciation)                           (232,000)      373,000     1,943,000
  Sale of property, plant and
   equipment and other real
   estate - net                              24,000       214,000     5,969,000
				       ------------- ------------- -------------

       Net Cash Provided by (Used in)
	   Investing Activities            (467,000)      308,000     6,255,000
				       ------------- ------------- -------------

Cash Flows from Financing Activities:
  Increase (decrease) in short - term
   borrowings                            19,470,000     4,028,000    (8,269,000)
  Purchase of treasury stock            (15,432,000)   (3,709,000)   (1,271,000)
  Net change in intercompany accounts    (6,489,000)  (12,080,000)    2,968,000
  Dividends paid                         (2,747,000)   (2,515,000)   (1,746,000)
  Decrease in long - term debt           (1,297,000)   (8,760,000)   (1,458,000)
  Issuance of treasury stock              1,068,000     2,300,000     1,358,000
				       ------------- ------------- -------------

       Net Cash Used in
	   Financing Activities          (5,427,000)  (20,736,000)   (8,418,000)
				       ------------- ------------- -------------

Net Increase (Decrease) in Cash             (80,000)       52,000      (140,000)

Cash at Beginning of Year                   148,000        96,000       236,000
				       ------------- ------------- -------------

Cash at End of Year                    $     68,000  $    148,000  $     96,000
				       ============= ============= =============

		      THE MIDLAND COMPANY (Parent Only)

	 Schedule II - Condensed Financial Information of Registrant
		   Notes to Condensed Financial Information
		For the Years Ended December 31, 2000 and 1999


The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 2000 Annual Report to Shareholders.

Total debt of the Registrant (parent only) consists of the following:


						     DECEMBER 31,
						2000              1999
					    ------------      ------------
Short - Term Bank Borrowings                $39,000,000       $20,000,000
Commercial Paper                              6,020,000         5,550,000
Mortgage Notes:
     7.10% - Due January 1, 2001                     -            642,000
     6.83% - Due December 20, 2005           17,925,000        18,580,000
					    ------------      ------------

	Total Debt                          $62,945,000       $44,772,000
					    ============      ============

See Notes 6 and 7 to the consolidated financial statements included in the 2000 Annual Report to Shareholders for further information on the Company's outstanding debt at December 31, 2000.

The amount of debt that becomes due during each of the next five years is as follows: 2001 - $706,000; 2002 - $756,000; 2003 - $810,000; 2004 - $865,000;
2005 - $930,000; 2006 and thereafter - $13,858,000.


				   THE MIDLAND COMPANY AND SUBSIDIARIES

			    Schedule III - Supplementary Insurance Information
			   For the Years Ended December 31, 2000, 1999 and 1998
					       (Amounts in 000's)

   Column A                Column B     Column C      Column D    Column E      Column F   Column G

					Future
					Policy
			   Deferred     Benefits,                 Other Policy
			   Policy       Losses,                   Claims and               Net
			   Acquisition  Claims and    Unearned    Benefits      Premium    Investment
			   Cost         Loss Expenses Premiums    Payable       Revenue    Income (1)
			   ---------------------------------------------------------------------------
2000
 Manufactured Housing      $ 67,026                   $228,665                  $309,943   $20,787
 Other Insurance             24,548                    128,520                   146,177    11,272
 Unallocated Amounts                     135,887                                                25
 Inter-segment Elimination                                                                  (1,310)
			   ---------------------------------------------------------------------------
  Total                    $ 91,574     $135,887      $357,185    $   -         $456,120   $30,774
			   ===========================================================================

1999
 Manufactured Housing      $ 60,112                   $215,437                  $283,332   $15,526
 Other Insurance             25,056                     97,401                   117,659    10,631
 Unallocated Amounts                     133,713                                                19
 Inter-segment Elimination                                                                    (884)
			   ---------------------------------------------------------------------------
  Total                    $ 85,168     $133,713      $312,838    $   -         $400,991   $25,292
			   ===========================================================================
1998
 Manufactured Housing      $ 44,317                   $192,323                  $258,638   $14,875
 Other Insurance             19,645                     62,792                   116,840     9,923
 Unallocated Amounts                     125,496                                                34
 Inter-segment Elimination                                                                    (924)
			   ---------------------------------------------------------------------------
  Total                    $ 63,962     $125,496      $255,115    $   -         $375,478   $23,908
			   ===========================================================================

			   Column H      Column I         Column J       Column K


			   Benefits,      Amortization of
			   Claims, Losses Deferred Policy Other
			   and Settlement Acquisition     Operating      Premiums
			   Expenses       Costs           Expenses (1)   Written
			   --------------------------------------------------------

2000
 Manufactured Housing      $156,517       $ 94,940        $ 41,684       $323,165
 Other Insurance             84,163         42,113          29,071        153,682   (2)
 Unallocated Amounts
 Inter-segment Elimination
			   -------------------------------------------  ----------
  Total                    $240,680       $137,053        $ 70,755       $476,847
			   ===========================================  ==========

1999
 Manufactured Housing      $133,436        $ 82,302        $ 40,079       $306,446
 Other Insurance             70,929          31,910          26,462        137,049   (2)
 Unallocated Amounts
 Inter-segment Elimination
			   --------------------------------------------  ----------
  Total                    $204,365        $114,212        $ 66,541       $443,495
			   ============================================  ==========
1998
 Manufactured Housing      $137,483        $ 71,288        $ 33,133       $283,020
 Other Insurance             72,532          31,881          21,176        110,987   (2)
 Unallocated Amounts
 Inter-segment Elimination
			   --------------------------------------------  ----------
  Total                    $210,015        $103,169        $ 54,309       $394,007
			   ============================================  ==========



Notes to Schedule III:
----------------------

(1)  Net investment income is allocated to insurance segments based upon a combination of
	premium cash flow and equity data.  Other operating expenses include expenses
	directly related to the segments and expenses allocated to the segments based on
	historical usage factors.

(2)  Includes other property and casualty insurance and accident and health insurance
	($7,632, $3,632 and $2,237 for 2000, 1999 and 1998, respectively).



					 THE MIDLAND COMPANY AND SUBSIDIARIES

					      Schedule IV - Reinsurance
				 For the Years Ended December 31, 2000, 1999 and 1998



   Column A                         Column B           Column C          Column D          Column E        Column F

						       Ceded to           Assumed                        Percentage of
				       Gross             Other          from Other            Net       Amount Assumed
				      Amount           Companies         Companies          Amount          to Net
				    -----------------------------------------------------------------------------------
2000
----
Life Insurance in Force             $731,201,000      $415,567,000      $55,023,000      $370,657,000           14.8%
				    ===================================================================================

Insurance Premiums and
  Other Considerations:
    Life and Health Insurance       $ 20,693,000      $ 11,403,000      $ 1,331,000      $ 10,621,000           12.5%
    Property & Liability Insurance   434,565,000        30,766,000       41,700,000       445,499,000            9.4%
				    -----------------------------------------------------------------------------------
	 Total Premiums             $455,258,000      $ 42,169,000      $43,031,000      $456,120,000            9.4%
				    ===================================================================================

1999
----
Life Insurance in Force             $507,134,000      $233,506,000      $23,359,000      $296,987,000            7.9%
				    ===================================================================================

Insurance Premiums and
  Other Considerations:
    Life and Health Insurance       $ 14,315,000      $  6,346,000      $   333,000      $  8,302,000            4.0%
    Property & Liability Insurance   409,506,000        55,620,000       38,803,000       392,689,000            9.9%
				    -----------------------------------------------------------------------------------
	 Total Premiums             $423,821,000      $ 61,966,000      $39,136,000      $400,991,000            9.8%
				    ===================================================================================

1998
----
Life Insurance in Force             $416,892,000      $167,412,000      $ 1,895,000      $251,375,000            0.8%
				    ===================================================================================

Insurance Premiums and
  Other Considerations:
    Life and Health Insurance       $ 10,374,000      $  4,058,000      $   111,000      $  6,427,000            1.7%
    Property & Liability Insurance   394,166,000        60,573,000       35,458,000       369,051,000            9.6%
				    -----------------------------------------------------------------------------------
	 Total Premiums             $404,540,000      $ 64,631,000      $35,569,000      $375,478,000            9.5%
				    ===================================================================================


		     THE MIDLAND COMPANY AND SUBSIDIARIES

		Schedule V - Valuation and Qualifying Accounts
	     For the Years Ended December 31, 2000, 1999 and 1998


					     ADDITIONS
					      CHARGED
			       BALANCE AT  (CREDITED) TO               BALANCE
			       BEGINNING     COSTS AND   DEDUCTIONS    AT END
DESCRIPTION                    OF PERIOD     EXPENSES    (ADDITIONS)  OF PERIOD
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000:

  Allowance For Losses         $807,000      $ 84,000    $ 65,000 (1)  $826,000


YEAR ENDED DECEMBER 31, 1999:

  Allowance For Losses         $753,000      $192,000    $138,000 (1)  $807,000


YEAR ENDED DECEMBER 31, 1998:

  Allowance For Losses         $753,000      $176,000    $176,000 (1)  $753,000


NOTES:
(1) Accounts written off are net of recoveries.


				    THE MIDLAND COMPANY AND SUBSIDIARIES

	 Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations
			   For the Years Ended December 31, 2000, 1999 and 1998
					    (Amounts in 000's)


  Column A                Column B     Column C       Column D       Column E        Column F     Column G




				      Reserves for
			  Deferred   Unpaid Claims    Discount,
Affiliation                Policy      and Claim       if any,                                      Net
with                    Acquisition    Adjustment    Deducted in     Unearned        Earned      Investment
Registrant                 Costs        Expenses      Column C       Premiums       Premiums       Income
------------------------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Subsidiaries

2000                    $   82,575    $  129,596     $   -         $  308,282     $  445,499     $   28,589
			===========   ===========    ==========    ===========    ===========    ===========

1999                    $   76,031    $  128,467     $   -         $  281,442     $  392,689     $   23,746
			===========   ===========    ==========    ===========    ===========    ===========

1998                    $   59,736    $  121,154     $   -         $  236,171     $  369,051     $   22,468
			===========   ===========    ==========    ===========    ===========    ===========

				Column H           Column I        Column J        Column K

				Claims and
				  Claim
				Adjustment
				 Expenses         Amortization
				 Incurred          of Deferred   Paid Claims
				Related to           Policy       and Claim
			   Current       Prior     Acquisition    Adjustment     Premiums
			    Year         Years        Costs        Expenses      Written
------------------------------------------------------------------------------------------
Consolidated
Property-Casualty
Subsidiaries

2000                    $  242,689    $  (6,952)   $  130,275    $  230,040      $469,215
			===========   ==========   ===========   ===========     =========

1999                    $  211,066    $ (10,178)   $  108,689    $  199,830      $439,863
			===========   ==========   ===========   ===========     =========

1998                    $  208,811    $  (2,120)   $  100,190    $  200,325      $391,770
			===========   ==========   ===========   ===========     =========

Note:  Certain amounts above will not agree with Schedule III because other insurance amounts in Schedule III include life and accident and health insurance.
