Form 10-Q
period 2001-03-31
MIDLAND CO
filed 2001-04-30
CIK 66025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2001
                                 -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------------------------------

Commission file number                              1-6026
                               ---------------------------------------------

                               The Midland Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                       31-0742526
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
           or organization)                             Identification No.)

                 7000 Midland Boulevard, Amelia, Ohio 45102-2607
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (513) 943-7100
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
   (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes       X   .   No        .
       -------        ------

         The number of common shares outstanding as of April 24, 2001 was 8,911,426.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                Amounts in 000's


                                                                                     (UNAUDITED)
                                                                                      MARCH 31,              DEC. 31,
                                      ASSETS                                             2001                  2000
                                                                                    --------------        -------------
MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $505,415 at March 31, 2001 and
    $534,038 at December 31, 2000)                                                       $ 518,347            $ 540,337
  Equity (cost, $77,693 at March 31, 2001 and
    $74,983 at December 31, 2000)                                                          143,935              152,320
                                                                                    --------------        -------------
    Total                                                                                  662,282              692,657
                                                                                    --------------        -------------

CASH                                                                                         7,187               8,391
                                                                                    --------------        -------------

ACCOUNTS RECEIVABLE - NET                                                                   71,805               70,396
                                                                                    --------------        -------------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                                                              47,463               46,030
                                                                                    --------------        -------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                         56,195               56,976
                                                                                    --------------        -------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                                                 91,855               91,574
                                                                                    --------------        -------------

OTHER ASSETS                                                                                22,273               27,826
                                                                                    --------------        -------------

   TOTAL ASSETS                                                                          $ 959,060            $ 993,850
                                                                                    ==============        =============


See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                AMOUNTS IN 000'S


                                                                                    (UNAUDITED)
                                                                                     MARCH 31,            DEC. 31,
                       LIABILITIES & SHAREHOLDERS' EQUITY                              2001                 2000
                                                                                  --------------       --------------

UNEARNED INSURANCE PREMIUMS                                                            $ 359,850            $ 357,185
                                                                                  --------------       --------------

INSURANCE LOSS RESERVES                                                                  131,675              135,887
                                                                                  --------------       --------------

INSURANCE COMMISSIONS PAYABLE                                                             18,906               22,181
                                                                                  --------------       --------------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                                                 1,943                2,803
                                                                                  --------------       --------------

LONG-TERM DEBT                                                                            39,674               40,025
                                                                                  --------------       --------------

OTHER NOTES PAYABLE:
  Banks                                                                                   18,000               39,000
  Commercial paper                                                                        14,285                6,020
                                                                                  --------------       --------------
    Total                                                                                 32,285               45,020
                                                                                  --------------       --------------

DEFERRED FEDERAL INCOME TAX                                                               31,397               32,938
                                                                                  --------------       --------------

OTHER PAYABLES AND ACCRUALS                                                               58,442               74,634
                                                                                  --------------       --------------

COMMITMENTS AND CONTINGENCIES                                                                  -                    -
                                                                                  --------------       --------------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 8,910 shares at March 31, 2001 and 9,000 shares at December 31, 2000 after deducting treasury stock of 2,018 shares
    and 1,928 shares, respectively)                                                          911                  911
  Additional paid-in capital                                                              19,890               19,838
  Retained earnings                                                                      248,658              239,679
  Accumulated other comprehensive income                                                  51,473               54,396
  Treasury stock - at cost                                                               (34,943)             (30,404)
  Unvested restricted stock awards                                                        (1,101)              (1,243)
                                                                                  --------------       --------------

    Total                                                                                284,888              283,177
                                                                                  --------------       --------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 959,060            $ 993,850
                                                                                  ==============       ==============



See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
             STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                     AMOUNTS IN 000'S EXCEPT PER SHARE DATA


                                                                    2001                 2000
                                                             -------------------  --------------------
REVENUES:
  Insurance:
    Premiums earned                                                   $ 118,571             $ 110,498
    Net investment income                                                 8,834                 7,061
    Net realized investment gains                                         1,071                 1,882
    Other insurance income                                                1,771                 1,959
  Transportation                                                          9,606                 7,000
  Other                                                                     129                   341
                                                             -------------------  --------------------
    Total                                                               139,982               128,741
                                                             -------------------  --------------------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses                                  62,266                54,976
    Commissions and other policy acquisition costs                       34,759                34,862
    Operating and administrative expenses                                19,065                17,833
  Transportation operating expenses                                       8,572                 6,310
  Interest expense                                                        1,413                   888
  Other operating and administrative expenses                               291                   851
                                                             -------------------  --------------------
    Total                                                               126,366               115,720
                                                             -------------------  --------------------

INCOME BEFORE FEDERAL INCOME TAX                                         13,616                13,021

PROVISION FOR FEDERAL INCOME TAX                                          3,924                 3,838
                                                             -------------------  --------------------

   NET INCOME                                                         $   9,692             $   9,183
                                                             ===================  ====================
BASIC EARNINGS  PER SHARE
  OF COMMON STOCK                                                     $    1.11             $    1.00
                                                             ===================  ====================
DILUTED EARNINGS PER SHARE
  OF COMMON STOCK                                                     $    1.07             $    0.97
                                                             ===================  ====================
CASH DIVIDENDS PER SHARE
  OF COMMON STOCK - DECLARED                                          $   0.080             $   0.075
                                                             ===================  ====================

See notes to condensed consolidated financial statements.


                                         THE MIDLAND COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                                                   AMOUNTS IN 000's

                                                                                                       ACCUMULATED
                                                                       ADDITIONAL                       OTHER COM-
                                                          COMMON        PAID-IN        RETAINED         PREHENSIVE
                                                           STOCK        CAPITAL        EARNINGS           INCOME
                                                       -----------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                     $ 911       $ 18,583       $ 207,005           $ 49,388
  Comprehensive income:
    Net income                                                                                9,183
    Increase in unrealized gain on
      marketable securities, net of related
      income tax effect of $2,629                                                                                4,883

        Total comprehensive income

  Purchase of treasury stock
  Issuance of treasury stock for options
     exercised and employee savings plan                                         90
  Cash dividends declared                                                                      (709)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                       229
  Amortization and cancellation of
    unvested restricted stock awards
                                                       -----------------------------------------------------------------

BALANCE, MARCH 31, 2000                                        $ 911       $ 18,902       $ 215,479           $ 54,271
                                                       =================================================================

BALANCE, DECEMBER 31, 2000                                     $ 911       $ 19,838       $ 239,679           $ 54,396
  Comprehensive income:
    Net income                                                                                9,692
    Decrease in unrealized gain on
      marketable securities, net of related
      income tax effect of $(1,542)                                                                             (2,923)

        Total comprehensive income

  Purchase of treasury stock
  Issuance of treasury stock for options
     exercised and employee savings plan                                       (751)
  Cash dividends declared                                                                      (713)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                       803
  Amortization and cancellation of
    unvested restricted stock awards
                                                       -----------------------------------------------------------------

BALANCE, MARCH 31, 2001                                        $ 911       $ 19,890       $ 248,658           $ 51,473
                                                       =================================================================





                                                                      UNVESTED
                                                                     RESTRICTED                      COMPRE-
                                                       TREASURY         STOCK                        HENSIVE
                                                        STOCK          AWARDS          TOTAL         INCOME
                                                      ----------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                $(15,786)       $ (2,099)     $ 258,002
  Comprehensive income:
    Net income                                                                              9,183       $ 9,183
    Increase in unrealized gain on
      marketable securities, net of related
      income tax effect of $2,629                                                           4,883         4,883
                                                                                                  --------------
        Total comprehensive income                                                                     $ 14,066
                                                                                                  ==============
  Purchase of treasury stock                                (1,595)                        (1,595)
  Issuance of treasury stock for options
     exercised and employee savings plan                       115                            205
  Cash dividends declared                                                                    (709)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                                     229
  Amortization and cancellation of
    unvested restricted stock awards                                           187            187
                                                      --------------------------------------------

BALANCE, MARCH 31, 2000                                   $(17,266)       $ (1,912)     $ 270,385
                                                      ============================================

BALANCE, DECEMBER 31, 2000                                $(30,404)       $ (1,243)     $ 283,177
  Comprehensive income:
    Net income                                                                              9,692       $ 9,692
    Decrease in unrealized gain on
      marketable securities, net of related
      income tax effect of $(1,542)                                                        (2,923)       (2,923)
                                                                                                  --------------
        Total comprehensive income                                                                      $ 6,769
                                                                                                  ==============
  Purchase of treasury stock                                (6,598)                        (6,598)
  Issuance of treasury stock for options
     exercised and employee savings plan                     2,059                          1,308
  Cash dividends declared                                                                    (713)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                                     803
  Amortization and cancellation of
    unvested restricted stock awards                                           142            142
                                                      --------------------------------------------

BALANCE, MARCH 31, 2001                                   $(34,943)       $ (1,101)     $ 284,888
                                                      ============================================



See notes to condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE-MONTHS ENDED MARCH 31, 2001 AND 2000
                                 AMOUNT IN 000'S


                                                                                        2001                   2000
                                                                                 -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $ 9,692                $ 9,183
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                             2,087                  2,241
    Net realized investment gains                                                            (1,071)                (1,882)
    Increase (decrease) in other accounts payable and accruals                              (15,418)                   344
    Decrease (increase) in other assets                                                       5,406                   (732)
    Increase (decrease) in insurance loss reserves                                           (4,212)                   556
    Decrease in insurance commissions payable                                                (3,275)                (2,020)
    Increase in unearned insurance premiums                                                   2,665                  9,427
    Increase in reinsurance recoverables and prepaid
      reinsurance premiums                                                                   (1,433)                (3,825)
    Increase in net accounts receivable                                                      (1,409)                (4,782)
    Decrease in funds held under reinsurance
      agreements and reinsurance payables                                                      (860)                  (124)
    Increase in deferred insurance policy acquisition costs                                    (281)                (1,827)
    Other-net                                                                                  (129)                   714
                                                                                 -------------------    -------------------

      Net cash provided by (used in) operating activities                                    (8,238)                 7,273
                                                                                 -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of marketable securities                                                         (79,108)               (53,519)
  Sale of marketable securities                                                              58,114                 64,508
  Decrease (increase) in cash equivalent marketable securities                               42,363                (10,913)
  Maturity of marketable securities                                                           5,681                 10,366
  Acquisition of property, plant and equipment                                               (1,070)                  (423)
  Proceeds from sale of property, plant and equipment                                           114                     43
  Net cash used in business acquisition                                                           -                 (2,471)
                                                                                 -------------------    -------------------

      Net cash provided by investing activities                                              26,094                  7,591
                                                                                 -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Decrease in net short-term borrowings                                                     (12,735)               (15,513)
  Purchase of treasury stock                                                                 (6,598)                (1,595)
  Issuance of treasury stock                                                                  1,308                    205
  Dividends paid                                                                               (684)                  (641)
  Repayment of long-term debt                                                                  (351)                  (640)
                                                                                 -------------------    -------------------

      Net cash used in financing activities                                                 (19,060)               (18,184)
                                                                                 -------------------    -------------------

NET DECREASE IN CASH                                                                         (1,204)                (3,320)

CASH AT BEGINNING OF PERIOD                                                                   8,391                 10,098
                                                                                 -------------------    -------------------

CASH AT END OF PERIOD                                                                       $ 7,187                $ 6,778
                                                                                 ===================    ===================
INTEREST PAID                                                                               $ 1,372                $   976
INCOME TAXES PAID                                                                           $     -                $   260

See notes to the condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2000 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

Certain reclassifications (minor in nature) have been made to the 2000 amounts to conform to 2001 classifications.

2.       EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000's):

                                            For Basic EPS        For Diluted EPS
                                            -------------        ---------------

     Three months ended March 31:

                  2001                           8,705                 9,023
                                                 =====                 =====
                  2000                           9,167                 9,470
                                                 =====                 =====

3.       INCOME TAXES

The federal income tax provisions for the three-month periods ended March 31, 2001 and 2000 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

                                                     2001             2000
                                                     ----             ----
   Federal income tax at statutory rate             $4,766           $4,557
   Tax effect of:
       Tax exempt interest and
          excludable dividend income                  (919)            (818)
       Other - net                                      77               99
                                                    -------          ------
           Provision for federal income tax         $3,924           $3,838
                                                    =======          ======

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4.       SEGMENT DISCLOSURES

Since the Company's annual report for 2000, there have been no changes in reportable segments or the manner in which the Company determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2001 and 2000 is as follows (000's):


                                      Three Months Ended March 31, 2001                Three Months Ended March 31, 2000
                                      ---------------------------------                ---------------------------------
                                                  Revenues-                                        Revenues-
                                      Total       External      Pre-Tax               Total        External     Pre-Tax
                                     Assets       Customers     Income               Assets        Customers    Income
                                     ------       ---------     ------               ------        ---------    ------
Reportable Segments:
  Insurance:
    Manufactured housing                 n/a        $78,920     $ 7,675                   n/a       $76,003     $11,116
    Other                                n/a         41,422       6,448                   n/a        36,454       3,216
    Unallocated                     $895,266              -        (380)             $839,528             -        (660)
  Transportation                      27,248          9,606         943                29,913         7,000         560
  Corporate and all other                                        (1,070)                                         (1,211)
                                                               --------                                         -------
                                                                $13,616                                         $13,021
                                                                =======                                         =======

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments ("n/a" above) by the Company.

5.       NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" during 1998. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning January 1, 2001. Adoption of SFAS 133 on January 1, 2001 did not have a material impact on the reported results of operations or financial position of the Company.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Cincinnati, Ohio

April 12, 2001

                  ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A detailed discussion of the Company's liquidity and capital resources is included in the 2000 Annual Report on Form 10-K. Except as discussed below, as of March 31, 2001, no material changes have taken place since that date and, accordingly, the discussion is not repeated herein.

RESULTS OF OPERATIONS

INSURANCE
---------

Insurance Premiums

         Property and casualty and life insurance direct and assumed written premiums generated from American Modern Insurance Group, Inc. (American Modern), the Company's insurance subsidiary, increased 3.5% in the first quarter to $133.0 million from $128.4 million for the same quarter in 2000. Net earned premiums for the first quarter increased 7.3% to $118.6 million from $110.5 million for the comparable quarter in 2000. The disparity in growth rates between direct and assumed written premiums and net earned premiums for the periods presented was due primarily to a greater number of multi-year insurance policies being written in prior periods as compared to the more current periods.

         The growth in direct and assumed written premiums is primarily due to the increased premium from motorsports insurance products (motorcycle, snowmobile and watercraft) which increased to $12.9 million during the current quarter from $2.4 million in the same quarter of 2000. This growth is basically the result of the premium acquired when GuideOne exited the business at the end of 2000. The aforementioned growth in direct and assumed written premium was offset by a decrease in manufactured home and related coverages which decreased 9.0% from $84.0 million during the first quarter of 2000 to $76.5 million in the current quarter.

Investment Income and Realized Capital Gains

         American Modern's net investment income (before taxes and excluding capital gains) increased 25.1% to $8.8 million in the first quarter of 2001 from $7.1 million during the first quarter of 2000. The increase in investment income was primarily the result of the investment of the positive cash flow generated from underwriting activities, the continued growth of AMIG's investment portfolio and a change in investment mix which improved investment yields.

         American Modern's net realized capital gains (after-tax) decreased to $0.7 million, $0.08 per share (diluted), for the first quarter, from $1.2 million, $0.13 per share (diluted), for the same quarter in 2000.

Losses and Loss Adjustment Expenses

         American Modern's losses and loss adjustment expenses in the first quarter increased 13.3% to $62.3 million from $55.0 million for the first quarter of 2000. American Modern's total weather-related catastrophe losses (net of reinsurance recoveries) for the first quarter amounted to $5.3 million on a pre-tax basis compared with $2.6 million for the same quarter of 2000. These losses had an after-tax impact of approximately $0.38 per share (diluted) in the first quarter of 2001 compared to $0.18 per share (diluted) in the first quarter of 2000. Excluding catastrophe losses, the property and casualty combined ratio for the first quarter was 92.4% compared to 92.7% for the same quarter in 2000.

Commissions, Other Policy Acquisition Costs and Other Operating and Administration Expenses

         American Modern's commissions and other policy acquisition costs and other operating and administrative expenses for the first quarter increased 2.1% to $53.8 million from $52.7 million for the first quarter of 2000. These increases are due primarily to the continued growth in net earned premiums offset by a decrease in contingent commission expense due to the decrease in underwriting income.

Property and Casualty Underwriting Results

         American Modern's property and casualty operations generated a pre-tax underwriting income of $3.5 million during the first quarter of 2001 compared to $5.3 million in the first quarter of 2000. For the current quarter, American Modern's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 97.0% compared to 95.1% in the first quarter of 2000. Underwriting profits were lower during the current quarter compared to the prior quarter due to increased weather-related losses and higher fire losses.

TRANSPORTATION
--------------

         M/G Transport, the Company's transportation subsidiary, reported revenues for the first quarter of $9.6 million compared with $7.0 million in the first quarter of 2000. Pre-tax operating profits for the first quarter increased to $0.9 million from $0.6 million for the same quarter of 2000. The increases in revenues and operating earnings were due primarily to the increase in short-term "spot move" opportunities available during the current quarter compared to the prior quarter.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         Cash flows from operating and investing activities were used to decrease the Company's short-term borrowings (Other Notes Payable) from year-end 2000.

         On January 25, 2001 the Company's Board of Directors approved an increase in the number of shares authorized under the Company's Common Stock Repurchase Program from 500,000 shares to 1,000,000 shares. During the first quarter of 2001, 112,000 shares were repurchased at a cost of $3.6 million.

         Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet the Company's operating cash requirements for the next twelve months. The Company declared $0.7 million in dividends to its shareholders during the first three months of 2001.

OTHER MATTERS

COMPREHENSIVE INCOME
--------------------

         The only difference between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three month periods ended March 31, 2001 and 2000, such net unrealized gains increased or (decreased), net of related income tax effects, by the following amounts (in thousands):

                                                    2001                2000
                                                    ----                ----

         Three months ended March 31            $(2,923)               $4,883

         Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

PRIVATE SECURITIES REFORM ACT OF 1995 - FORWARD LOOKING STATEMENTS DISCLOSURE
-----------------------------------------------------------------------------

         This report contains forward looking statements. For purposes of this report, a "Forward Looking Statement", within the meaning of the Securities Reform Act of 1995, is any statement concerning the year 2001 and beyond. The actions and performance of the company and its subsidiaries could deviate materially from what is contemplated by the forward looking statements contained in this report. Factors which might cause deviations from the forward looking statements include, without limitations, the following: 1) changes in the laws or regulations affecting the operations of the company or any of its subsidiaries, 2) changes in the business tactics or strategies of the company or any of its subsidiaries, 3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the company or any of its subsidiaries, 4) changing market forces or litigation which necessitate, in management's judgement, changes in plans, strategy or tactics of the company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace or fluctuations in interest rates, any one of which might materially affect the operations of the company and/or its subsidiaries. Any forward-looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2001, the market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 2000.

                           PART II. OTHER INFORMATION
                      THE MIDLAND COMPANY AND SUBSIDIARIES
                                 MARCH 31, 2001

Item 1.      Legal Proceedings
             -----------------
             None

Item 2.      Changes in Securities and Use of Proceeds
             -----------------------------------------

             None

Item 3.      Defaults Upon Senior Securities
             -------------------------------

             None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
             None

Item 5.      Other Information
             -----------------

             On January 25, 2001, the Board of Directors of The Midland Company approved an increase in the number of shares authorized under the Company's Common Stock Repurchase Program from 500,000 to 1,000,000 shares. The Company has repurchased all of the 500,000 shares that were previously authorized under the program.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             a.)  Exhibit 15 - Letter re: Unaudited Interim Financial
                  Information
             b.)  Reports on Form 8-K - None

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE MIDLAND COMPANY


Date              April 12, 2001                /s/ John I. Von Lehman
     ---------------------------               ---------------------------------
                                                John I. Von Lehman, Executive
                                                Vice President, Chief Financial
                                                Officer and Secretary