Form 10-Q
period 2001-06-30
MIDLAND CO
filed 2001-08-14
CIK 66025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2001
                               ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------

Commission file number          1-6026
                         ---------------------

                               The Midland Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                         31-0742526
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                 7000 Midland Boulevard, Amelia, Ohio 45102-2607
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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
Yes     X ,   No    .
       ---       ---

         The number of common shares outstanding as of July 31, 2001 was 8,908,936.

                          PART I. FINANCIAL INFORMATION
                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                AMOUNTS IN 000'S


                                                           (UNAUDITED)
                                                             JUNE 30,         DEC. 31,
                        ASSETS                                 2001             2000
                                                             --------         --------
MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $496,383 at June 30, 2001 and
    $534,038 at December 31, 2000)                           $507,602         $540,337
  Equity (cost, $85,320 at June 30, 2001 and $74,983
    at December 31, 2000)                                     150,855          152,320
                                                             --------         --------
    Total                                                     658,457          692,657
                                                             --------         --------

CASH                                                           11,148            8,391
                                                             --------         --------

ACCOUNTS RECEIVABLE - NET                                      94,014           70,396
                                                             --------         --------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                                 52,359           46,030
                                                             --------         --------

PROPERTY, PLANT AND EQUIPMENT - NET                            55,523           56,976
                                                             --------         --------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                   100,193           91,574
                                                             --------         --------

OTHER ASSETS                                                   22,684           27,826
                                                             --------         --------

   TOTAL ASSETS                                              $994,378         $993,850
                                                             ========         ========




See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                AMOUNTS IN 000'S

                                                                     (UNAUDITED)
                                                                       JUNE 30,           DEC. 31,
            LIABILITIES & SHAREHOLDERS' EQUITY                           2001              2000
                                                                      ---------          ---------

UNEARNED INSURANCE PREMIUMS                                           $ 393,528          $ 357,185
                                                                      ---------          ---------

INSURANCE LOSS RESERVES                                                 138,064            135,887
                                                                      ---------          ---------

INSURANCE COMMISSIONS PAYABLE                                            19,511             22,181
                                                                      ---------          ---------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                                2,576              2,803
                                                                      ---------          ---------

LONG-TERM DEBT                                                           39,326             40,025
                                                                      ---------          ---------

OTHER NOTES PAYABLE:
  Banks                                                                  12,000             39,000
  Commercial paper                                                       12,832              6,020
                                                                      ---------          ---------
    Total                                                                24,832             45,020
                                                                      ---------          ---------

DEFERRED FEDERAL INCOME TAX                                              30,551             32,938
                                                                      ---------          ---------

OTHER PAYABLES AND ACCRUALS                                              57,344             74,634
                                                                      ---------          ---------

COMMITMENTS AND CONTINGENCIES                                              --                 --
                                                                      ---------          ---------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 8,908 shares at
    June 30, 2001 and 9,000 shares at December 31, 2000 after
    deducting treasury stock of 2,020 shares and
    1,928 shares, respectively)                                             911                911
  Additional paid-in capital                                             20,083             19,838
  Retained earnings                                                     254,012            239,679
  Accumulated other comprehensive income                                 49,899             54,396
  Treasury stock - at cost                                              (35,302)           (30,404)
  Unvested restricted stock awards                                         (957)            (1,243)
                                                                      ---------          ---------

    Total                                                               288,646            283,177
                                                                      ---------          ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 994,378          $ 993,850
                                                                      =========          =========



See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
             STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                     2001 AND 2000 AMOUNTS IN 000'S (EXCEPT
                             PER SHARE INFORMATION)

                                                            SIX-MOS. ENDED JUNE 30,          THREE-MOS. ENDED JUNE 30,
                                                           -------------------------         -------------------------
                                                             2001             2000             2001             2000
                                                           --------         --------         --------         --------
REVENUES:
  Insurance:
    Premiums earned                                        $242,297         $222,764         $123,726         $112,266
    Net investment income                                    18,054           14,452            9,220            7,391
    Net realized investment gains                             2,677            3,201            1,606            1,319
    Other insurance income                                    3,009            4,174            1,238            2,215
  Transportation                                             17,554           16,034            7,948            9,034
  Other                                                         254              559              125              218
                                                           --------         --------         --------         --------
    Total                                                   283,845          261,184          143,863          132,443
                                                           --------         --------         --------         --------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses                     137,681          116,939           75,415           61,963
    Commissions and other policy acquisition costs           68,714           68,039           33,955           33,177
    Operating and administrative expenses                    36,331           35,344           17,266           17,511
  Transportation operating expenses                          16,314           13,496            7,742            7,186
  Interest expense                                            2,590            2,056            1,177            1,168
  Other operating and administrative expenses                   492            1,280              201              429
                                                           --------         --------         --------         --------
    Total                                                   262,122          237,154          135,756          121,434
                                                           --------         --------         --------         --------

INCOME BEFORE FEDERAL INCOME TAX                             21,723           24,030            8,107           11,009

PROVISION FOR FEDERAL INCOME TAX                              5,964            7,517            2,040            3,679
                                                           --------         --------         --------         --------

   NET INCOME                                              $ 15,759         $ 16,513         $  6,067         $  7,330
                                                           ========         ========         ========         ========

BASIC EARNINGS  PER SHARE
  OF COMMON STOCK                                          $   1.82         $   1.80         $   0.71         $   0.80
                                                           ========         ========         ========         ========

DILUTED EARNINGS PER SHARE
  OF COMMON STOCK                                          $   1.75         $   1.75         $   0.68         $   0.78
                                                           ========         ========         ========         ========

CASH DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                                          $  0.160         $  0.150         $  0.080         $  0.075
                                                           ========         ========         ========         ========


See notes to condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)
                                Amounts in 000's

                                                                         ACCUMULATED                UNVESTED
                                                 ADDITIONAL               OTHER COM-               RESTRICTED               COMPRE-
                                       COMMON     PAID-IN     RETAINED   PREHENSIVE    TREASURY       STOCK                 HENSIVE
                                        STOCK     CAPITAL     EARNINGS     INCOME       STOCK         AWARDS     TOTAL      INCOME
                                       --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999             $911      $18,583     $207,005     $49,388    $(15,786)     $(2,099)   $258,002
  Comprehensive income:
    Net income                                                 16,513                                           16,513      $16,513
    Decrease in unrealized gain
      on marketable securities,
      net of related income tax
      effect of $(367)                                                       (677)                                (677)        (677)
                                                                                                                            -------
        Total comprehensive income                                                                                          $15,836
                                                                                                                            =======
  Purchase of treasury stock                                                            (2,799)                 (2,799)
  Issuance of treasury stock for
     options exercised and employee
     savings plan                                    125                                   259                     384
  Cash dividends declared                                      (1,415)                                          (1,415)
  Federal income tax benefit related
     to the exercise or granting of
     stock awards                                    263                                                           263
  Revaluation of stock options
     relating to a plan amendment                    776                                                           776
  Amortization and cancellation of
    unvested restricted stock awards                 (83)                                 (122)         532        327
                                       --------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                 $911      $19,664     $222,103     $48,711     $(18,448)    $ (1,567)  $271,374
                                       ================================================================================

BALANCE, DECEMBER 31, 2000             $911      $19,838     $239,679     $54,396     $(30,404)    $ (1,243)  $283,177
  Comprehensive income:
    Net income                                                 15,759                                           15,759      $15,759
    Decrease in unrealized gain on
      marketable securities, net
      of related income tax effect
      of $(2,387)                                                          (4,497)                              (4,497)      (4,497)
                                                                                                                            -------
        Total comprehensive income                                                                                          $11,262
                                                                                                                            =======
  Purchase of treasury stock                                                            (7,233)                 (7,233)
  Issuance of treasury stock for
     options exercised and employee
     savings plan                                   (599)                                2,335                   1,736
  Cash dividends declared                                      (1,426)                                          (1,426)
  Federal income tax benefit related
     to the exercise or granting of
     stock awards                                    844                                                           844
  Amortization and cancellation of
    unvested restricted stock awards                                                                    286        286
                                       --------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                 $911      $20,083     $254,012     $49,899     $(35,302)    $   (957)  $288,646
                                       ================================================================================


See notes to condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX-MONTHS ENDED JUNE 30, 2001 AND 2000
                                AMOUNT IN 000'S

                                                                         2001               2000
                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  15,759          $  16,513
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                          4,197              4,630
    Net realized investment gains                                         (2,677)            (3,201)
    Increase in unearned insurance premiums                               36,343             29,224
    Increase in net accounts receivable                                  (23,618)           (13,955)
    Increase (decrease) in other accounts payable and accruals           (16,475)             1,189
    Increase in deferred insurance policy acquisition costs               (8,619)            (6,533)
    Increase in reinsurance recoverables and prepaid
      reinsurance premiums                                                (6,329)            (4,989)
    Decrease (increase) in other assets                                    4,847               (292)
    Decrease in insurance commissions payable                             (2,670)              (192)
    Increase (decrease) in insurance loss reserves                         2,177             (4,033)
    Increase (decrease) in funds held under reinsurance
      agreements and reinsurance payables                                   (227)               155
    Increase in deferred federal income tax                                 --                  368
    Other-net                                                               (719)              (988)
                                                                       ---------          ---------

      Net cash provided by operating activities                            1,989             17,896
                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                     (132,209)          (122,228)
  Sale of marketable securities                                          104,110             89,881
  Decrease in cash equivalent marketable securities                       45,304              9,877
  Maturity of marketable securities                                       13,477             16,254
  Acquisition of property, plant and equipment                            (2,284)              (841)
  Proceeds from sale of property, plant and equipment                        151              2,161
  Net cash used in business acquisition                                     --               (2,471)
                                                                       ---------          ---------

      Net cash provided by (used in) investing activities                 28,549             (7,367)
                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings                                  (20,188)            (6,539)
  Purchase of treasury stock                                              (7,233)            (2,799)
  Issuance of treasury stock                                               1,736                384
  Dividends paid                                                          (1,397)            (1,352)
  Repayment of long-term debt                                               (699)            (2,107)
                                                                       ---------          ---------

      Net cash used in financing activities                              (27,781)           (12,413)
                                                                       ---------          ---------

NET INCREASE (DECREASE) IN CASH                                            2,757             (1,884)

CASH AT BEGINNING OF PERIOD                                                8,391             10,098
                                                                       ---------          ---------

CASH AT END OF PERIOD                                                  $  11,148          $   8,214
                                                                       =========          =========

INTEREST PAID                                                          $   2,466          $   2,074
INCOME TAXES PAID                                                      $   2,900          $   5,330

See notes to the condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2000 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the six and three-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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


2.       EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000's):

                                     For Basic EPS          For Diluted EPS
                                     -------------          ---------------
     Six months ended June 30:
                  2001                    8,673                   9,003
                                          =====                   =====
                  2000                    9,156                   9,461
                                          =====                   =====


3.       INCOME TAXES

The federal income tax provisions for the three and six-month periods ended June 30, 2001 and 2000 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

                                                  SIX-MOS. ENDED JUNE 30,           THREE-MOS. ENDED JUNE 30,
                                                  -----------------------           -------------------------
                                                   2001             2000             2001              2000
                                                   ----             ----             ----              ----
Federal income tax at statutory rate             $ 7,603          $ 8,410          $ 2,837          $ 3,853
Add (deduct) the tax effect of:
    Tax exempt interest and
       excludable dividend income                 (1,798)          (1,660)            (879)            (842)
    Federal excise tax                              --                570             --                570
    Other - net                                      159              197               82               98
                                                 -------          -------          -------          -------
        Provision for federal income tax         $ 5,964          $ 7,517          $ 2,040          $ 3,679
                                                 =======          =======          =======          =======


4.       SEGMENT DISCLOSURES

Since the Company's annual report for 2000, there have been no changes in reportable segments or the manner in which the Company determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2001 and 2000 is as follows (000's):

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                       Six Months Ended June 30, 2001                  Three Months Ended June 30, 2001
                                       ------------------------------                  --------------------------------
                                                  Revenues-                              Revenues-
                                      Total       External      Pre-Tax                   External          Pre-Tax
                                     Assets       Customers     Income                   Customers          Income
                                     ------       ---------     ------                   ---------          ------
Reportable Segments:
  Insurance:
    Manufactured housing                 n/a       $158,208    $ 12,286                    $79,288          $ 4,611
    Other                                n/a         87,100      10,881                     45,678            4,433
    Unallocated                     $940,739              -        (683)                         -             (303)
  Transportation                      26,579         17,554       1,080                      7,948              137
  Corporate and all other                  -              -      (1,841)                           -           (771)
                                                               --------                                     -------
                                                               $ 21,723                                     $ 8,107
                                                               ========                                     =======

                                       Six Months Ended June 30, 2000                  Three Months Ended June 30, 2000
                                       ------------------------------                  --------------------------------
                                                  Revenues-                             Revenues-
                                      Total       External      Pre-Tax                  External          Pre-Tax
                                     Assets       Customers     Income                  Customers          Income
                                     ------       ---------     ------                   ---------          ------
Reportable Segments:
  Insurance:
    Manufactured housing                 n/a       $152,960    $ 18,795                    $76,957          $ 7,679
    Other                                n/a         73,978       5,644                     37,524            2,428
    Unallocated                     $855,186              -        (976)                         -             (316)
  Transportation                      31,089         16,034       2,039                      9,034            1,479
  Corporate and all other                  -              -      (1,472)                           -           (261)
                                                               --------                                    --------
                                                               $ 24,030                                    $ 11,009
                                                               ========                                    ========

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments ("n/a" above) by the Company.

5.       NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" during 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. The Company's investment portfolio includes approximately $34 million of convertible securities, which contain imbedded derivatives. The embedded conversion options are valued separately, and the change in market value of the embedded options is reported in the results from operations. For both the three and six-month periods ended June 30, 2001, the Company has recorded an $880,000 pre-tax gain on these securities, which is included in investment income.

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. The impact on after-tax income is only $0.04 per share each year in 2000 and also in 2001.

                  ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A detailed discussion of the Company's liquidity and capital resources is included in the 2000 Annual Report on Form 10-K. Except as discussed below, no material changes have taken place in 2001 and, accordingly, the discussion is not repeated herein.

RESULTS OF OPERATIONS

INSURANCE

Insurance Premiums

         Direct and assumed written premiums generated from American Modern Insurance Group's (AMIG) property and casualty and life insurance operations increased 17.5% in the second quarter to $167.7 million from $142.7 million for the same quarter of 2000. Net earned premiums for the second quarter of 2001 increased 10.2% to $123.7 million from $112.3 million for the comparable quarter in 2000. On a year-to-date basis, direct and assumed written premiums generated by AMIG's insurance operations increased 10.9% to $300.7 million from $271.1 million for the same six-month period in 2000. Year-to-date net earned premiums increased 8.8% to $242.3 million from $222.8 million in 2000.

         The growth in direct and assumed written premiums for the periods presented is primarily due to the growth in motorsports insurance products (motorcycle, watercraft and snowmobile). This business came to American Modern through a third quarter, 2000 reinsurance agreement with GuideOne Insurance. Motorsports insurance products direct and assumed written premiums increased $18.1 million in the second quarter of 2001 from $0 in the second quarter of 2000. On a year-to-date basis, motorsports insurance products direct and assumed written premiums increased to $28.8 million from $0 in the comparable prior year period. On a quarterly basis, mobile home and related direct and assumed written premiums increased 1.7% to $92.8 million in the current quarter compared to $91.3 million in the prior period. On a year-to-date basis, mobile home and related direct and assumed written premiums decreased 3.4% from $175.3 million in 2000 to $169.3 in 2001. All remaining specialty property and casualty insurance products direct and assumed written premiums increased 7.7% in the second quarter of 2001 to $44.5 million from $41.3 million in the same quarter in 2000. On a year-to-date basis, all other specialty property and casualty direct and assumed written premiums increased 6.6% to $82.9 million in the current period from $77.8 million in the prior year period. Credit life direct and assumed written premiums increased 21.1% during the second quarter of 2001 to $12.3 million from $10.1 million in the second quarter of 2000. On a year-to-date basis, credit life direct and assumed written premiums increased 9.3% in the current period to $19.7 million from $18.0 million in the comparable period in 2000.

Investment Income and Realized Capital Gains

         Excluding the impact of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", AMIG's net investment income (before taxes and excluding capital gains) increased 12.8% to $8.3 million in the second quarter of 2001 from $7.4 million for the second quarter of 2000. On a year-to-date basis, AMIG's net investment income (exclusive of the items mentioned above) increased 18.8% to $17.2 million from $14.5 million for the same six-month period in 2000. SFAS 133 increased the aforementioned net investment income by $0.9 million (6 cents per share after-tax diluted) for both the second quarter and first six months of 2001. SFAS 133 did not affect 2000 results. Investment income increased due to the continued growth in AMIG's investment portfolio.

         AMIG's net realized capital gains (after-tax) increased to $1.0 million, $0.11 per share (diluted), for the second quarter of 2001, from $0.9 million, $0.09 per share (diluted), for the same quarter in 2000. On a year-to-date basis, AMIG's net realized capital gains (after-tax) decreased to $1.7 million, $0.19 per share (diluted), from $2.1 million, $0.22 per share (diluted), for the same six-month period in 2000.

Losses and Loss Adjustment Expenses

         AMIG's losses and loss adjustment expenses in the second quarter increased 21.7% to $75.4 million from $62.0 million for the second quarter of 2000. AMIG's weather-related catastrophe losses for the second quarter of 2001 amounted to $10.8 million on a pre-tax basis compared with $5.2 million for the same quarter of 2000. These losses had an after-tax impact of approximately $0.78 per share

(diluted) in the second quarter of 2001 compared to $0.36 per share (diluted) in the second quarter of 2000. Excluding catastrophe losses, the property and casualty combined ratio for the second quarter was 92.9% compared to 94.3% for the same quarter in 2000.

         On a year-to-date basis, AMIG's losses and loss adjustment expenses increased 17.7% to $137.7 million from $116.9 million for the same six-month period in 2000. AMIG's weather-related catastrophe losses for the first six months of 2001 amounted to $16.4 million on a pre-tax basis compared with $7.7 million for the same period in 2000. These losses had an after-tax impact of approximately $1.19 per share (diluted) in the first six months of 2001 compared to $0.53 per share (diluted) in the same period of 2000. Excluding catastrophe losses, the property and casualty combined ratio for the first six months of 2001 was 92.6% compared to 93.5% for the same period in 2000.

         Catastrophe losses from Tropical Storm Allison and other severe storms coupled with an overall increase in the fire loss ratio in 2001 compared to 2000 were the primary reasons for the increases in AMIG's losses and loss adjustment expenses for the second quarter and first half of 2001 compared to the same periods in 2000.

Commissions and Other Policy Acquisition Costs and Operating and
Administration Expenses

         AMIG's commissions and other policy acquisition costs and operating and administrative expenses for the second quarter of 2001 increased 1.1% to $51.2 million from $50.7 million in the second quarter of 2000. On a year-to-date basis, AMIG's commissions and other policy acquisition costs and operating and administrative expenses for the first six months of 2001 increased 1.6% to $105.0 million from $103.4 million for the same six-month period in 2000. These increases are due to continued growth in net earned premiums offset by a decrease in contingent commission expense due to the catastrophe losses incurred in the second quarter and first six months of 2001.

Property and Casualty Underwriting Results

         AMIG's property and casualty operations generated a pre-tax underwriting loss of ($2.2) million for the second quarter of 2001 compared to a pre-tax underwriting profit of $1.1 million for the same quarter in 2000. For the current quarter, AMIG's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 101.9% compared to 99.0% in the second quarter of 2000. On a year-to-date basis, AMIG's property and casualty pre-tax underwriting income decreased from $6.4 million in the first half of 2000 to $1.2 million during the first six months of 2001. AMIG's combined ratio for its property and casualty business was 99.5% for the first six months of 2001 compared to 97.1% for the same period in 2000.

TRANSPORTATION

         M/G Transport, the Company's transportation subsidiary, reported comparable levels of revenue for the quarter, after the exclusion of a $1.0 million capital gain on the sale of equipment in the second quarter of 2000. On a year-to-date basis, revenue (excluding $1.0 million in capital gains) increased $2.6 million to $17.6 million in the first six months of 2001 from $15.0 in the comparable prior year period. Pre-tax operating profit (excluding gains from the sale of equipment) decreased in the current quarter to $0.1 million from $0.4 in the second quarter of 2000. Decreased earnings were due to a larger concentration of lower margin northbound freight in 2001 compared to 2000. On a year-to-date basis, pre-tax operating profit was comparable at $1.1 million during the first half of 2001 compared to $1.0 million during the comparable period in 2000. Revenues increased on a year-to-date basis due to an increase in longer duration affreightment movements which have a lower profit margin.

CORPORATE

         During the second quarter of 2000, Midland recorded a gain of $7.0 million from the curtailment of a portion of its pension plan. This gain was offset by excise taxes on the withdrawal of a portion of overfunded pension assets and by one-time expenses related to consulting agreements with retired executives. These transactions--exclusive of the excise tax--were included in the income statement as a credit to other operating and administrative expenses. The excise tax component was included in the Provision for Federal Income Tax. The net impact of these transactions was a net after-tax charge to earnings of one cent per share.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         Cash flows from operating and investing activities were used to decrease the Company's short-term borrowings (Other Notes Payable) from year-end 2000.

         Accounts Receivable increased from year-end 2000 due to the writing of multi-year insurance policies which are being financed over the term of the policy.

         On January 25, 2001, the Company's Board of Directors approved an increase in the number of shares authorized under the Company's Common Stock Repurchase Program from 500,000 shares to 1,000,000 shares. In the second quarter of 2001, the Company repurchased 16,000 shares at a cost of $0.6 million bringing the year-to-date total to 128,000 shares and a total cost of $4.2 million.

         Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet the Company's operating cash requirements for the next twelve months. The Company declared $1.4 million in dividends to its shareholders during the first six months of 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risks associated with the Company's investment portfolios have not changed materially from those disclosed in the 2000 Annual Report on Form 10-K.

OTHER MATTERS

COMPREHENSIVE INCOME

         The only difference between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three and six-month periods ended June 30, 2001 and 2000, such net unrealized gains decreased, net of related income tax effects, by the following amounts (in thousands):
                                             2001                2000
                                             ----                ----
         Three months ended June 30         $1,574              $5,560
                                            ======              ======
         Six months ended June 30           $4,497              $  677
                                            ======              ======

         Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

PRIVATE SECURITIES REFORM ACT OF 1995 - FORWARD LOOKING STATEMENTS DISCLOSURE

         This report contains forward looking statements. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results or operations or of financial condition or state other "forward-looking" information. Although management believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are certain facts that could cause a difference between actual results and those forward-looking statements. For purposes of this report, a "Forward Looking Statement", within the meaning of the Securities Reform Act of 1995, is any statement concerning the year 2001 and beyond. The actions and performance of the company and its subsidiaries could deviate materially from what is contemplated by the forward looking statements contained in this report. Factors which might cause deviations from the forward looking statements include, without limitations, the following: 1) changes in the laws or regulations affecting the operations of the company or any of its subsidiaries, 2) changes in the business tactics or strategies of the company or any of its subsidiaries,
3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the company or any of its subsidiaries, 4) changing market forces or litigation which necessitate, in management's judgement, changes in plans, strategy or tactics of the company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace or fluctuations in interest rates, any one of which might materially affect the operations of the company and/or its subsidiaries. Any forward-looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. When considering forward-looking statements contained herein, you should keep in mind the other cautionary statements herein.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000 and of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


/s/ Deloitte & Touche LLP


Deloitte & Touche LLP
Cincinnati, Ohio

July 19, 2001

                           PART II. OTHER INFORMATION
                      THE MIDLAND COMPANY AND SUBSIDIARIES
                                  JUNE 30, 2001

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

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Company's 2000 annual meeting of Shareholders held on April 12, 2001, the following actions were taken:

         a) The following persons were elected as members of the Board of Directors to serve until the annual meeting of 2004 and until their successors are chosen and qualified:

                                                                    VOTES                           BROKER
                       NAME                       VOTES FOR       WITHHELD       ABSTENTIONS       NON-VOTES
                       ----                       ---------       --------       -----------       ---------
              J. P. Hayden, Jr.                   8,483,034        10,058             0                0
              William T. Hayden                   8,469,805        23,287             0                0
              John M. O'Mara                      8,456,534        36,558             0                0
              Glenn E. Schembechler               8,454,534        38,558             0                0
              Francis Marie Thrailkill            8,482,134        10,958             0                0
              John Von Lehman                     8,398,026        95,066             0                0


         b) A proposal by the Board of Directors to ratify the appointment of the firm of Deloitte & Touche LLP, as the Company's independent auditors to conduct the annual audit of the financial statements of the Company for the year ending December 31, 2001, was approved by the Shareholders. The Shareholders cast 8,488,707 votes in favor of this proposal and 3,069 votes against it. There were 1,316 abstentions.

         c) The following directors were not due for election in 2001 and will continue to serve on the Board of Directors through their respective elected term:

              James E. Bushman                 John W. Hayden
              James H. Carey                   Robert W. Hayden
              Michael J. Conaton               William J. Keating, Jr.
              Jerry A. Grundhofer              John R. LaBar
              J. P. Hayden III                 David B. O'Maley

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibit 10.1 - The Midland Company Non-Employee Director Deferred Compensation Plan
         b)   Exhibit 10.2 - The Midland Company Supplemental Retirement Plan*
         c) Exhibit 10.3 - Midland-Guardian Co. Salaried Employees' Non-Qualified Savings Plan*
         d) Exhibit 10.4 - Midland-Guardian Co. Non-Qualified Self-Directed Retirement Plan*

         -----------------------------------------

         e) Exhibit 10.5 - The Midland Company Stock Option Plan for Non-Employee Directors as Amended January 2000
         f)   Exhibit 15 - Letter re: Unaudited Interim Financial Information
         g)   Reports on Form 8-K - None

              *Management Compensatory Plan or Arrangement



                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE MIDLAND COMPANY

Date     August 14, 2001          /s/John I. Von Lehman
     ------------------------     ---------------------------------------------
                                  John I. Von Lehman, Executive Vice President,
                                  Chief Financial Officer and Secretary