Form 10-Q
period 2001-09-30
MIDLAND CO
filed 2001-11-08
CIK 66025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 30, 2001
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________________to ____________________

Commission file number                                  1-6026
                      ----------------------------------------------------------

                               The Midland Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Incorporated in Ohio                             31-0742526
-------------------------------       -----------------------------------
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

         The number of common shares outstanding as of September 30, 2001 was 8,879,893.

                          PART I. FINANCIAL INFORMATION
                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                Amounts in 000's


                                                                              (UNAUDITED)
                                                                                SEPT. 30,              DEC. 31,
                                      ASSETS                                       2001                  2000
                                                                              ------------           ------------

MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $513,043 at September 30, 2001 and
    $534,038 at December 31, 2000)                                            $    531,446           $    540,337
  Equity (cost, $78,457 at September 30, 2001 and $74,983
    at December 31, 2000)                                                          133,598                152,320
                                                                              ------------           ------------
    Total                                                                          665,044                692,657
                                                                              ------------           ------------

CASH                                                                                 9,636                  8,391
                                                                              ------------           ------------

ACCOUNTS RECEIVABLE - NET                                                          103,002                 70,396
                                                                              ------------           ------------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                                                      59,527                 46,030
                                                                              ------------           ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                 56,977                 56,976
                                                                              ------------           ------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                                        104,534                 91,574
                                                                              ------------           ------------

OTHER ASSETS                                                                        21,760                 27,826
                                                                              ------------           ------------

   TOTAL ASSETS                                                               $  1,020,480           $    993,850
                                                                              ============           ============




See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                Amounts in 000's

                                                                                        (UNAUDITED)
                                                                                         SEPT. 30,           DEC. 31,
                       LIABILITIES & SHAREHOLDERS' EQUITY                                  2001                 2000
                                                                                       ------------        ------------

UNEARNED INSURANCE PREMIUMS                                                            $    412,604        $    357,185
                                                                                       ------------        ------------

INSURANCE LOSS RESERVES                                                                     146,898             135,887
                                                                                       ------------        ------------

INSURANCE COMMISSIONS PAYABLE                                                                20,951              22,181
                                                                                       ------------        ------------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                                                    3,437               2,803
                                                                                       ------------        ------------

LONG-TERM DEBT                                                                               38,976              40,025
                                                                                       ------------        ------------

OTHER NOTES PAYABLE:
  Banks                                                                                      15,000              39,000
  Commercial paper                                                                           10,187               6,020
                                                                                       ------------        ------------
    Total                                                                                    25,187              45,020
                                                                                       ------------        ------------

DEFERRED FEDERAL INCOME TAX                                                                  29,428              32,938
                                                                                       ------------        ------------

OTHER PAYABLES AND ACCRUALS                                                                  56,319              74,634
                                                                                       ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                                  --                  --
                                                                                       ------------        ------------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 8,880 shares at
    September 30, 2001 and 9,000 shares at December 31,
    2000 after deducting treasury stock of 2,048 shares and
    1,928 shares, respectively)                                                                 911                 911
  Additional paid-in capital                                                                 20,176              19,838
  Retained earnings                                                                         255,109             239,679
  Accumulated other comprehensive income                                                     47,814              54,396
  Treasury stock - at cost                                                                  (36,525)            (30,404)
  Unvested restricted stock awards                                                             (805)             (1,243)
                                                                                       ------------        ------------

    Total                                                                                   286,680             283,177
                                                                                       ------------        ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  1,020,480        $    993,850
                                                                                       ============        ============


See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
             STATEMENTS OF CONDENSED CONSOLIDATED INCOME (Unaudited)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 Amounts in 000's (except per share information)

                                                                 NINE-MOS. ENDED SEPT. 30,     THREE-MOS. ENDED SEPT. 30,
                                                               ---------------------------   ----------------------------
                                                                   2001              2000         2001            2000
                                                               ------------   ------------   ------------    ------------
REVENUES:
  Insurance:
    Premiums earned                                            $    372,756   $    339,564   $    130,459    $    116,800
    Net investment income                                            25,538         22,378          8,328           7,926
    Net realized investment gains (losses)                            1,406          3,826         (2,115)            625
    Other insurance income                                            5,099          6,560          2,090           2,386
  Transportation                                                     25,792         23,848          8,238           7,814
  Other                                                                 351            801             97             242
                                                               ------------   ------------   ------------    ------------
    Total                                                           430,942        396,977        147,097         135,793
                                                               ------------   ------------   ------------    ------------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses                             218,296        179,396         80,615          62,457
    Commissions and other policy acquisition costs                  106,571        103,767         37,857          35,728
    Operating and administrative expenses                            54,597         53,622         18,266          18,278
  Transportation operating expenses                                  24,150         20,530          7,836           7,034
  Interest expense                                                    3,502          3,036            912             980
  Other operating and administrative expenses                           625          1,647            133             367
                                                               ------------   ------------   ------------    ------------
    Total                                                           407,741        361,998        145,619         124,844
                                                               ------------   ------------   ------------    ------------

INCOME BEFORE FEDERAL INCOME TAX                                     23,201         34,979          1,478          10,949

PROVISION (CREDIT) FOR FEDERAL INCOME TAX                             5,634         10,541           (330)          3,024
                                                               ------------   ------------   ------------    ------------

   NET INCOME                                                  $     17,567   $     24,438   $      1,808    $      7,925
                                                               ============   ============   ============    ============


BASIC EARNINGS  PER SHARE
  OF COMMON STOCK                                              $       2.03   $       2.68   $       0.21    $       0.88
                                                               ============   ============   ============    ============


DILUTED EARNINGS PER SHARE
  OF COMMON STOCK                                              $       1.95   $       2.58   $       0.20    $       0.83
                                                               ============   ============   ============    ============


CASH DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                                              $      0.240   $      0.225   $      0.080    $      0.075
                                                               ============   ============   ============    ============

See notes to condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                Amounts in 000's

                                                                           ACCUMULATED             UNVESTED
                                                     ADDITIONAL             OTHER COM-            RESTRICTED              COMPRE-
                                             COMMON   PAID-IN    RETAINED   PREHENSIVE  TREASURY     STOCK                HENSIVE
                                              STOCK   CAPITAL    EARNINGS     INCOME      STOCK     AWARDS     TOTAL      INCOME
                                             ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                    $911    $18,583    $207,005    $49,388   $(15,786)   $(2,099)   $258,002
  Comprehensive income:
    Net income                                                     24,438                                       24,438    $24,438
    Increase in unrealized gain on
      marketable securities, net of related
      income tax effect of $2,500                                              4,646                             4,646      4,646
                                                                                                                          -------
        Total comprehensive income                                                                                        $29,084
                                                                                                                          =======
  Purchase of treasury stock                                                             (4,645)                (4,645)
  Issuance of treasury stock for options
     exercised and employee savings plan                  189                               324                    513
  Cash dividends declared                                          (2,114)                                      (2,114)
  Federal income tax benefit related to the
     exercise or granting of stock awards                 263                                                      263
  Revaluation of stock options relating
     to a plan amendment                                  776                                                      776
  Amortization and cancellation of
    unvested restricted stock awards                      (83)                             (122)       672         467
                                             -------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2000                   $911    $19,728    $229,329    $54,034   $(20,229)   $(1,427)   $282,346
                                             =========================================================================

BALANCE, DECEMBER 31, 2000                    $911    $19,838    $239,679    $54,396   $(30,404)   $(1,243)   $283,177
  Comprehensive income:
    Net income                                                     17,567                                       17,567    $17,567
    Decrease in unrealized gain on
      marketable securities, net of related
      income tax effect of $3,511                                             (6,582)                           (6,582)    (6,582)
                                                                                                                          -------
        Total comprehensive income                                                                                        $10,985
                                                                                                                          =======
  Purchase of treasury stock                                                             (8,539)                (8,539)
  Issuance of treasury stock for options
     exercised and employee savings plan                 (504)                            2,429                  1,925
  Cash dividends declared                                          (2,137)                                      (2,137)
  Federal income tax benefit related to the
     exercise or granting of stock awards                 854                                                      854
  Amortization and cancellation of
    unvested restricted stock awards                      (12)                              (11)       438         415
                                             -------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001                   $911    $20,176    $255,109    $47,814   $(36,525)   $  (805)   $286,680
                                             =========================================================================

See notes to condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 AMOUNT IN 000'S

                                                                                    2001                  2000
                                                                              ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 17,567              $ 24,438
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                         6,216                 6,853
    Net realized investment gains                                                        (1,406)               (3,826)
    Increase in unearned insurance premiums                                              55,419                44,383
    Increase in net accounts receivable                                                 (32,606)              (10,397)
    Decrease in other accounts payable and accruals                                     (17,488)                 (166)
    Increase in reinsurance recoverables and
      prepaid reinsurance premiums                                                      (13,497)              (11,332)
    Increase in deferred insurance policy acquisition costs                             (12,960)               (8,609)
    Increase in insurance loss reserves                                                  11,011                 1,266
    Decrease (increase) in other assets                                                   5,624                (2,377)
    Increase (decrease) in insurance commissions payable                                 (1,230)                1,872
    Increase in funds held under reinsurance
      agreements and reinsurance payables                                                   634                   525
    Increase in deferred federal income tax                                                   -                   369
    Other-net                                                                               487                  (476)
                                                                              ------------------    ------------------

      Net cash provided by operating activities                                          17,771                42,523
                                                                              ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                    (164,805)             (173,181)
  Sale of marketable securities                                                         131,198               141,709
  Decrease (increase) in cash equivalent marketable securities                           29,029                (6,377)
  Maturity of marketable securities                                                      23,051                24,793
  Acquisition of property, plant and equipment                                           (5,613)               (1,955)
  Sale of property, plant and equipment                                                     220                 2,239
  Net cash used in business acquisitions                                                      -                (2,471)
                                                                              ------------------    ------------------

      Net cash provided by (used in) investing activities                                13,080               (15,243)
                                                                              ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in net short-term borrowings                                                 (19,833)              (17,929)
  Purchase of  treasury stock                                                            (8,539)               (4,645)
  Dividends paid                                                                         (2,110)               (2,053)
  Issuance of  treasury stock                                                             1,925                   513
  Repayment of long-term debt                                                            (1,049)               (3,744)
                                                                              ------------------    ------------------

      Net cash used in financing activities                                             (29,606)              (27,858)
                                                                              ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                                           1,245                  (578)

CASH AT BEGINNING OF PERIOD                                                               8,391                10,098
                                                                              ------------------    ------------------

CASH AT END OF PERIOD                                                                   $ 9,636               $ 9,520
                                                                              ==================    ==================

INTEREST PAID                                                                           $ 3,384               $ 3,155
INCOME TAXES PAID                                                                       $ 2,900               $ 8,957

See notes to the condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001



1.       BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2000 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the nine and three-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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


2.       EARNINGS PER SHARE
Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000's):


                                                                 For Basic EPS                   For Diluted EPS
                                                                 -------------                   ---------------
     Nine months ended September 30:
                  2001                                                8,657                            9,005
                                                                      =====                            =====
                  2000                                                9,133                            9,454
                                                                      =====                            =====


3.       INCOME TAXES
The federal income tax provisions for the three and nine-month periods ended September 30, 2001 and 2000 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

                                                         NINE-MOS. ENDED SEPT. 30,     THREE-MOS. ENDED SEPT. 30,
                                                         -------------------------     --------------------------
                                                              2001           2000           2001           2000
                                                          --------       --------       --------       --------
    Federal income tax at statutory rate                  $  8,120       $ 12,243       $    517       $  3,833
    Add (deduct) the tax effect of:
       Tax exempt interest and
          excludable dividend income                        (2,721)        (2,514)          (923)          (854)
       Federal excise tax                                       --            529             --            (41)
       Other - net                                             235            283             76             86
                                                          --------       --------       --------       --------
           Provision (credit) for federal income tax      $  5,634       $ 10,541       $   (330)      $  3,024
                                                          ========       ========       ========       ========

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



4.       SEGMENT DISCLOSURES
Since the Company's annual report for 2000, there have been no changes in reportable segments or the manner in which the Company determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2001 and 2000 is as follows (000's):

                                      Nine Months Ended Sept. 30, 2001                 Three Months Ended Sept. 30, 2001
                                      --------------------------------                 ---------------------------------
                                                  Revenues-                              Revenues-
                                      Total       External      Pre-Tax                   External          Pre-Tax
                                     Assets       Customers     Income                   Customers          Income
                                     ------       ---------     ------                   ---------          ------
Reportable Segments:
  Insurance:
    Manufactured housing                 n/a       $238,195      $19,693                   $79,987           $7,408
    Other                                n/a        139,660        5,380                    52,562           (5,502)
    Unallocated                     $970,241              -         (756)                        -              (73)
  Transportation                      26,296         25,792        1,424                     8,238              344
  Corporate and all other                n/a              -       (2,540)                        -             (699)
                                                                 --------                                    --------
                                                                 $23,201                                     $1,478
                                                                 ========                                    ========


                                      Nine Months Ended Sept. 30, 2000                 Three Months Ended Sept. 30, 2000
                                      --------------------------------                 ---------------------------------
                                                  Revenues-                             Revenues-
                                      Total       External      Pre-Tax                   External         Pre-Tax
                                     Assets       Customers     Income                  Customers          Income
                                     ------       ---------     ------                  ---------          ------
Reportable Segments:
  Insurance:
    Manufactured housing                 n/a       $231,104      $28,401                   $78,144          $ 9,606
    Other                                n/a        115,020        7,814                    41,042            2,170
    Unallocated                     $898,530              -       (1,550)                        -             (574)
  Transportation                      28,527         23,848        2,720                     7,814              681
  Corporate and all other                n/a              -       (2,406)                        -             (934)
                                                                 --------                                   ---------
                                                                 $34,979                                    $10,949
                                                                 ========                                   =========

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments ("n/a" above) by the Company.


5.       NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" during 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. The Company's investment portfolio includes approximately $34 million of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in market value of the embedded options is reported in net realized investment gains (losses). For the three and nine-month periods ended September 30, 2001, the Company recorded pre-tax losses on these securities of ($1,100,000) and ($256,000), respectively. The Company did not hold any other derivative instruments at September 30, 2001.

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and will not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

The Company was required to implement SFAS No. 141 on July 1, 2001 and this statement had no impact on its consolidated financial position, results of operations or cash flows.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. After-tax income from SFAS No. 142 reflects a charge of approximately $0.04 per share (diluted) for the year ended December 31, 2000 and $0.03 per share (diluted) in the nine months ended September 30, 2001.

In June and August 2001, respectively, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets." The Company does not expect these standards to have a material effect on its consolidated financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

INSURANCE

Insurance Premiums

         Direct and assumed written premiums generated from American Modern Insurance Group's (AMIG) property and casualty and life insurance operations increased 14.3% in the third quarter to $160.9 million from $140.8 million for the same quarter of 2000. Net earned premiums for the third quarter of 2001 increased 11.7% to $130.5 million from $116.8 million for the comparable quarter in 2000. On a year-to-date basis, direct and assumed written premiums generated by AMIG's insurance operations increased 12.1% to $461.6 million from $411.9 million for the same nine-month period in 2000. Year-to-date net earned premiums increased 9.8% to $372.8 million from $339.6 million in 2000.

         The growth in direct and assumed written premiums for the periods presented is primarily due to the growth in the motorcycle insurance product. In the third quarter 2000, American Modern announced its intention to enter into a reinsurance agreement with GuideOne Specialty Mutual Insurance Company, for its motorsports business, until the business can be moved to its own paper. The motorcycle insurance product direct and assumed written premium increased $9.7 million in the third quarter of 2001 from $0 in the third quarter of 2000. On a year-to-date basis, motorcycle insurance product direct and assumed written premium increased to $33.3 million from $0 in the comparable prior year period. On a quarterly basis, mobile home and related direct and assumed written premiums increased 5.7% to $92.0 million in the current quarter compared to $87.1 million in the prior period. This increase is primarily due to agency conversions and multi-year policies. On a year-to-date basis, mobile home and related direct and assumed written premiums decreased 0.4% from $262.4 million in 2000 to $261.3 in 2001. The decrease is due to unfavorable market conditions. All remaining specialty property and casualty insurance products direct and assumed written premiums increased 10.3% in the third quarter of 2001 to $47.4 million from $42.9 million in the same quarter in 2000. On a year-to-date basis, all other specialty property and casualty direct and assumed written premiums increased 12.1% to $135.4 million in the current period from $120.8 million in the prior year period. Credit life direct and assumed written premiums increased 10.0% during the third quarter of 2001 to $11.8 million from $10.8 million in the third quarter of 2000. On a year-to-date basis, credit life direct and assumed written premiums increased 9.5% in the current period to $31.5 million from $28.8 million in the comparable period in 2000.

         On September 18, 2001, the Company announced that American Modern would cease offering commercial liability programs, which amounted to approximately
3.6 percent of American Modern's total gross premiums in the nine months of 2001. After careful evaluation of the importance of this business area to American Modern's overall strategy, management decided to cease offering these unprofitable coverages to help enhance the Company's long-term profitability.

Investment Income and Realized Capital Gains

         AMIG's net investment income (before taxes and excluding capital gains) increased 5.1% to $8.3 million in the third quarter of 2001 from $7.9 million for the third quarter of 2000. On a year-to-date basis, AMIG's net investment income (exclusive of the items mentioned above) increased 14.1% to $25.5 million from $22.4 million for the same nine-month period in 2000. Investment income increased due to the continued growth in AMIG's investment portfolio.

         Excluding the impact of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", AMIG's net realized capital gains (after-tax) decreased to a loss of $(0.7) million, $(0.07) per share (diluted), for the third quarter of 2001, from a gain of $0.4 million, $0.03 per share (diluted), for the same quarter in 2000. On a year-to-date basis, AMIG's net realized capital gains (after-tax), exclusive of the items mentioned above, decreased to $1.1 million, $0.12 per share (diluted), from $2.5 million, $0.26 per share (diluted), for the same nine-month period in 2000. SFAS No. 133 negatively impacted the aforementioned net realized after-tax capital gains by $(0.7) million, $(0.08) per share (diluted), in the third quarter of 2001 and also decreased the nine-month of 2001 after-tax capital gains by $(0.2) million, $(0.02) per share (diluted).

Losses and Loss Adjustment Expenses

         AMIG's losses and loss adjustment expenses in the third quarter of 2001 increased 29.1% to $80.6 million from $62.5 million for the third quarter of 2000. AMIG's weather-related catastrophe losses for the third quarter of 2001 amounted to $1.2 million on a pre-tax basis compared with $0.7 million for the same quarter of 2000. These losses had an after-tax impact of approximately $0.08 per share (diluted) in the third quarter of 2001 compared to $0.05 per share (diluted) in the third quarter of 2000. Excluding catastrophe losses, the property and casualty combined ratio for the third quarter was 103.2% compared to 96.8% for the same quarter in 2000. An increase in commercial liability losses and higher than normal fire losses also contributed to the increase in loss and loss adjustment expense in the third quarter. Commercial losses had an after-tax impact of $0.53 per share (diluted) in the third quarter 2001, compared to $0.13 per share (diluted) in the third quarter 2000. Personal lines higher than normal fire losses accounted for an after-tax loss per share (diluted) of $0.24 in the third quarter 2001 compared to $0.08 per share (diluted) a year ago.

         On a year-to-date basis, AMIG's losses and loss adjustment expenses increased 21.7% to $218.3 million from $179.4 million for the same nine-month period in 2000 due to the aforementioned increases in commercial liability losses and fire losses coupled with catastrophe losses from Tropical Storm Allison and other severe storms earlier in 2001. AMIG's weather-related catastrophe losses for the first nine months of 2001 amounted to $17.6 million on a pre-tax basis compared with $8.4 million for the same period in 2000. These losses had an after-tax impact of approximately $1.27 per share (diluted) in the first nine months of 2001 compared to $0.58 per share (diluted) in the same period of 2000. Excluding catastrophe losses, the property and casualty combined ratio for the first nine months of 2001 was 96.3% compared to 94.6% for the same period in 2000. American Modern's commercial liability programs produced after-tax losses for the first nine months of 2001 of $0.63 per share (diluted). For the first nine months of 2000, commercial liability losses were $0.31 per share (diluted). Higher than normal fire losses produced after-tax losses of $0.85 per share (diluted) and $0.15 per share (diluted) for the nine-month periods in 2001 and 2000, respectively.

Commissions and Other Policy Acquisition Costs and Operating and Administration Expenses

         AMIG's commissions and other policy acquisition costs and operating and administrative expenses for the third quarter of 2001 increased 3.9% to $56.1 million from $54.0 million in the third quarter of 2000. On a year-to-date basis, AMIG's commissions and other policy acquisition costs and operating and administrative expenses for the first nine months of 2001 increased 2.4% to $161.2 million from $157.4 million for the same nine-month period in 2000. These increases are due to continued growth in net earned premiums offset by a decrease in contingent commission expense due to the previously discussed losses incurred in the third quarter and first nine months of 2001.

Property and Casualty Underwriting Results

         AMIG's property and casualty operations generated a pre-tax underwriting loss of ($5.2) million for the third quarter of 2001 compared to a pre-tax underwriting profit of $3.0 million for the same quarter in 2000. For the current quarter, AMIG's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 104.1% compared to 97.4% in the third quarter of 2000. Losses from the commercial liability lines contributed 6.2 percentage points to the combined ratio in the third quarter compared with 2.1 points a year ago. The fire loss ratio was approximately 4.0 percentage points higher than normal in this year's third quarter, while only 1.3 points higher than normal in last year's quarter. On a year-to-date basis, AMIG's property and casualty pre-tax underwriting income decreased from a profit of $9.4 million in the nine months of 2000 to an underwriting loss of ($4.0) during the first nine months of 2001. AMIG's combined ratio for its property and casualty business was 101.1% for the first nine months of 2001 compared to 97.2% for the same period in 2000.

TRANSPORTATION

         M/G Transport, the Company's transportation subsidiary, reported a $0.4 million increase in revenue in the third quarter of 2001 to $8.2 million as compared to $7.8 million in the comparable quarter in 2000. On a year-to-date basis, revenues (excluding $1.0 million in capital gains in 2000) increased $3.0 million to $25.8 million in 2001 compared to $22.8 million in 2000. Pre-tax operating profit decreased in the current quarter to $0.3 million from $0.7 million in the third quarter of 2000. On a year-to-date basis, pre-tax operating profit (excluding capital gains) decreased to $1.4 million from $1.7 million in 2000. Revenues increased due to an increase in longer duration affreightment movements. Profits declined due to lower profit margins on these longer haul movements.

CORPORATE

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

         On January 25, 2001, the Company's Board of Directors approved an increase in the number of shares authorized under the Company's Common Stock Repurchase Program from 500,000 shares to 1,000,000 shares. In the third quarter of 2001, the Company repurchased 28,700 shares at a cost of $1.1 million bringing the year-to-date total to 156,846 shares and a total cost of $5.3 million.

         Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet the Company's operating cash requirements for the next twelve months. The Company declared $2.1 million in dividends to its shareholders during the first nine months of 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risks associated with the Company's investment portfolios have not changed materially from those disclosed in the 2000 Annual Report on Form 10-K.

OTHER MATTERS

COMPREHENSIVE INCOME

         The only difference between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three and nine-month periods ended September 30, 2001 and 2000, such net unrealized gains increased (decreased), net of related income tax effects, by the following amounts (in thousands):
                                                      2001              2000
                                                      ----              ----
         Three months ended September 30             $(2,085)           $5,323
                                                     ========           ======
         Nine months ended September 30              $(6,582)           $4,646
                                                     ========           ======

         Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

PRIVATE SECURITIES REFORM ACT OF 1995 - FORWARD LOOKING STATEMENTS DISCLOSURE

         This report contains forward looking statements. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results or operations or of financial condition or state other "forward-looking" information. Although management believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are certain facts that could cause a difference between actual results and those forward-looking statements. For purposes of this report, a "Forward Looking Statement," within the meaning of the

Securities Reform Act of 1995, is any statement concerning the year 2001 and beyond. The actions and performance of the company and its subsidiaries could deviate materially from what is contemplated by the forward looking statements contained in this report. Factors which might cause deviations from the forward looking statements include, without limitations, the following: 1) changes in the laws or regulations affecting the operations of the company or any of its subsidiaries, 2) changes in the business tactics or strategies of the company or any of its subsidiaries, 3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the company or any of its subsidiaries, 4) changing market forces or litigation which necessitate, in management's judgement, changes in plans, strategy or tactics of the company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace or fluctuations in interest rates, any one of which might materially affect the operations of the company and/or its subsidiaries. Any forward-looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. When considering forward-looking statements contained herein, you should keep in mind the other cautionary statements herein.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000 and of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




/s/Deloitte & Touche LLP

Deloitte & Touche LLP
Cincinnati, Ohio

October 18, 2001

                           PART II. OTHER INFORMATION
                      THE MIDLAND COMPANY AND SUBSIDIARIES
                               SEPTEMBER 30, 2001

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

                               THE MIDLAND COMPANY

Date  October 18, 2001           /s/John I. Von Lehman
     ------------------        ------------------------------------------------
                               John I. Von Lehman, Executive Vice President,
                               Chief Financial Officer and Secretary