Form 10-K405
period 2001-12-31
MIDLAND CO
filed 2002-03-15
CIK 66025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

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

         Yes      X        No_____
               ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting and non-voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant as of March 11, 2002 was $372,410,000 based on a closing price of $42.50 per share. As of March 11, 2002, 8,762,577 shares of no par value common stock were issued and outstanding.

                       Documents Incorporated by Reference

     Portions of the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV.

     Portions of the Registrant's Proxy Statement dated March 12, 2002 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 11, 2002 are incorporated by reference into Part III.

                               THE MIDLAND COMPANY
                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001


Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, profitability and business relationships, as well as any other statements concerning the year 2002 and beyond. The forward-looking statements involve risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of Midland or its subsidiaries changes in the business tactics or strategies of Midland, its subsidiaries or its current or anticipated business partners, the financial condition of Midland's business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in Midland's filings with the SEC, any one of which might materially affect the operations of Midland or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.


                                     PART I

ITEM 1.   Business.

          Midland hereby incorporates by reference the inside cover and pages 2 through 13, 16 through 21 and 33 and 34 (Note 16) of the its 2001 Annual Report to Shareholders. Midland was incorporated in Ohio in 1968 with its original predecessor company dating back to 1938. The number of persons employed by Midland was 1,032 at December 31, 2001.

          Property and Casualty Loss Reserves
          Midland's consolidated financial statements include the estimated liability (reserves) for unpaid losses and loss adjustment expenses
          (LAE) of its property and casualty insurance subsidiaries. The liability is presented net of amounts recoverable from salvage and subrogation and includes amounts recoverable from reinsurance for which receivables are recognized.

          Midland establishes reserves for losses that have been reported and certain legal expenses on the "case basis" method. Claims incurred but not reported ("IBNR") and other adjustment expenses are estimated using statistical procedures. Salvage and subrogation recoveries are accrued using the "case basis" method for large claims and statistical procedures for smaller claims.

          Midland's objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately expected to be required to settle losses. The property and casualty divisions' reserves aggregate its best estimates of the total ultimate cost of claims that have been incurred but have not yet been paid. The estimates are based on past claims experience and reflect current claims trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

          Management reviews the loss and loss adjustment expense reserve development on a regular basis to determine whether the reserving assumptions and methods are appropriate. Reserves initially determined are compared to the amounts ultimately paid. Management regularly makes statistical estimates of the projected amounts necessary to settle outstanding claims, compares these estimates to the recorded reserves and adjusts the reserves as necessary. The adjustments are reflected in current operations.

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

          The following table provides an analysis of changes in loss and LAE reserves for 2001, 2000 and 1999 (net of reinsurance amounts) for the property and casualty insurance subsidiaries. Based on the information available during and at the end of 2001, 2000 and 1999, operations were credited $4,179,000, $6,952,000 and $10,178,000 in 2001, 2000 and
          1999, respectively, as a result of a decrease in the estimated amounts needed to settle prior years' claims. Such reserve adjustments, which effected reported results of current operations during each of the years, resulted from developed losses from prior years being different than were anticipated when the liability for losses and loss adjustment expense were originally estimated. These development trends have been considered in establishing the current year liabilities.


          Changes in Loss and LAE Reserves:

                                                                  (AMOUNTS IN 000'S)
                                                      2001               2000                1999
                                                    -------------------------------------------------
              Balance at January 1                  $111,742            $113,439           $ 108,697
                Less reinsurance recoverables         16,720              24,114              20,430
                                                    -------------------------------------------------
              Net balance at January 1                95,022              89,325              88,267
                                                    -------------------------------------------------
              Incurred related to:
                Current year                         291,502             242,689             211,066
                Prior years                           (4,179)             (6,952)            (10,178)
                                                    --------------------------------------------------
              Total incurred                         287,323             235,737             200,888
                                                    -------------------------------------------------
              Paid related to:
                Current year                         226,853             186,498             159,045
                Prior years                           52,634              43,542              40,785
                                                    -------------------------------------------------
              Total paid                             279,487             230,040             199,830
                                                    -------------------------------------------------
              Net balance at
                December 31                          102,858              95,022              89,325
                Plus reinsurance recoverables         19,309              16,720              24,114
                                                    -------------------------------------------------
              Balance at December 31                $122,167            $111,742            $113,439
                                                    =================================================

          Analysis of Loss and LAE Reserve Development
          The next table presents the development of Midland's property and casualty insurance subsidiaries estimated liability for the ten years prior to 2001. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

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

          The table shows the cumulative redundancy developed with respect to the previously recorded liability for all years as of the end of 2001. For example, the 1994 reserve of $37,481,000 has been re-estimated as of year-end 2001 to be $31,113,000, indicating a redundancy of $6,368,000.

          The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2001, the Company had paid $30,971,000 of the currently estimated $31,113,000 of losses and LAE that had been incurred as of the end of 1994; thus an estimated $142,000 of losses incurred as of the end of 1994 remain unpaid as of the current financial statement date.

          In using this information, it should be noted that this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Each amount in each column includes amounts applicable to the year over the column and all prior years. For example, the amounts included in the 1993 column include amounts related to 1993 and all prior years.

          The reserve development is unfavorable for 1995 and 1996 due to the expansion into certain areas of commercial liability lines insurance in those years. However, reserve development is favorable for 1997 through 2000 due to a reduction in the aforementioned commercial lines business combined with an overall strengthening of reserves. Midland ceased offering commercial liability products in September 2001.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                               (AMOUNTS IN 000'S)

Year Ended
   December 31                 1991      1992      1993      1994      1995      1996       1997        1998       1999
----------------------------   ----      ----      ----      ----      ----      ----       ----        ----       ----
Reserve for Unpaid
   Losses, Net of
   Reinsurance                 $19,089   $20,405   $27,744   $37,481   $47,712   $64,784     $81,901   $ 88,267    $ 89,325

Net Reserve Re-estimated
   as of:
  One Year Later                17,160    18,425    25,668    30,134    51,483    70,014      79,781     78,089      82,373
  Two Years Later               15,699    18,451    22,686    32,074    53,467    67,310      77,148     77,774      80,928
  Three Years Later             15,202    16,871    21,154    31,880    52,418    66,442      76,110     76,477
  Four Years Later              14,497    16,616    20,966    31,734    51,688    66,060      76,620
  Five Years Later              14,393    16,505    20,688    31,155    51,087    65,674
  Six Years Later               14,373    16,445    20,629    31,130    51,298
  Seven Years Later             14,361    16,441    20,962    31,113
  Eight Years Later             14,354    16,542    20,913
  Nine Years Later              14,414    16,488
  Ten Years Later               14,414

Net Cumulative
   Redundancy
   (Deficiency)                 $4,675    $3,917    $6,831    $6,368  $ (3,586)   $ (890)    $ 5,281   $ 11,790     $ 8,397
                             ===============================================================================================
Net Cumulative
   Amount of
   Reserve Paid
   Through:
  One Year Later               $10,937   $11,730    $9,684   $19,040   $31,471   $37,307     $42,795   $ 40,785    $ 43,532
  Two Years Later               12,685    14,397    18,445    26,471    41,785    51,461      57,677     55,959      57,381
  Three Years Later             13,588    15,923    19,930    29,237    47,434    58,716      65,610     63,511
  Four Years Later              14,171    16,312    20,427    30,425    49,596    61,913      69,376
  Five Years Later              14,307    16,381    20,558    30,770    50,051    63,728
  Six Years Later               14,331    16,420    20,598    30,846    50,685
  Seven Years Later             14,356    16,435    20,953    30,971
  Eight Years Later             14,354    16,542    20,968
  Nine Years Later              14,414    16,540
  Ten Years Later               14,414

Net Reserve - December 31                          $27,744   $37,481   $47,712   $64,784    $ 81,901   $ 88,267    $ 89,325
Reinsurance Recoverables                             6,220    14,597    13,785    24,208      26,433     20,430      24,114
                                                 ---------------------------------------------------------------------------
Gross Reserve-December 31                          $33,964   $52,078   $61,497   $88,992    $108,334  $ 108,697    $113,439
                                                 ===========================================================================
Net Re-estimated Reserve                           $20,913   $31,113   $51,298   $65,674     $76,620   $ 76,477    $ 80,928
Re-estimated Reinsurance                            $4,689   $12,117   $14,821   $24,541     $24,729   $ 17,701    $ 21,847
                                                 ---------------------------------------------------------------------------
Gross Re-estimated Reserve                         $25,602   $43,230   $66,119   $90,215    $101,349   $ 94,178    $102,775
                                                 ===========================================================================
Gross Cumulative Redundancy (Deficiency)            $8,362    $8,848  $ (4,622) $ (1,223)    $ 6,985   $ 14,519    $ 10,664
                                                 ===========================================================================



Year Ended
   December 31                    2000         2001
----------------------------      ----         ----
Reserve for Unpaid
   Losses, Net of
   Reinsurance                   $ 95,022    $ 102,858

Net Reserve Re-estimated
   as of:
  One Year Later                   90,843
  Two Years Later
  Three Years Later
  Four Years Later
  Five Years Later
  Six Years Later
  Seven Years Later
  Eight Years Later
  Nine Years Later
  Ten Years Later

Net Cumulative
   Redundancy
   (Deficiency)                   $ 4,179
                             =============
Net Cumulative
   Amount of
   Reserve Paid
   Through:
  One Year Later                 $ 52,634
  Two Years Later
  Three Years Later
  Four Years Later
  Five Years Later
  Six Years Later
  Seven Years Later
  Eight Years Later
  Nine Years Later
  Ten Years Later

Net Reserve - December 31        $ 95,022    $ 102,858
Reinsurance Recoverables           16,720       19,309
                              -------------------------
Gross Reserve-December 31       $ 111,742    $ 122,167
                              =========================
Net Re-estimated Reserve         $ 90,843
Re-estimated Reinsurance         $ 15,985
                              ------------
Gross Re-estimated Reserve      $ 106,828
                              ============
Gross Cumulative Redundancy
  (Deficiency)                  $   4,914
                              =============

          Seasonality and Reinsurance
          Incurred losses, and thus the results of operations, for Midland are dependent in some respect on seasonal weather patterns.

          Midland attempts to mitigate its risk to such unpredictable weather patterns by diversifying the geographic areas covered and by reinsuring certain levels of risk with other insurance companies. By reinsuring certain levels and types of insurable risk with other insurance companies, Midland limits its exposure to losses to that portion of the insurable risk it retains. However, failure of the reinsurer to honor their obligation could result in losses to Midland, as the reinsurance contracts do not relieve Midland of its obligations to policyholders. Midland continually evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies and does not believe it holds any significant concentration of credit risk arising from any single reinsurer or any similar geographic region, activity or economic characteristic associated with its reinsurers. Midland fully expects its reinsurers to honor their obligations. As of December 31, 2001 Midland is owed $3.9 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists. Midland has not experienced any uncollectible reinsurance amounts or coverage disputes with its reinsurers historically and the composition of its reinsurers has not changed significantly in recent years.

          Significant Customer
          As indicated in Industry Segments, Note 16 to Midland's 2001 consolidated financial statements, in 2001 and 2000, revenues (earned premiums net of amounts ultimately ceded to reinsurers) received for sales through one customer, Conseco, Inc., amounted to $80,674,000 and $77,395,000, respectively. At December 31, 2001, the Company's wholly owned subsidiary, American Modern Insurance Group, had a receivable on business placed through Conseco Agency, a subsidiary of Conseco, Inc., in the amount of $20,748,000, all of which is current. Of this amount, a significant portion is subject to a trust arrangement and the entire receivable balance is secured by other collateral and rights. In the third quarter of 2001, American Modern discontinued writing a portion of Conseco's insurance business that related to multi-year term policies where the insurance premiums are remitted to American Modern as the policyholder makes monthly payments to Conseco. This method of payment resulted in an increase in American Modern's receivable balance from Conseco in 2001. As a result of the discontinuance of issuing these multi-year policies, the receivable balance from Conseco is expected to decrease during 2002 and the amount of premiums written through Conseco is also projected to be less in 2002 than in 2001. Of the premiums projected to be written through Conseco in 2002, approximately 20 percent is projected to be generated in connection with the financing of new manufactured homes and 80 percent is projected to be generated from renewals of existing policies.


ITEM 2.   Properties.
          Midland owns its 275,000 square foot principal offices located in Amelia, Ohio. Midland's insurance subsidiaries lease office space in Montgomery, Alabama, Atlanta, Georgia, St. Louis, Missouri, Grand Rapids, Michigan and West Des Moines, Iowa. Midland's transportation subsidiaries lease offices in Metairie, Louisiana.

ITEM 3.   Legal Proceedings.
          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.
          None during the fourth quarter.


                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters. Incorporated by reference to pages 33 (Note 15) and 36 of Midland's 2001 Annual Report to Shareholders. The number of holders of Midland's common stock at December 31, 2001 was approximately 2,100. Midland's common stock is registered on the NASDAQ National Market
          (MLAN).

ITEM 6.   Selected Financial Data.
          Incorporated by reference to "Six Year Financial Summary Data" on pages 14 and 15 of Midland's 2001 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Incorporated by reference to pages 16 through 21 of Midland's 2001 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk Incorporated by reference to "Market Risk" section of Management's Discussion and Analysis of Financial Conditions and Results from Operations on pages 20 and 21 of Midland's 2001 Annual Report to Shareholders.

ITEM 8.   Financial Statements and Supplementary Data.
          Incorporated by reference to pages 22 through 36 of Midland's 2001 Annual Report to Shareholders.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
          None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.
          Incorporated by reference to Midland's Proxy Statement dated March 12, 2002.

ITEM 11.  Executive Compensation.
          Incorporated by reference to Midland's Proxy Statement dated March 12, 2002.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to Midland's Proxy Statement dated March 12, 2002.

ITEM 13.  Certain Relationships and Related Transactions.
          Incorporated by reference to Midland's Proxy Statement dated March 12, 2002.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) 1.  Financial Statements.

                  Incorporated by reference in Part II of this report:

                     Independent Auditors' Report.
                     Consolidated Balance Sheets, December 31, 2001 and 2000. Consolidated Statements of Income for the Years
                          Ended December 31, 2001, 2000 and 1999.
                     Consolidated Statements of Changes in Shareholders' Equity
                          for the Years Ended December 31, 2001, 2000 and 1999.
                     Consolidated Statements of Cash Flows for the Years Ended
                          December 31, 2001, 2000 and 1999.
                     Notes to Consolidated Financial Statements.

          (a) 2.  Financial Statement Schedules.

                  Included in Part IV of this report:                                                        PAGE
                                                                                                             ----

                    Independent Auditors' Consent and Report on Schedules.                                   11
                    Schedule I - Summary of Investments - Other Than Investments
                        in Related Parties - December 31, 2001                                               12
                    Schedule II - Condensed Financial Information of Registrant                           13-17
                    Schedule III - Supplementary Insurance Information for the
                        Years Ended December 31, 2001, 2000 and 1999                                         18
                    Schedule IV - Reinsurance for the Years Ended
                        December 31, 2001, 2000 and 1999                                                     19
                    Schedule V - Valuation and Qualifying Accounts for the
                        Years Ended December 31, 2001, 2000 and 1999                                         20
                    Schedule VI - Supplemental Information Concerning Property-
                        Casualty Insurance Operations for the Years Ended
                        December 31, 2001, 2000 and 1999                                                     21


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

                      10.1   The Midland Company 2002 Employee Incentive Stock Plan*
                             - Incorporated by Reference to Registrant's Proxy
                             Statement dated March 12, 2002.

                      10.2   The Midland Company 2002 Restricted Stock and Stock Option Plan
                             for Non-Employee Directors - Incorporated by Reference to the
                             Registrant's Proxy Statement dated March 12, 2002.

                      10.3   The Midland Company 1992 Employee Incentive Stock Plan
                             (Amended and Restated)* - Filed as Exhibit 10.1 to the Registrant's
                             Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

                      10.4   Annual Incentive Plan* - Filed as Exhibit 10.3 to the Registrant's
                             Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

                      10.5   Consulting Agreements with J. P. Hayden, Jr., Michael J. Conaton,
                             John R. LaBar and Robert W. Hayden - Filed as Exhibits 10.4(a)*,
                             10.4(b)*, 10.4(c)* and 10.4(d)* to the Registrant's
                             Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

                      10.6   Employee Retention Agreements with Joseph P. Hayden III,
                             John W. Hayden, John I. Von Lehman and Paul T. Brizzolara - Filed
                             as Exhibits 10.5(a)*, 10.5(b)*, 10.5(c)* and 10.5(d)* to the Registrant's
                             Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

                      10.7   The Midland-Guardian Co. Salaried Employees 401(k) Savings Plan,
                             The Midland Company 2000 Associate Discount Stock Purchase
                             Plan and The Midland Company Stock Option Plan for Non-Employee
                             Directors - Incorporated by Reference to Registrant's Registration
                             Statement No. 333-40560 on Form S-8.

                      10.8   The Midland Company Dividend Reinvestment Plan - Incorporated by
                             Reference to Registrant's Registration Statement No. 033-64821 on Form
                             S-3.

                      10.9   The Midland Company Non-Employee Director Deferred Compensation Plan,
                             The Midland Company Supplemental Retirement Plan*, Midland-Guardian Co.
                             Salaried Employees' Non-Qualified Savings Plan*, Midland-Guardian Co.
                             Non-Qualified Self-Directed Retirement Plan*, The Midland Company Stock
                             Option Plan for Non-Employee Directors as Amended January 2000 filed as
                             Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Registrant's Form 10-Q
                             for the quarter ended June 30, 2001 and incorporated herein by reference.


                       13.   2001 Annual Report to Shareholders filed herewith.

                       21.   Subsidiaries of the Registrant.                                                          22

                       23.   Independent Auditors' Consent - Included in Consent and Report
                             on Schedules referred to under Item 14(a)2 above.

                             * Management Compensatory Plan or Arrangement

              (b)        Reports on Form 8-K - None during 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    THE MIDLAND COMPANY

          SIGNATURE                                         TITLE                                      DATE
    /s/ J. P. Hayden, III                         Chairman of the Board and                      March 15, 2002
-------------------------------------------         Chief Operating Officer
    (J. P. Hayden, III)

    /s/ John W. Hayden                            President and                                  March 15, 2002
-------------------------------------------         Chief Executive Officer
    (John W. Hayden)

    /s/ John I. Von Lehman                        Executive Vice President,                      March 15, 2002
-------------------------------------------         Chief Financial and
    (John I. Von Lehman)                            Accounting Officer
                                                    and Secretary

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            THE MIDLAND COMPANY

           SIGNATURE                                     TITLE                                     DATE
    /S/ James E. Bushman                          Director and Member                          March 15, 2002
-------------------------------------------         of Audit Committee
    (James E. Bushman)

    /S/ James H. Carey                            Director and Member                          March 15, 2002
-------------------------------------------         of Audit Committee
    (James H. Carey)

    /S/ Michael J. Conaton                        Director                                     March 15, 2002
-------------------------------------------
    (Michael J. Conaton)

    /S/ Jerry A. Grundhofer                       Director                                     March 15, 2002
-------------------------------------------
    (Jerry A. Grundhofer)

    /S/ J. P. Hayden, Jr.                         Chairman of the Executive                    March 15, 2002
-------------------------------------------         Committee of the Board
    (J. P. Hayden, Jr.)                             and Director

    /S/ J. P. Hayden, III                         Chairman of the Board,                       March 15, 2002
-------------------------------------------          Chief Operating Officer
    (J. P. Hayden, III)                              and Director

    /S/ John W. Hayden                            President, Chief Executive                   March 15, 2002
-------------------------------------------          Officer and Director
    (John W. Hayden)

    /S/ Robert W. Hayden                          Director                                     March 15, 2002
-------------------------------------------
    (Robert W. Hayden)

    /S/ William T. Hayden                         Director                                     March 15, 2002
-------------------------------------------
    (William T. Hayden)

    /S/ William J. Keating, Jr.                   Director                                     March 15, 2002
-------------------------------------------
    (William J. Keating, Jr.)

    /S/ John R. LaBar                             Director                                     March 15, 2002
-------------------------------------------
    (John R. LaBar)

    /S/ David B. O'Maley                          Director                                     March 15, 2002
-------------------------------------------
    (David B. O'Maley)

    /S/ John M. O'Mara                            Director and Member                          March 15, 2002
-------------------------------------------         of Audit Committee
    (John M. O'Mara)

    /S/ Glenn E. Schembechler                     Director and Member                          March 15, 2002
-------------------------------------------         of Audit Committee
    (Glenn E. Schembechler)

    /S/ Marie Francis Thrailkill, OSU Ed.D.       Director                                     March 15, 2002
-------------------------------------------
    (Marie Francis Thrailkill, OSU Ed.D.)

    S/ John I. Von Lehman                         Executive Vice President,                    March 15, 2002
-------------------------------------------        Chief Financial and Accounting
    (John I. Von Lehman)                           Officer, Secretary and Director

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES



To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statements No. 33-64821 on Form S-3 and Nos. 33-48511 and 333-40560 on Form S-8 of The Midland Company of our report dated February 7, 2002, incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 2001.

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




/s/ Deloitte & Touche LLP
Deloitte & Touche LLP


March 15, 2002
Cincinnati, Ohio

                      THE MIDLAND COMPANY AND SUBSIDIARIES

                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001

                           Column A                                    Column B           Column C          Column D
--------------------------------------------------------------------------------------------------------------------------
                                                                                                            Amount at
                                                                                                           Which Shown
                                                                                                         in the Balance
                      Type of Investment                                 Cost              Value              Sheet
--------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
     Bonds:
         United States Government and government
             agencies and authorities                                   $ 55,747,000       $ 58,284,000      $ 58,284,000
         States, municipalities and political subdivisions               183,645,000        187,833,000       187,833,000
         Mortgage-backed securities                                       70,931,000         72,889,000        72,889,000
         Foreign governments                                               8,998,000          9,402,000         9,402,000
         Public utilities                                                  5,137,000          5,135,000         5,135,000
         All other corporate bonds                                       163,835,000        167,346,000       167,346,000
                                                                   -------------------------------------------------------
                 Total                                                   488,293,000        500,889,000       500,889,000
                                                                   -------------------------------------------------------

Equity securities, available-for-sale:
     Common stocks:
         Public utilities                                                  1,960,000          2,049,000         2,049,000
         Banks, trusts and insurance companies                             9,500,000         57,744,000        57,744,000
         Industrial, miscellaneous and all other                          44,915,000         52,003,000        52,003,000
         Imbedded derivatives                                              1,108,000          1,108,000         1,108,000
         Nonredeemable preferred stocks                                   33,108,000         35,346,000        35,346,000
                                                                   -------------------------------------------------------
                 Total                                                    90,591,000        148,250,000       148,250,000
                                                                   -------------------------------------------------------

Accrued interest and dividends                                             8,170,000       XXXXXXX              8,170,000
                                                                   -------------------------------------------------------
Mortgage loans on real estate                                              8,131,000       XXXXXXX              8,131,000
                                                                   -------------------------------------------------------
Short-term investments                                                    38,569,000       XXXXXXX             38,569,000
                                                                   -------------------------------------------------------
                 Total Investments                                      $633,754,000       XXXXXXX           $704,009,000
                                                                   =======================================================

                        THE MIDLAND COMPANY (PARENT ONLY)

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED BALANCE SHEET INFORMATION
                           DECEMBER 31, 2001 AND 2000

                          ASSETS                                  2001                   2000
                                                            ------------------     ------------------
Cash                                                             $    98,000            $    68,000
                                                            ------------------     ------------------
Marketable Securities Available
   for Sale (at market value):
      Debt Securities (cost, $175,000 in 2001
           and $353,000 in 2000)                                      175,000                353,000
      Equity (cost, $338,000 in 2001
           and $342,000 in 2000)                                    2,691,000              2,964,000
                                                            ------------------     ------------------
               Total                                                2,866,000              3,317,000
                                                            ------------------     ------------------

Receivables - Net                                                  10,851,000             16,152,000
                                                            ------------------     ------------------
Intercompany Receivables                                            1,098,000             16,902,000
                                                            ------------------     ------------------
Property, Plant and Equipment (at cost):                           37,457,000             37,480,000
   Less Accumulated Depreciation                                   10,229,000              9,114,000
                                                            ------------------     ------------------
               Net                                                 27,228,000             28,366,000
                                                            ------------------     ------------------
Other Assets                                                        7,643,000              6,571,000
                                                            ------------------     ------------------
Investments in Subsidiaries (at equity)                           298,482,000            278,755,000
                                                            ------------------     ------------------
               Total Assets                                      $348,266,000           $350,131,000
                                                            ==================     ==================

                        THE MIDLAND COMPANY (PARENT ONLY)

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED BALANCE SHEET INFORMATION
                           DECEMBER 31, 2001 AND 2000

               LIABILITIES AND SHAREHOLDERS' EQUITY                       2001                   2000
                                                                    ------------------     ------------------
Notes Payable Within One Year:
      Banks (including current portion of long-term debt)                $ 26,756,000           $ 39,706,000
      Commercial Paper                                                      9,522,000              6,020,000
                                                                    ------------------     ------------------
               Total                                                       36,278,000             45,726,000
                                                                    ------------------     ------------------
Other Payables and Accruals                                                 3,649,000              4,009,000
                                                                    ------------------     ------------------
Long - Term Debt                                                           16,463,000             17,219,000
                                                                    ------------------     ------------------
Shareholders' Equity:
      Common Stock - No Par (issued and outstanding:
           8,830,000 shares at December 31, 2001 and
           9,000,000 shares at December 31, 2000 after
           deducting treasury stock of 2,098,000 shares
           and 1,928,000 shares, respectively)                                911,000                911,000
      Additional Paid - in Capital                                         20,386,000             19,838,000
      Retained Earnings                                                   264,057,000            239,679,000
      Accumulated Other Comprehensive Income                               45,875,000             54,396,000
      Treasury Stock (at cost)                                            (38,698,000)           (30,404,000)
      Unvested Restricted Stock Awards                                       (655,000)            (1,243,000)
                                                                    ------------------     ------------------
               Total                                                      291,876,000            283,177,000
                                                                    ------------------     ------------------
               Total Liabilities and Shareholders' Equity                $348,266,000           $350,131,000
                                                                    ==================     ==================

                        THE MIDLAND COMPANY (PARENT ONLY)

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   CONDENSED STATEMENTS OF INCOME INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                   2001                 2000                 1999
                                                            ----------------    -----------------    -----------------
Revenues:
     Dividends from Subsidiaries                                $   298,000          $13,529,000          $ 9,000,000
     All Other Income, Primarily Charges
         to Subsidiaries                                          5,992,000            6,317,000            6,359,000
                                                            ----------------    -----------------    -----------------
              Total Revenues                                      6,290,000           19,846,000           15,359,000
                                                            ----------------    -----------------    -----------------
Expenses:
      Interest Expense                                            3,446,000            3,745,000            3,391,000
      Depreciation and Amortization                               1,749,000            2,458,000            3,973,000
      All Other Expenses                                          2,626,000            2,975,000            1,786,000
                                                            ----------------    -----------------    -----------------
               Total Expenses                                     7,821,000            9,178,000            9,150,000
                                                            ----------------    -----------------    -----------------
 Income (Loss) Before Federal Income Tax                         (1,531,000)          10,668,000            6,209,000
 Provision (Credit) for Federal Income Tax                         (695,000)          (1,053,000)          (1,023,000)
                                                            ----------------    -----------------    -----------------
 Income (Loss) Before Change in
      Undistributed Income of Subsidiaries                         (836,000)          11,721,000            7,232,000
 Change in Undistributed Income of  Subsidiaries                 28,058,000           23,742,000           23,947,000
                                                            ----------------    -----------------    -----------------
               Net Income                                       $27,222,000          $35,463,000          $31,179,000
                                                            ================    =================    =================

                        THE MIDLAND COMPANY (PARENT ONLY)

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                        2001                     2000                 1999
                                                                 -----------------     --------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                   $ 27,222,000             $ 35,463,000         $ 31,179,000
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Increase in undistributed income
                  of subsidiaries                                     (28,058,000)             (23,742,000)         (23,947,000)
              Decrease (Increase) in receivables                        6,162,000               (4,631,000)          (1,170,000)
              Depreciation and amortization                             1,749,000                2,458,000            3,973,000
              Decrease (increase) in other assets                      (1,072,000)              (1,013,000)           8,004,000
              Increase (decrease) in other
                  payables and accruals                                  (247,000)              (2,723,000)           2,422,000
              Other - net                                                  68,000                    2,000               19,000
                                                                 -----------------     --------------------    -----------------
                  Net Cash Provided by
                      Operating Activities                              5,824,000                5,814,000           20,480,000
                                                                 -----------------     --------------------    -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                     (208,000)                (259,000)            (279,000)
        Change in investments (excluding unrealized
           appreciation/depreciation)                                     159,000                 (232,000)             373,000
        Sale of property, plant and equipment - net                        40,000                   24,000              214,000
                                                                 -----------------     --------------------    -----------------
                  Net Cash Provided by (Used in)
                      Investing Activities                                 (9,000)                (467,000)             308,000
                                                                 -----------------     --------------------    -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
        Net change in intercompany accounts                            15,804,000               (6,489,000)         (12,080,000)
        Purchase of treasury stock                                    (10,900,000)             (15,432,000)          (3,709,000)
        Increase (decrease) in short - term borrowings                 (9,498,000)              19,470,000            4,028,000
        Dividends paid                                                 (2,818,000)              (2,747,000)          (2,515,000)
        Issuance of treasury stock                                      2,333,000                1,068,000            2,300,000
        Decrease in long - term debt                                     (706,000)              (1,297,000)          (8,760,000)
                                                                 -----------------     --------------------    -----------------
                  Net Cash Used in
                      Financing Activities                             (5,785,000)              (5,427,000)         (20,736,000)
                                                                 -----------------     -----------------------------------------
 NET INCREASE (DECREASE) IN CASH                                           30,000                  (80,000)              52,000

 CASH AT BEGINNING OF YEAR                                                 68,000                  148,000               96,000
                                                                 -----------------     --------------------    -----------------
 CASH AT END OF YEAR                                                 $     98,000                 $ 68,000         $    148,000
                                                                 =================     ====================    =================

                        THE MIDLAND COMPANY (PARENT ONLY)

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Midland's 2001 Annual Report to Shareholders.

Total debt of Midland (parent only) consists of the following:

                                                                                       DECEMBER 31,
                                                                                2001                 2000
                                                                          -----------------    ------------------
Short - Term Bank Borrowings                                                   $26,000,000           $39,000,000
Commercial Paper                                                                 9,522,000             6,020,000
Mortgage Notes:
     6.83% - Due December 20, 2005                                              17,219,000            17,925,000
                                                                          -----------------    ------------------
                     Total Debt                                                $52,741,000           $62,945,000
                                                                          =================    ==================


See Notes 6 and 7 to the consolidated financial statements included in the 2001 Annual Report to Shareholders for further information on Midland's outstanding debt at December 31, 2001.

The amount of debt that becomes due during each of the next four years is as follows: 2002 - $756,000; 2003 - $810,000; 2004 - $865,000; 2005 - remainder of
$14,788,000.

                      THE MIDLAND COMPANY AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                               (AMOUNTS IN 000'S)

            COLUMN A                     COLUMN B          COLUMN C         COLUMN D       COLUMN E        COLUMN F

                                                            Future
                                                            Policy
                                         Deferred           Benefits,                     Other Policy
                                         Policy             Losses,                       Claims and
                                         Acquisition        Claims and     Unearned        Benefits       Premium
                                         Cost               Loss Expenses  Premiums        Payable        Revenue
                                  ---------------------------------------------------------------------------------------

2001
----------------------------------
   Manufactured Housing                    $ 70,976                        $ 233,180                      $ 318,298
   Other Insurance                           29,809                          170,675                        189,935
   Unallocated Amounts                                        148,674
   Inter-segment Elimination
                                  ---------------------------------------------------------------------------------------
     Total                                $ 100,785         $ 148,674      $ 403,855             $ -      $ 508,233
                                  =======================================================================================
2000
----------------------------------
   Manufactured Housing                    $ 67,026                        $ 228,665                      $ 309,943
   Other Insurance                           24,548                          128,520                        146,177
   Unallocated Amounts                                        135,887
   Inter-segment Elimination
                                  ---------------------------------------------------------------------------------------
     Total                                 $ 91,574         $ 135,887      $ 357,185             $ -      $ 456,120
                                  =======================================================================================
1999
----------------------------------
   Manufactured Housing                    $ 60,112                        $ 215,437                      $ 283,332
   Other Insurance                           25,056                           97,401                        117,659
   Unallocated Amounts                                        133,713
   Inter-segment Elimination
                                  ---------------------------------------------------------------------------------------
     Total                                 $ 85,168         $ 133,713      $ 312,838             $ -      $ 400,991
                                  =======================================================================================






              COLUMN A               COLUMN G         COLUMN H          COLUMN I          COLUMN J               COLUMN K



                                                        Benefits,         Amortization of
                                       Net              Claims, Losses    Deferred Policy    Other
                                       Investment       and Settlement    Acquisition        Operating             Premiums
                                       Income (1)       Expenses          Costs              Expenses (1)          Written
                                ----------------------------------------------------------------------     ------------------

2001
--------------------------------
   Manufactured Housing                $ 20,562         $ 176,699          $ 92,968          $ 39,435              $ 322,818
   Other Insurance                       14,042           115,489            52,809            33,887                204,618(2)
   Unallocated Amounts                        7
   Inter-segment Elimination               (809)
                                ----------------------------------------------------------------------     ------------------
     Total                             $ 33,802         $ 292,188         $ 145,777          $ 73,322              $ 527,436
                                ======================================================================     ==================
2000
--------------------------------
   Manufactured Housing                $ 20,787         $ 156,517          $ 94,940          $ 41,684              $ 323,165
   Other Insurance                       11,272            84,163            42,113            29,071                153,682(2)
   Unallocated Amounts                       25
   Inter-segment Elimination             (1,310)
                                ----------------------------------------------------------------------     ------------------
     Total                             $ 30,774         $ 240,680         $ 137,053          $ 70,755              $ 476,847
                                ======================================================================     ==================
1999
--------------------------------
   Manufactured Housing                $ 15,526         $ 133,436          $ 82,302          $ 40,079              $ 306,446
   Other Insurance                       10,631            70,929            31,910            26,462                137,049(2)
   Unallocated Amounts                       19
   Inter-segment Elimination               (884)
                                ----------------------------------------------------------------------     ------------------
     Total                             $ 25,292         $ 204,365         $ 114,212          $ 66,541              $ 443,495
                                ======================================================================     ==================


NOTES TO SCHEDULE III:

(1) Net investment income is allocated to insurance segments based upon a combination of premium cash flow and equity data. Other operating expenses include expenses directly related to the segments and expenses allocated to the segments based on historical usage factors.

(2) Includes other property and casualty insurance and accident and health insurance from the life insurance subsidiaries ($4,331, $5,511 and $3,632 for 2001, 2000 and 1999, respectively).

                      THE MIDLAND COMPANY AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                COLUMN A                     COLUMN B          COLUMN C          COLUMN D          COLUMN E           COLUMN F

                                                               Ceded to           Assumed                          Percentage of
                                               Gross             Other          from Other            Net          Amount Assumed
                                              Amount           Companies         Companies          Amount            to Net
                                         ---------------------------------------------------------------------------------------
2001
----
Life Insurance in Force                      $ 942,494,000      $601,866,000       $79,697,000      $420,325,000          19.0%
                                         =======================================================================================

Insurance Premiums and
   Other Considerations:
      Life and Health Insurance              $  23,962,000      $ 15,013,000       $ 2,065,000      $ 11,014,000          18.7%
      Property & Liability Insurance           455,253,000        28,462,000        70,428,000       497,219,000          14.2%
                                         ---------------------------------------------------------------------------------------
         Total Premiums                      $ 479,215,000      $ 43,475,000       $72,493,000      $508,233,000          14.3%
                                         =======================================================================================

2000
----
Life Insurance in Force                      $ 731,201,000      $415,567,000       $55,023,000      $370,657,000          14.8%
                                         =======================================================================================
Insurance Premiums and
   Other Considerations:
      Life and Health Insurance              $  20,693,000      $ 11,403,000       $ 1,331,000      $ 10,621,000          12.5%
      Property & Liability Insurance           434,565,000        30,766,000        41,700,000       445,499,000           9.4%
                                         ---------------------------------------------------------------------------------------
         Total Premiums                      $ 455,258,000      $ 42,169,000       $43,031,000      $456,120,000           9.4%
                                         =======================================================================================
1999
----
Life Insurance in Force                      $ 507,134,000      $233,506,000       $23,359,000      $296,987,000           7.9%
                                         =======================================================================================
Insurance Premiums and
   Other Considerations:
      Life and Health Insurance              $  14,315,000      $  6,346,000       $   333,000      $  8,302,000           4.0%
      Property & Liability Insurance           409,506,000        55,620,000        38,803,000       392,689,000           9.9%
                                         ---------------------------------------------------------------------------------------
         Total Premiums                      $ 423,821,000      $ 61,966,000       $39,136,000      $400,991,000           9.8%
                                         =======================================================================================

                      THE MIDLAND COMPANY AND SUBSIDIARIES

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                     ADDITIONS
                                                                      CHARGED
                                      BALANCE AT                     (CREDITED) TO                                  BALANCE
                                       BEGINNING                      COSTS AND            DEDUCTIONS                AT END
                DESCRIPTION            OF PERIOD                      EXPENSES            (ADDITIONS)              OF PERIOD
------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2001:
      Allowance For Losses               $ 826,000                    $  96,000           $  96,000   (1)           $ 826,000

YEAR ENDED DECEMBER 31, 2000:
      Allowance For Losses               $ 807,000                    $  84,000           $  65,000   (1)           $ 826,000

YEAR ENDED DECEMBER 31, 1999:
      Allowance For Losses               $ 753,000                    $ 192,000           $ 138,000   (1)           $ 807,000




NOTES:

(1)   Accounts written off are net of recoveries.

                      THE MIDLAND COMPANY AND SUBSIDIARIES

 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE
                                   OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                               (AMOUNTS IN 000'S)


     COLUMN A          COLUMN B          COLUMN C          COLUMN D         COLUMN E         COLUMN F        COLUMN G




                                       Reserves for
                       Deferred       Unpaid Claims       Discount,
Affiliation             Policy          and Claim          if any,                                             Net
with                 Acquisition        Adjustment       Deducted in        Unearned          Earned        Investment
Registrant              Costs            Expenses          Column C         Premiums         Premiums         Income
-------------------------------------------------------------------------------------------------------------------------

Consolidated
Property-Casualty
Subsidiaries
2001                      $ 91,098          $ 140,777       $ -                 $340,505         $497,219        $31,380
                    ===============  =================  ===============  ===============  ===============  =============

2000                      $ 82,575          $ 129,596       $ -                 $308,282         $445,499        $28,589
                    ===============  =================  ===============  ===============  ===============  =============

1999                      $ 76,031          $ 128,467       $ -                 $281,442         $392,689        $23,746
                    ===============  =================  ===============  ===============  ===============  =============


     COLUMN A                  COLUMN H                COLUMN I         COLUMN J         COLUMN K

                              Claims and
                                Claim
                              Adjustment
                               Expenses
                               Incurred              Amortization
                              Related to             of Deferred      Paid Claims
Affiliation                   ----------                Policy         and Claim
with                    Current         Prior        Acquisition       Adjustment        Premiums
Registrant                Year          Years           Costs           Expenses         Written
-----------------------------------------------------------------------------------------------------

Consolidated
Property-Casualty
Subsidiaries
2001                      $291,502      $ (4,179)        $ 142,983         $279,487         $523,105
                      =============  ============   ===============  ===============  ===============

2000                      $242,689      $ (6,952)        $ 130,275         $230,040         $471,336
                      =============  ============   ===============  ===============  ===============

1999                      $211,066      $(10,178)        $ 108,689         $199,830         $439,863
                      =============  ============   ===============  ===============  ===============



Note: Certain amounts above will not agree with Schedule III because other insurance amounts in Schedule III include life and accident and health insurance.