Form 10-Q
period 2002-03-31
MIDLAND CO
filed 2002-05-07
CIK 66025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2002
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -------------------------------------------------

Commission file number                               1-6026
                       ---------------------------------------------------------

                               The Midland Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Incorporated in Ohio                           31-0742526
---------------------------------------------     ------------------------------
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
Yes   X   .   No       .
    ------       ------

         The number of common shares outstanding as of April 12, 2002 was 8,763,106.

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                AMOUNTS IN 000'S



                                                        (UNAUDITED)
                                                         MARCH 31,     Dec. 31,
                                      ASSETS               2002          2001
                                                        ----------    ----------

MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $543,646 at March 31, 2002 and
    $542,563 at December 31, 2001)                      $  549,514    $  555,159
  Equity (cost, $91,588 at March 31, 2002 and
    $91,191 at December 31, 2001)                          156,696       148,850
                                                        ----------    ----------
    Total                                                  706,210       704,009
                                                        ----------    ----------

CASH                                                         5,575        11,286
                                                        ----------    ----------

ACCOUNTS RECEIVABLE - NET                                   86,409        88,108
                                                        ----------    ----------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                              69,801        69,795
                                                        ----------    ----------

PROPERTY, PLANT AND EQUIPMENT - NET                         60,339        59,095
                                                        ----------    ----------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                 97,493       100,785
                                                        ----------    ----------

OTHER ASSETS                                                18,313        20,864
                                                        ----------    ----------

   TOTAL ASSETS                                         $1,044,140    $1,053,942
                                                        ==========    ==========










See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                AMOUNTS IN 000'S

                                                              (UNAUDITED)
                                                               MARCH 31,       Dec. 31,
                       LIABILITIES & SHAREHOLDERS' EQUITY        2002            2001
                                                             -----------     -----------

UNEARNED INSURANCE PREMIUMS                                  $   398,791     $   403,855
                                                             -----------     -----------

INSURANCE LOSS RESERVES                                          146,865         148,674
                                                             -----------     -----------

INSURANCE COMMISSIONS PAYABLE                                     25,254          26,887
                                                             -----------     -----------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                         2,232           6,297
                                                             -----------     -----------

LONG-TERM DEBT                                                    48,256          48,619
                                                             -----------     -----------

OTHER NOTES PAYABLE:
  Banks                                                           30,000          26,000
  Commercial paper                                                11,683           9,522
                                                             -----------     -----------
    Total                                                         41,683          35,522
                                                             -----------     -----------

DEFERRED FEDERAL INCOME TAX                                       32,197          31,803
                                                             -----------     -----------

OTHER PAYABLES AND ACCRUALS                                       50,739          60,409
                                                             -----------     -----------

COMMITMENTS AND CONTINGENCIES                                          -               -
                                                             -----------     -----------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 8,765 shares at
    March 31, 2002 and 8,830 shares at December 31,
    2001 after deducting treasury stock of 2,163 shares
    and 2,098 shares, respectively)                                  911             911
  Additional paid-in capital                                      21,920          20,386
  Retained earnings                                              271,147         264,057
  Accumulated other comprehensive income                          46,425          45,875
  Treasury stock - at cost                                       (41,703)        (38,698)
  Unvested restricted stock awards                                  (577)           (655)
                                                             -----------     -----------

    Total                                                        298,123         291,876
                                                             -----------     -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 1,044,140     $ 1,053,942
                                                             ===========     ===========



See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
             STATEMENTS OF CONDENSED CONSOLIDATED INCOME (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                     AMOUNTS IN 000'S EXCEPT PER SHARE DATA

                                                               2002          2001
                                                            ---------     ---------
REVENUES:
  Insurance:
    Premiums earned                                         $ 136,470     $ 118,571
    Net investment income                                       8,706         8,834
    Net realized investment gains (losses)                       (301)        1,071
    Other insurance income                                      1,624         1,771
  Transportation                                                5,881         9,606
  Other                                                           152           129
                                                            ---------     ---------
               Total                                          152,532       139,982
                                                            ---------     ---------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses                        69,623        62,266
    Commissions and other policy acquisition costs             41,922        34,759
    Operating and administrative expenses                      20,819        19,065
  Transportation operating expenses                             6,231         8,572
  Interest expense                                                784         1,413
  Other operating and administrative expenses                     236           291
                                                            ---------     ---------
               Total                                          139,615       126,366
                                                            ---------     ---------

INCOME BEFORE FEDERAL INCOME TAX AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  12,917        13,616

PROVISION FOR FEDERAL INCOME TAX                                3,597         3,924
                                                            ---------     ---------

INCOME BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                             9,320         9,692

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            (1,463)            -
                                                            ---------     ---------

               NET INCOME                                   $   7,857     $   9,692
                                                            =========     =========

BASIC EARNINGS  PER SHARE OF COMMON STOCK:
     Income before change in accounting principle           $    1.08     $    1.11
     Cumulative effect of change in accounting principle        (0.17)            -
                                                            ---------     ---------
               Total                                        $    0.91     $    1.11
                                                            =========     =========

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
     Income before change in accounting principle           $    1.05     $    1.07
     Cumulative effect of change in accounting principle        (0.17)            -
                                                            ---------     ---------
               Total                                        $    0.88     $    1.07
                                                            =========     =========

CASH DIVIDENDS PER SHARE OF COMMON STOCK - DECLARED         $   .0875     $   .0800
                                                            =========     =========

See notes to condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)
                                AMOUNTS IN 000'S

                                                                              ACCUMULATED              UNVESTED
                                                       ADDITIONAL              OTHER COM-             RESTRICTED            COMPRE-
                                               COMMON    PAID-IN     RETAINED  PREHENSIVE   TREASURY    STOCK               HENSIVE
                                                STOCK    CAPITAL     EARNINGS    INCOME      STOCK      AWARDS    TOTAL     INCOME
                                              --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                     $ 911   $ 19,838   $ 239,679     $ 54,396  $(30,404)  $ (1,243)  $ 283,177
  Comprehensive income:
    Net income                                                        9,692                                         9,692   $ 9,692
    Decrease in unrealized gain on
      marketable securities, net of related
      income tax effect of $1,542                                                 (2,923)                          (2,923)   (2,923)
                                                                                                                          ----------
        Total comprehensive income                                                                                          $ 6,769
                                                                                                                          ==========
  Purchase of treasury stock                                                                (6,598)                (6,598)
  Issuance of treasury stock for options
     exercised and employee savings plan                   (751)                             2,059                  1,308
  Cash dividends declared                                              (713)                                         (713)
  Federal income tax benefit related to the
     exercise or granting of stock awards                   803                                                       803
  Amortization and cancellation of
    unvested restricted stock awards                                                                      142         142
                                              ----------------------------------------------------------------------------

BALANCE, MARCH 31, 2001                        $ 911   $ 19,890   $ 248,658     $ 51,473  $(34,943)  $ (1,101)  $ 284,888
                                              ============================================================================

BALANCE, DECEMBER 31, 2001                     $ 911   $ 20,386   $ 264,057     $ 45,875  $(38,698)    $ (655)  $ 291,876
  Comprehensive income:
    Net income                                                        7,857                                         7,857   $ 7,857
    Increase in unrealized gain on
      marketable securities, net of related
      income tax effect of $238                                                      390                              390       390
    Other, net of federal income tax of $86                                          160                              160       160
                                                                                                                          ----------
        Total comprehensive income                                                                                          $ 8,407
                                                                                                                          ==========
  Purchase of treasury stock                                                                (3,290)                (3,290)
  Issuance of treasury stock for options
     exercised and employee savings plan                     63                                290                    353
  Cash dividends declared                                              (767)                                         (767)
  Federal income tax benefit related to the
     exercise or granting of stock awards                 1,473                                                     1,473
  Amortization and cancellation of
    unvested restricted stock awards                         (2)                                (5)        78          71
                                              ----------------------------------------------------------------------------

BALANCE, MARCH 31, 2002                        $ 911   $ 21,920   $ 271,147     $ 46,425  $(41,703)    $ (577)  $ 298,123
                                              ============================================================================

See notes to condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE-MONTHS ENDED MARCH 31, 2002 AND 2001
                                 AMOUNT IN 000'S

                                                                               2002          2001
                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   7,857     $   9,692
  Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                                             2,087         2,087
    Cumulative effect of change in accounting for goodwill                    2,251             -
    Net realized investment gains                                              (145)       (1,071)
    Decrease in other accounts payable and accruals                          (8,253)      (15,418)
    Decrease in other assets                                                    546         5,406
    Increase (decrease) in unearned insurance premiums                       (5,064)        2,665
    Decrease in funds held under reinsurance
      agreements and reinsurance payables                                    (4,065)         (860)
    Decrease (increase) in deferred insurance policy acquisition costs        3,292          (281)
    Decrease in insurance loss reserves                                      (1,809)       (4,212)
    Decrease (increase) in net accounts receivable                            1,699        (1,409)
    Decrease in insurance commissions payable                                (1,633)       (3,275)
    Increase in reinsurance recoverables and prepaid
      reinsurance premiums                                                       (6)       (1,433)
    Other-net                                                                  (455)         (129)
                                                                          ---------     ---------

      Net cash used in operating activities                                  (3,698)       (8,238)
                                                                          ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                        (109,237)      (79,108)
  Sale of marketable securities                                              70,614        58,114
  Increase in cash equivalent marketable securities                          27,687        42,363
  Maturity of marketable securities                                          10,048         5,681
  Acquisition of property, plant and equipment                               (3,293)       (1,070)
  Proceeds from sale of property, plant and equipment                            18           114
                                                                          ---------     ---------

      Net cash provided by (used in) investing activities                    (4,163)       26,094
                                                                          ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in net short-term borrowings                            6,161       (12,735)
  Purchase of treasury stock                                                 (3,290)       (6,598)
  Dividends paid                                                               (711)         (684)
  Repayment of long-term debt                                                  (363)         (351)
  Issuance of treasury stock                                                    353         1,308
                                                                          ---------     ---------

      Net cash provided by (used in) financing activities                     2,150       (19,060)
                                                                          ---------     ---------

NET DECREASE IN CASH                                                         (5,711)       (1,204)

CASH AT BEGINNING OF PERIOD                                                  11,286         8,391
                                                                          ---------     ---------

CASH AT END OF PERIOD                                                     $   5,575     $   7,187
                                                                          =========     =========

INTEREST PAID                                                             $     790     $   1,372
INCOME TAXES PAID                                                         $     500           $ -

See notes to the condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2001 has been derived from the audited consolidated financial statements of Midland. Revenue and operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in Midland's Annual Report on Form 10-K.


2.       EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000's):

                                           For Basic EPS       For Diluted EPS
                                           -------------       ---------------
     Three months ended March 31:

                  2002                         8,638                8,919
                                               =====                =====
                  2001                         8,705                9,023
                                               =====                =====



3.       INCOME TAXES

The federal income tax provisions for the three-month periods ended March 31, 2002 and 2001 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

                                                                                        2002           2001
                                                                                        ----           ----

   Federal income tax at statutory rate (including a tax credit of                      $3,734        $4,766
      $787,000 on the cumulative effect of change in accounting principle)
   Tax effect of:
       Tax exempt interest and
          excludable dividend income                                                    (1,010)         (919)
       Other - net                                                                          86            77
                                                                                        -------       -------
           Provision for federal income tax                                             $2,810        $3,924
                                                                                        =======       =======

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



4.       SEGMENT DISCLOSURES

Since the Company's annual report for 2001, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2002 and 2001 is as follows (000's):

                                 Three Months Ended March 31, 2002            Three Months Ended March 31, 2001
                                 ---------------------------------            ---------------------------------
                                              Revenues-                                   Revenues-
                                   Total      External       Pre-Tax            Total     External      Pre-Tax
                                  Assets      Customers      Income            Assets     Customers     Income
                                  ------      ---------      ------            ------     ---------     ------
Reportable Segments:
  Insurance:
    Manufactured housing             n/a       $80,763      $ 9,786               n/a       $78,920    $ 7,675
    Other                            n/a        57,331        4,334               n/a        41,422      6,448
    Unallocated                 $987,811             -         (183)         $895,266             -       (380)
  Transportation                  24,778         5,881         (386)           27,248         9,606        943
  Corporate and all other                                      (634)                                    (1,070)
                                                            -------                                    -------
                                                            $12,917                                    $13,616
                                                            =======                                    =======

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments ("n/a" above) by the Company.


5.       DERIVATIVE FINANCIAL INSTRUMENTS

Midland adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, which established reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. At March 31, 2002 Midland's investment portfolio included approximately $43.7 million of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three-month period ended March 31, 2002, Midland recorded pre-tax losses on these securities of $446,000. There was no gain or loss for the three month period ended March 31, 2001.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be 100% effective and thus the changes in the fair value of the swap agreement is recorded as a separate component of shareholders' equity and have no income statement impact. At March 31, 2002, the accumulated derivative gain recorded in Other Comprehensive Income, net of deferred taxes, amounted to $160,000. The swaps mature on December 1, 2005.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



6.       CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2002 Midland adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to the impairment approach. Upon the adoption of the statement, Midland ceased amortizing goodwill, including goodwill recorded from past business combinations. As a result of the impairment test, Midland recorded an impairment charge of $1,463,000 (net of tax), or $0.17 per share (diluted), in its Other Insurance segment in the quarter ended March 31, 2002. This charge is reported separately in Midland's income statement as a Cumulative Effect of Change in Accounting Principle. The fair value of that reporting unit was estimated using the expected present value of future cash flows. At March 31, 2002 Midland's remaining goodwill balance, all of which is attributable to the Other Insurance segment, was $2,145,000. The following table provides what reported net income would have been exclusive of amortization expense related to goodwill had Midland adopted the standard effective January 1, 2001:

                                                  FOR THE THREE MONTHS ENDED MARCH 31
                                                  -----------------------------------
                                                           2002             2001
                                                      ---------        ---------
Reported net income                                      $7,857           $9,692
Add back: goodwill amortization (net of tax)                  -               96
                                                      ---------        ---------
Adjusted net income                                      $7,857           $9,788
                                                      =========        =========

Basic earnings per share:
Reported net income                                       $0.91            $1.11
Goodwill amortization                                         -             0.01
                                                      ---------        ---------
Adjusted net income                                       $0.91            $1.12
                                                      =========        =========

Diluted earnings per share:
Reported net income                                       $0.88            $1.07
Goodwill amortization                                         -             0.01
                                                      ---------        ---------
Adjusted net income                                       $0.88            $1.08
                                                      =========        =========

                  ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A detailed discussion of Midland's liquidity and capital resources is included in the 2001 Annual Report on Form 10-K. Except as discussed below, as of March 31, 2002, no material changes have taken place since that date and, accordingly, the discussion is not repeated herein.


RESULTS OF OPERATIONS

INSURANCE

Insurance Premiums

Property and casualty and life insurance direct and assumed written premiums generated from American Modern Insurance Group, Inc. (American Modern), Midland's insurance subsidiary, increased 8.9% in the first quarter to $144.8 million from $133.0 million for the same quarter in 2001. Net earned premiums for the first quarter increased 15.1% to $136.5 million from $118.6 million for the comparable quarter in 2001. The disparity in growth rates between direct and assumed written premiums and net earned premiums for the periods presented was due primarily to a greater number of multi-year insurance policies being written in prior periods as compared to the more current periods.

The growth in direct and assumed written premiums is primarily due to the growth in non-manufactured housing (hereafter referred to as other specialty property and casualty products) and credit life insurance products. Direct and assumed written premium in other specialty property and casualty insurance products (primarily site built, motorsport and recreational vehicle) collectively increased 22.1% to $60.0 million during the first quarter of 2002 from $49.1 million during the first quarter of 2001. This growth is primarily the result of concentrated efforts over the past several years to add balance and diversity to our product lines. Credit life direct and assumed written premium increased 97.1% to $14.6 million during the current quarter from $7.4 million during the prior year's quarter due primarily to the expansion of our relationship with US Bancorp. Manufactured housing direct and assumed written premium decreased 8.0% to $70.3 million during the first quarter of 2002 from $76.5 million during the first quarter of 2001. The manufactured housing market has been depressed for the past several years, however, this industry is showing some signs of recovery in the early months of 2002.

Investment Income and Realized Capital Gains

American Modern's net investment income (before taxes and excluding capital gains) decreased 1.4% to $8.7 million during the first quarter of 2002 from $8.8 million in the first quarter of 2001. This minimal decrease in income, in spite of positive growth within the portfolio, was primarily due to lower reinvestment rates relative to American Modern's fixed income portfolio.

After-tax income from embedded derivatives included in net realized capital gains amounted to a loss of $(0.3) million, $(0.03) per share (diluted), during the first quarter of 2002. There was no income from this type of investment during the first quarter of 2001.

Excluding the income from derivatives referred to above, American Modern's net realized capital gains decreased to $0.1 million, $0.01 per share (diluted), during the first quarter of 2002 from $0.7 million, $0.08 per share (diluted), during the first quarter of 2001.

Losses and Loss Adjustment Expenses

American Modern's losses and loss adjustment expenses in the first quarter of 2002 increased 11.8% to $69.6 million from $62.3 million for the first quarter of 2001. American Modern's total weather-related catastrophe losses (net of reinsurance recoveries) for the first quarter amounted to $3.3 million on a pre-tax basis compared with $5.3 million for the same quarter of 2001. These losses had an after-tax impact of approximately $0.24 per share (diluted) in the first quarter of 2002 compared to $0.38 per share (diluted) in the first quarter of 2001. Excluding catastrophe losses, the property and casualty combined ratio for the first quarter was 93.9% compared to 92.2% for the same quarter in 2001.

Commissions, Other Policy Acquisition Costs and Operating and Administration Expenses

American Modern's commissions and other policy acquisition costs and operating and administrative expenses for the first quarter of 2002 increased 16.6% to $62.7 million from $53.8 million for the first quarter of 2001. These increases are due primarily to the continued growth in net earned premiums.

Property and Casualty Underwriting Results

American Modern's property and casualty operations generated a pre-tax underwriting income of $4.9 million during the first quarter of 2002 compared to $3.5 million in the first quarter of 2001. For the current quarter, American Modern's combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 96.4% compared to 97.0% in the first quarter of 2001. Underwriting profits increased during the current quarter compared to the prior quarter due to improvements in fire and commercial lines' losses.

TRANSPORTATION

M/G Transport, Midland's transportation subsidiary, reported revenues for the first quarter of 2002 of $5.9 million compared to $9.6 million during the first quarter of 2001. Pre-tax operating profits were a loss of $(0.4) million in the first quarter of 2002 compared to a profit of $0.9 million during the first quarter of 2001. The decline in revenues and profits was due to a significant reduction in shipments from its largest revenue source during the first quarter of 2002. M/G Transport is in the process of reconfiguring its revenue streams and believes its profits will be negligible, if any, for the remainder of 2002.


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

On January 25, 2001 Midland's Board of Directors approved an increase in the number of shares authorized under Midland's Common Stock Repurchase Program from 500,000 shares to 1,000,000 shares. No shares were repurchased during the first quarter of 2002 and a total of 302,000 shares remain authorized for repurchase under terms of this authority. On April 25, 2002 the board approved a two-year extension to the repurchase program that will run through the date of the board's second quarterly meeting in 2004. The resolution does not require the company to repurchase its shares but rather gives management discretion to make purchases based on market conditions and Midland's capital requirements.

During the first quarter of 2002, Midland's insurance subsidiary, American Modern Insurance Group, Inc., entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the interest rate related to American Modern's current floating rate bank borrowing of $30 million has been fixed at 5.6% until December 1, 2005. The fair value of this agreement as of March 31, 2002 was $0.2 million and is included in Other Assets.

American Modern Insurance Group's receivable balance from its largest customer, Conseco, Inc. decreased from $20.7 million at December 31, 2001 to $17.6 million at March 31, 2002.

American Modern Insurance Group's reinsurance recoverables and prepaid reinsurance premiums balance at March 31, 2002 was $69.8 million. At March 31, 2002, $2.2 million represents amounts due from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists. Approximately $48.2 million of the balance relates to unearned premiums that have been ceded to reinsurers and under the required accounting treatment results in the recording of a receivable by the ceding company and the remaining $19.4 million relates to unpaid loss reserves on business that has been ceded to other insurance companies.

Management expects that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet Midland's operating cash requirements for the next twelve months. Midland declared $0.8 million in dividends to its shareholders during the first three months of 2002.

OTHER MATTERS

COMPREHENSIVE INCOME

The only differences between net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the three-month periods ended March 31, 2002 and 2001, such changes increased or (decreased), net of related income tax effects, by the following amounts (in thousands):

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              2002             2001
                                                                              ----             ----
         Changes in:
              Net unrealized capital gains                                    $390           $(2,923)
              Fair value of interest rate swap hedge                           160                 -
                                                                              ----           --------
                                                                              $550           $(2,923)
                                                                              ====           ========

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period. Changes in the after-tax fair value of the interest rate swap agreement are predicated on the current interest rate environment relative to the fixed rate of the swap agreement.

CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2002, Midland adopted SFAS No. 142, "Goodwill and Other Intangible Assets". As required by SFAS No. 142, Midland ceased amortizing goodwill effective January 1, 2002, however, based on the impairment test required by SFAS No. 142, a non-recurring charge of $1.5 million (after-tax) was charged to income and is reported as "Cumulative Effect of Change in Accounting Principle" in the income statement. The March 31, 2001 income statement includes an after-tax expense of $0.1 million regarding goodwill amortization. As of March 31, 2002, Midland's remaining goodwill balance was $2.1 million and is included in Other Assets.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2002, the critical accounting policies followed by Midland have not changed from those identified and disclosed in Midland's Annual Report on Form 10-K for the year ended December 31, 2001.

PRIVATE SECURITIES REFORM ACT OF 1995 - FORWARD LOOKING STATEMENTS DISCLOSURE

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, profitability and business relationships, as well as any other statements concerning the year 2002 and beyond. The forward-looking statements involve risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of Midland or its subsidiaries, changes in the business tactics or strategies of Midland, its subsidiaries or its current or anticipated business partners, the financial condition of Midland's business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in Midland's filings with the SEC, any one of which might materially affect the operations of Midland or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update nay forward-looking statements to reflect events or circumstances arising after the date on which they are made.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, the market risks associated with Midland's investment portfolios have not changed materially from those disclosed at year-end 2001.

                         [DELOITTE & TOUCHE LETTERHEAD]


INDEPENDENT ACCOUNTANTS' REPORT


The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.



/s/ Deloitte & Touche LLP


 April 11, 2002

                           PART II. OTHER INFORMATION
                      THE MIDLAND COMPANY AND SUBSIDIARIES
                                 MARCH 31, 2002


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

             None


Item 3.      Defaults Upon Senior Securities
             -------------------------------

             None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             At the Company's 2001 annual meeting of Shareholders held on April 11, 2002, the following actions were taken:

             a) The following persons were elected as members of the Board of Directors to serve until the year of the annual meeting indicated below and until their successors are chosen and qualified:

                                                                                                         YEAR OF
                                                              VOTES                        BROKER        ANNUAL
                         NAME               VOTES FOR       WITHHELD     ABSTENTIONS      NON-VOTES      MEETING
                         ----               ---------       --------     -----------      ---------      -------
                  James E. Bushman         7,804,085        453,416           0               0           2005
                  James H. Carey           7,808,536        448,965           0               0           2005
                  John W. Hayden           7,806,480        451,021           0               0           2005
                  Robert W. Hayden         7,806,480        451,021           0               0           2005
                  William J. Keating, Jr.  7,800,213        457,288           0               0           2003
                  David B. O'Maley         7,806,055        451,446           0               0           2005

             b) A proposal by the Board of Directors to amend the Articles of Incorporation to increase the number of shares authorized to 41,000,000, of which 40,000,000 shares shall be common shares without par value and 1,000,000 shares shall be preferred shares without par value. The shareholders cast 6,392,291 votes in favor of this proposal and 1,048,008 votes against it. There were 29,377 abstentions.

             c) A proposal by the Board of Directors to adopt the 2002 Employee Incentive Stock Plan. The shareholders cast 5,743,683 votes in favor of this proposal and 1,675,050 votes against it. There were 50,942 abstentions.

             d) A proposal by the Board of Directors to adopt the 2002 Restricted Stock and Stock Option Plan for Non-Employee Directors. The shareholders cast 6,789,294 votes in favor of this proposal and 646,069 votes against it. There were 34,312 abstentions.

             e) A proposal by the Board of Directors to ratify the appointment of the firm of Deloitte & Touche LLP, as Midland's independent auditors to conduct the annual audit of the financial statements of Midland for the year ending December 31, 2002, was approved by the Shareholders. The Shareholders cast 8,225,782 votes in favor of this proposal and 10,979 votes against it. There were 20,740 abstentions.

Item 5.      Other Information
             -----------------

             None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             a) Exhibit 10.1 - The Midland Company 2002 Employee Incentive Stock Plan*
             b) Exhibit 10.2 - The Midland Company 2002 Restricted Stock and Stock Option Plan*
             c)   Exhibit 15 - Letter re: Unaudited Interim Financial
                  Information
             d)   Reports on Form 8-K - None


                  *Management Compensatory Plan or Arrangement.  Filed by
                   reference to Annex I of Midland's Proxy Statement dated March 12, 2002.


                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE MIDLAND COMPANY

Date     April 11, 2002              s/John I. Von Lehman
     ----------------------        ---------------------------------------------
                                   John I. Von Lehman, Executive Vice President,
                                   Chief Financial Officer and Secretary