Form 10-Q
period 2002-06-30
MIDLAND CO
filed 2002-07-17
CIK 66025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -----------------------------------------

Commission file number                            1-6026
                      ----------------------------------------------------------

                               The Midland Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                     31-0742526
-------------------------------       ------------------------------------------
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
Yes  X  .   No     .
   -----      -----

         The number of common shares outstanding as of June 30, 2002 was 17,540,466 (8,770,233 shares before adjustment for a two-for-one stock split effective July 8, 2002. See footnote 2 to the information contained in Part I Financial Information).

                          PART I. FINANCIAL INFORMATION
                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                AMOUNTS IN 000'S

                                                        (UNAUDITED)
                                                          JUNE 30,        DEC. 31,
                       ASSETS                               2002           2001
                                                         ----------     ----------

MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $546,882 at June 30, 2002 and
    $542,563 at December 31, 2001)                       $  562,329     $  555,159
  Equity (cost, $95,745 at June 30, 2002 and $91,191
    at December 31, 2001)                                   152,988        148,850
                                                         ----------     ----------
    Total                                                   715,317        704,009
                                                         ----------     ----------

CASH                                                          6,516         11,286
                                                         ----------     ----------

ACCOUNTS RECEIVABLE - NET                                   104,760         88,108
                                                         ----------     ----------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                               74,316         69,795
                                                         ----------     ----------

PROPERTY, PLANT AND EQUIPMENT - NET                          61,135         59,095
                                                         ----------     ----------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                 100,756        100,785
                                                         ----------     ----------

OTHER ASSETS                                                 17,962         20,864
                                                         ----------     ----------

   TOTAL ASSETS                                          $1,080,762     $1,053,942
                                                         ==========     ==========




See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                AMOUNTS IN 000'S

                                                                                   (UNAUDITED)
                                                                                     JUNE 30,         DEC. 31,
                       LIABILITIES & SHAREHOLDERS' EQUITY                              2002             2001
                                                                                   -----------      -----------

UNEARNED INSURANCE PREMIUMS                                                        $   420,201      $   403,855
                                                                                   -----------      -----------

INSURANCE LOSS RESERVES                                                                146,509          148,674
                                                                                   -----------      -----------

INSURANCE COMMISSIONS PAYABLE                                                           30,572           26,887
                                                                                   -----------      -----------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                                               5,680            6,297
                                                                                   -----------      -----------

LONG-TERM DEBT                                                                          47,896           48,619
                                                                                   -----------      -----------

OTHER NOTES PAYABLE:
  Banks                                                                                 36,000           26,000
  Commercial paper                                                                       7,877            9,522
                                                                                   -----------      -----------
    Total                                                                               43,877           35,522
                                                                                   -----------      -----------

DEFERRED FEDERAL INCOME TAX                                                             32,491           31,803
                                                                                   -----------      -----------

OTHER PAYABLES AND ACCRUALS                                                             49,432           60,409
                                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                                -                -
                                                                                   -----------      -----------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 17,540 shares at
    June 30, 2002 and 17,660 shares at December 31,
    2001 after deducting treasury stock of 4,316 shares and
    4,196 shares, respectively)                                                            911              911
  Additional paid-in capital                                                            22,113           20,386
  Retained earnings                                                                    276,281          264,057
  Accumulated other comprehensive income                                                46,971           45,875
  Treasury stock - at cost                                                             (41,674)         (38,698)
  Unvested restricted stock awards                                                        (498)            (655)
                                                                                   -----------      -----------

    Total                                                                              304,104          291,876
                                                                                   -----------      -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 1,080,762      $ 1,053,942
                                                                                   ===========      ===========



See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
             STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 AMOUNTS IN 000'S (EXCEPT PER SHARE INFORMATION)

                                                           SIX-MOS. ENDED JUNE 30,      THREE-MOS. ENDED JUNE 30,
                                                           ------------------------     ------------------------
                                                             2002           2001          2002           2001
                                                           ---------      ---------     ---------      ---------
REVENUES:
  Insurance:
    Premiums earned                                        $ 277,377      $ 242,297     $ 140,907      $ 123,726
    Net investment income                                     17,408         17,210         8,702          8,376
    Net realized investment gains (losses)                    (1,361)         3,521        (1,060)         2,450
    Other insurance income                                     3,117          3,009         1,493          1,238
  Transportation                                              11,411         17,554         5,530          7,948
  Other                                                          341            254           189            125
                                                           ---------      ---------     ---------      ---------
           Total                                             308,293        283,845       155,761        143,863
                                                           ---------      ---------     ---------      ---------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses                      152,213        137,681        82,590         75,415
    Commissions and other policy acquisition costs            82,345         68,714        40,423         33,955
    Operating and administrative expenses                     39,150         36,331        18,331         17,266
  Transportation operating expenses                           11,548         16,314         5,317          7,742
  Interest expense                                             1,853          2,590         1,069          1,177
  Other operating and administrative expenses                    598            492           362            201
                                                           ---------      ---------     ---------      ---------
          Total                                              287,707        262,122       148,092        135,756
                                                           ---------      ---------     ---------      ---------

INCOME BEFORE FEDERAL INCOME TAX
   AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                             20,586         21,723         7,669          8,107
PROVISION FOR FEDERAL INCOME TAX                               5,364          5,964         1,767          2,040
                                                           ---------      ---------     ---------      ---------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                             15,222         15,759         5,902          6,067
CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE - NET                              (1,463)             -             -              -
                                                           ---------      ---------     ---------      ---------

          NET INCOME                                       $  13,759      $  15,759     $   5,902      $   6,067
                                                           =========      =========     =========      =========

BASIC EARNINGS  PER SHARE
  OF COMMON STOCK:
   Income before change in accounting principle            $    0.88      $    0.91     $    0.35      $    0.35
   Cumulative effect of change in accounting principle         (0.08)             -             -              -
                                                           ---------      ---------     ---------      ---------
          Total                                            $    0.80      $    0.91     $    0.35      $    0.35
                                                           =========      =========     =========      =========

DILUTED EARNINGS  PER SHARE
  OF COMMON STOCK:
   Income before change in accounting principle            $    0.85      $    0.88     $    0.33      $    0.34
   Cumulative effect of change in accounting principle         (0.08)             -             -              -
                                                           ---------      ---------     ---------      ---------
          Total                                            $    0.77      $    0.88     $    0.33      $    0.34
                                                           =========      =========     =========      =========

CASH DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                                          $  0.0875      $   0.080     $ 0.04375      $   0.040
                                                           =========      =========     =========      =========

See notes to condensed consolidated financial statements. All per share amounts are adjusted for the two-for-one stock split effective July 17, 2002 (Note 2).

                      THE MIDLAND COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX-MONTHS ENDED JUNE 30, 2002 AND 2001
                                 AMOUNT IN 000'S

                                                                              2002           2001
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  13,759      $  15,759
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                              4,147          4,197
    Cumulative effect of change in accounting for goodwill                     2,251              -
    Net realized investment losses (gains)                                     1,639         (2,677)
    Increase in net accounts receivable                                      (16,652)       (23,618)
    Increase in unearned insurance premiums                                   16,346         36,343
    Decrease in other accounts payable and accruals                          (10,119)       (16,475)
    Increase in reinsurance recoverables and prepaid
      reinsurance premiums                                                    (4,521)        (6,329)
    Increase (decrease) in insurance commissions payable                       3,685         (2,670)
    Increase (decrease) in insurance loss reserves                            (2,165)         2,177
    Decrease (increase) in other assets                                          651          4,847
    Decrease in funds held under reinsurance
      agreements and reinsurance payables                                       (617)          (227)
    Decrease (increase) in deferred insurance policy acquisition costs            29         (8,619)
    Other-net                                                                   (199)          (719)
                                                                           ---------      ---------

      Net cash provided by operating activities                                8,234          1,989
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                         (162,692)      (132,209)
  Sale of marketable securities                                              105,158        104,110
  Decrease in cash equivalent marketable securities                           25,449         45,304
  Maturity of marketable securities                                           21,732         13,477
  Acquisition of property, plant and equipment                                (6,120)        (2,284)
  Proceeds from sale of property, plant and equipment                             75            151
                                                                           ---------      ---------

      Net cash provided by (used in) investing activities                    (16,398)        28,549
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in net short-term borrowings                             8,355        (20,188)
  Purchase of treasury stock                                                  (3,414)        (7,233)
  Dividends paid                                                              (1,478)        (1,397)
  Repayment of long-term debt                                                   (723)          (699)
  Issuance of treasury stock                                                     654          1,736
                                                                           ---------      ---------

      Net cash provided by (used in) financing activities                      3,394        (27,781)
                                                                           ---------      ---------

NET INCREASE (DECREASE) IN CASH                                               (4,770)         2,757

CASH AT BEGINNING OF PERIOD                                                   11,286          8,391
                                                                           ---------      ---------

CASH AT END OF PERIOD                                                      $   6,516      $  11,148
                                                                           =========      =========

INTEREST PAID                                                              $   1,853      $   2,466
INCOME TAXES PAID                                                          $   6,000      $   2,900

See notes to the condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
                                AMOUNTS IN 000'S


                                                                                                                   ACCUMULATED
                                                                              ADDITIONAL                           OTHER COM-
                                                                COMMON          PAID-IN        RETAINED            PREHENSIVE
                                                                 STOCK          CAPITAL        EARNINGS              INCOME
                                                           -------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                         $ 911        $ 19,838       $239,679            $ 54,396
  Comprehensive income:
    Net income                                                                                   15,759
    Decrease in unrealized gain on
      marketable securities, net of related
      income tax effect of $2,387                                                                                    (4,497)

        Total comprehensive income

  Purchase of treasury stock
  Issuance of treasury stock for options
     exercised and employee savings plan                                            (599)
  Cash dividends declared                                                                        (1,426)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                            844
  Amortization and cancellation of
    unvested restricted stock awards
                                                           -------------------------------------------------------------------

BALANCE, JUNE 30, 2001                                             $ 911        $ 20,083       $254,012            $ 49,899
                                                           ===================================================================

BALANCE, DECEMBER 31, 2001                                         $ 911        $ 20,386       $264,057            $ 45,875
  Comprehensive income:
    Net income                                                                                   13,759
    Increase in unrealized gain on
      marketable securities, net of related
      income tax effect of $899                                                                                       1,488
   Other, net of federal income tax of $211                                                                            (392)

        Total comprehensive income

  Purchase of treasury stock
  Issuance of treasury stock for options
     exercised and employee savings plan                                             211
  Cash dividends declared                                                                        (1,535)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                          1,518
  Amortization and cancellation of
    unvested restricted stock awards                                                  (2)
                                                           -------------------------------------------------------------------

BALANCE, JUNE 30, 2002                                             $ 911        $ 22,113       $276,281            $ 46,971
                                                           ===================================================================


                                                                              UNVESTED
                                                                             RESTRICTED                    COMPRE-
                                                              TREASURY         STOCK                       HENSIVE
                                                                STOCK          AWARDS          TOTAL       INCOME
                                                           --------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                    $(30,404)        $(1,243)      $283,177
  Comprehensive income:
    Net income                                                                                 15,759      $15,759
    Decrease in unrealized gain on
      marketable securities, net of related
      income tax effect of $2,387                                                              (4,497)      (4,497)
                                                                                                      -------------
        Total comprehensive income                                                                         $11,262
                                                                                                      =============
  Purchase of treasury stock                                    (7,233)                        (7,233)
  Issuance of treasury stock for options
     exercised and employee savings plan                         2,335                          1,736
  Cash dividends declared                                                                      (1,426)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                                         844
  Amortization and cancellation of
    unvested restricted stock awards                                               286            286
                                                           -------------------------------------------

BALANCE, JUNE 30, 2001                                        $(35,302)        $  (957)      $288,646
                                                           ===========================================

BALANCE, DECEMBER 31, 2001                                    $(38,698)        $  (655)      $291,876
  Comprehensive income:
    Net income                                                                                 13,759      $13,759
    Increase in unrealized gain on
      marketable securities, net of related
      income tax effect of $899                                                                 1,488        1,488
   Other, net of federal income tax of $211                                                      (392)        (392)
                                                                                                      -------------
        Total comprehensive income                                                                         $14,855
                                                                                                      =============
  Purchase of treasury stock                                    (3,414)                        (3,414)
  Issuance of treasury stock for options
     exercised and employee savings plan                           443                            654
  Cash dividends declared                                                                      (1,535)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                                       1,518
  Amortization and cancellation of
    unvested restricted stock awards                                (5)            157            150
                                                           -------------------------------------------

BALANCE, JUNE 30, 2002                                        $(41,674)        $  (498)      $304,104
                                                           ===========================================










See notes to condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


1.       BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2001 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the six and three-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

Certain reclassifications (minor in nature) have been made to the 2001 amounts to conform to 2002 classifications.


2.       TWO-FOR-ONE STOCK SPLIT
On June 17, 2002, Midland announced a two-for-one stock split effective for holders of record on July 8, 2002. Accordingly, data related to Midland's common stock (number of shares, average shares outstanding, earnings per share and dividends per share) have been adjusted for the current and prior periods to reflect the impact of this stock split.


3.       EARNINGS PER SHARE
Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000's):

                                     For Basic EPS         For Diluted EPS
                                     -------------         ---------------
     Six months ended June 30:
                  2002                   17,297                 17,894
                                         ======                 ======
                  2001                   17,345                 18,006
                                         ======                 ======


4.       INCOME TAXES
The federal income tax provisions for the three and six-month periods ended June 30, 2002 and 2001 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):

                                                      SIX-MOS. ENDED JUNE 30,  THREE-MOS. ENDED JUNE 30,
                                                      -----------------------  -------------------------
                                                        2002         2001         2002         2001
                                                       -------      -------      -------      -------
   Federal income tax at statutory rate (including
       a tax credit of $787,000 in 2002 on the
       cumulative effect of change in accounting
       principle)                                      $ 6,417      $ 7,603      $ 2,683      $ 2,837
   Add (deduct) the tax effect of:
       Tax exempt interest and
          excludable dividend income                    (2,011)      (1,798)      (1,001)        (879)
       Other - net                                         171          159           85           82
                                                       -------      -------      -------      -------
           Provision for federal income tax            $ 4,577      $ 5,964      $ 1,767      $ 2,040
                                                       =======      =======      =======      =======

5.       SEGMENT DISCLOSURES
Since Midland's annual report for 2001, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2002 and 2001 is as follows (000's):

                                       Six Months Ended June 30, 2002                  Three Months Ended June 30, 2002
                                       ------------------------------                  --------------------------------
                                                  Revenues-                             Revenues-
                                      Total       External      Pre-Tax                 External           Pre-Tax
                                     Assets       Customers     Income                  Customers          Income
                                     ------       ---------     -------                 ---------          -------
Reportable Segments:
  Insurance:
    Manufactured housing                 n/a       $162,063     $13,868                    $81,300           $4,082
    Other                                n/a        118,431       8,968                     61,100            4,634
    Unallocated                   $1,020,680              -        (678)                         -             (495)
  Transportation                      26,114         11,411        (211)                     5,530              175
  Corporate and all other                  -              -      (1,361)                          -            (727)
                                                                -------                                      ------
                                                                $20,586                                      $7,669
                                                                =======                                      ======

                                       Six Months Ended June 30, 2001                  Three Months Ended June 30, 2001
                                       ------------------------------                  --------------------------------
                                                  Revenues-                              Revenues-
                                      Total       External      Pre-Tax                  External           Pre-Tax
                                     Assets       Customers     Income                   Customers          Income
                                     ------       ---------     -------                  ---------          -------
Reportable Segments:
  Insurance:
    Manufactured housing                 n/a       $158,208    $ 12,286                    $79,288           $4,611
    Other                                n/a         87,100      10,881                     45,678            4,433
    Unallocated                     $940,739              -        (683)                         -             (303)
  Transportation                      26,579         17,554       1,080                      7,948              137
  Corporate and all other                  -              -      (1,841)                         -             (771)
                                                                -------                                      ------
                                                                $21,723                                      $8,107
                                                                =======                                      ======

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments ("n/a" above) by the Company.


6.       DERIVATIVE FINANCIAL INSTRUMENTS
Midland adopted Statement of Financial Account Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, which established reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. At June 30, 2002, Midland's investment portfolio included approximately $42.0 million of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three and six month periods ended June 30, 2002, Midland recorded pre-tax gains on these securities of $724,000 and $278,000, respectively. For both the three and six month periods ended June 30, 2001, a pre-tax gain of $844,000 was recorded on these securities.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be 100% effective and thus the changes in the fair value of the swap agreements are recorded as a separate component of shareholders' equity and have no income statement impact. At June 30, 2002, the accumulated derivative loss recorded in Other Comprehensive Income, net of deferred taxes, amounted to $392,000. The swaps mature on December 1, 2005.

7.       CHANGE IN ACCOUNTING PRINCIPLE
On January 1, 2002 Midland adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to the impairment approach. Upon the adoption of the statement, Midland ceased amortizing goodwill, including goodwill recorded from past business combinations. As a result of the initial impairment test, Midland recorded an impairment charge of $1,463,000 (net of tax), or $0.08 per share (diluted), in its Other Insurance segment for the quarter ended March 31, 2002. This charge is reported separately in Midland's income statement as a Cumulative Effect of Change in Accounting Principle. The fair value of that reporting unit was estimated using the expected present value of future cash flows. There were no additional impairment charges incurred in the three months ended June 30, 2002. At June 30, 2002, Midland's remaining goodwill balance, all of which is attributable to the Other Insurance segment, was $2,145,000. The following table provides what reported net income would have been exclusive of amortization expense related to goodwill had Midland adopted the standard effective January 1, 2001 (amounts in thousands except per share data):


                                                   FOR THE THREE-MONTHS        FOR THE SIX-MONTHS
                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                 ------------------------    -------------------------
                                                    2002          2001          2002           2001
                                                 ----------    ----------    ----------     ----------
   Reported net income                           $    5,902    $    6,067    $   13,759     $   15,759
   Add back: goodwill amortization (net tax)             --            96            --            192
                                                 ----------    ----------    ----------     ----------
   Adjusted net income                           $    5,902    $    6,163    $   13,759     $   15,951
                                                 ==========    ==========    ==========     ==========

   Basic earnings per share:
       Reported net income                       $     0.35    $     0.35    $     0.80     $     0.91
       Goodwill amortization                             --          0.01            --           0.01
                                                 ----------    ----------    ----------     ----------
       Adjusted net income                       $     0.35    $     0.36    $     0.80     $     0.92
                                                 ==========    ==========    ==========     ==========

   Diluted earnings per share:
       Reported net income                       $     0.33    $     0.34    $     0.77     $     0.88
       Goodwill amortization                             --          0.01            --           0.01
                                                 ----------    ----------    ----------     ----------
       Adjusted net income                       $     0.33    $     0.35    $     0.77     $     0.89
                                                 ==========    ==========    ==========     ==========


8.       NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. SFAS No. 145 will not have a material impact on Midland's consolidated financial position or results of operations.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001 and of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


/s/ Deloitte & Touche LLP


Deloitte & Touche LLP
Cincinnati, Ohio

July 17, 2002

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our consolidated financial statements and the related note. This discussion contains forward-looking statements. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievement expressed or implied by forward-looking statements.

INTRODUCTION

    The discussions of "Results of Operations" and "Liquidity, Capital Resources and Changes in Financial Condition" address our three reportable segments, which are manufactured housing insurance, all other insurance products and services and transportation. A summary description of the operations of each of these segments is included below.

    Our specialty insurance operations are conducted through American Modern which controls six property and casualty insurance companies, two credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premium in all 50 states and the District of Columbia. More than 50% of American Modern's property and casualty business relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with coverages similar to conventional homeowner's insurance policies. All other insurance products and services include the other specialty insurance products such as watercraft, motorsports, recreational vehicles, homeowners, lower value homes, extended service contracts, dwelling fire, mortgage fire, collateral protection, credit life, long-haul truck, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

    M/ G Transport charters barges and brokers freight for the movement of dry bulk commodities such as petroleum coke, ores, barite, fertilizers, sugar and other dry cargos primarily on the lower Mississippi River and its tributaries.

OVERVIEW OF RECENT TRENDS

    Motorcycle and Site-built Premium Increasing. While manufactured housing insurance remains American Modern's largest single product, over the most recent 18 months, motorcycle and site-built insurance have become more significant to the growth in premium volume. In the second half of 2000, American Modern acquired the motorsport book (motorcycle and, to a lesser extent, snowmobile and watercraft) from GuideOne Insurance Company. American Modern's future growth in motorcycle premium is expected to be more consistent with the rate of growth in our total premium volume. Premium from site-built insurance has increased for American Modern due to a tightening of underwriting restrictions by standard carriers with respect to site-built risks. Site-built insurance products continue to be an area of focus in American Modern's overall growth plan.

    Manufactured Housing Premium. Manufactured homes have historically represented approximately one out of every five new housing starts in the United States. The industry became over built during the period between 1997 and 1999 as credit became readily available. New manufactured home sales may be slower than historical averages during the remainder of 2002. American Modern has experienced a decrease in its manufactured housing insurance premium volume due to its focus on placing insurance in connection with the purchase of new manufacturing housing units. In the first six months of 2002, American Modern's manufactured housing insurance premium was approximately 12% less than in the same period in 2001, although the reduction was primarily as a result of American Modern's decision to terminate unprofitable business.

    Rate Increases. Over the past 12 months, we have been approved for and are implementing nationwide rate increases in our manufactured housing products. The majority of these increases, which have averaged in excess of 10%, were approved as of June 30, 2002. Also over the past 12 months, we have been approved for, and are implementing rate increases in other major product lines. Throughout the past 10 years, American Modern has been able to implement periodic rate increases. We do not have any assurance or expectation that we will be able to experience double digit rate increases beyond 2002.

    Improving Fire Loss Ratio. American Modern experienced higher than normal levels of losses caused by fire in mobile home and site-built units during the second half of 2000 and continuing through most of 2001. While American Modern's fire loss ratio remains higher than normal, it has improved considerably during 2002. Historic patterns tend to indicate that the fire loss ratio on manufactured homes increases during economic downturns. This trend is exclusive of any effects resulting from the Arizona and Colorado wildfires that have devastated thousands of acres in the summer of 2002. The impact of losses on American Modern resulting from these wildfires was not material.

    Changing Mix of American Modern's Distribution Channels. American Modern has experienced a significant increase in the percentage of its gross written premium generated through its agency channel. American Modern's agency channel growth was driven by its growth in motorsport premium from the acquisition of business of GuideOne and was also due to American Modern's successful conversion of agency books of business to American Modern from other insurance companies. American Modern's premium volume generated by its lender and point of sale channels decreased from 2000 to 2001 and during the first six months of 2002 as a result of the slowdown in new manufactured housing sales.

    Discontinued Commercial Liability. In September 2001, American Modern announced that it was exiting the commercial liability line of coverages that had been provided to manufactured home parks and dealerships. Through the first six months of 2002, American Modern continued to write related commercial lines coverages in those states that had required longer notices of terminations. Related premium volume was less than $5.0 million in the first half of 2002 and is expected to be minimal in the second half of 2002. In the first six months of 2002, our earnings per share included earnings of $0.02 compared to losses of $0.05 per share in the first half of 2001 related to this line of business.

    Credit Life Changes. Several states have enacted laws designed to prohibit or limit the ability to sell single premium credit life insurance in connection with residential real estate financings. Changes in federal regulations, effective in October, 2002, will have the result of imposing additional disclosure requirements in connection with single credit life insurance products. Due to this regulation, lenders will most likely change to either monthly credit life insurance or other debt protection type products payable on a monthly basis. As a result, American Modern will most likely experience a decrease in its total credit life insurance premium volume written in the fourth quarter of 2002 and in 2003.

    Shift Away from Chattel Financing. Manufactured housing sales have traditionally been financed as personal property through a financing transaction referred to as chattel financing. Several large chattel lenders over the past 18 months have ceased, or substantially reduced, lending for manufactured housing. As a result, manufactured housing sales have slowed and there has been a shift to more traditional mortgage loan financing on manufactured homes. American Modern has or had relationships with several of the chattel lenders who reduced their lending or exited this market. This has resulted in a decrease in the amount of premium volume American Modern has generated through its lender channel.

SUBSEQUENT EVENT

    During July 2002, American Modern experienced losses from floods in Texas. Preliminary loss data suggests that our third quarter results could be impacted by approximately $2.0 million (pre-tax) or $.07 per share (after-tax, diluted) by this event.

                              RESULTS OF OPERATIONS

REVIEW OF HISTORICAL RESULTS-- SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

   INSURANCE

   Insurance Premium

    Property and casualty and life insurance gross written premium increased 4.7% in the second quarter to $175.6 million from $167.7 million for the same quarter in 2001. Net earned premium for the second quarter of 2002 increased 13.9% to $140.9 million from $123.7 million for the comparable quarter in 2001. On a year-to-date basis, gross written premium generated by American Modern's insurance operations increased 6.6% to $320.5 million from $300.7 million for the same six-month period in 2001. The growth in gross written premium is attributable to both premium rate and volume increases. The volume increases resulted from the continued growth of American Modern's other specialty products such as motorcycle, site-built and credit life. Year-to-date earned premium increased 14.4% to $277.4 million from $242.3 million in 2001.

    The growth in gross written premium is primarily due to the growth in non-manufactured housing (which we refer to as other specialty property and casualty products) and credit life insurance products. Gross written premium related to other specialty property and casualty products collectively increased 31.3% to $82.2 million in the second quarter of 2002 from $62.6 million in the second quarter of 2001. On a year-to-date basis, other specialty property and casualty products increased 27.3% to $142.2 million in the first half of 2002 from $111.7 million in the comparable period in 2001. This growth is primarily the result of concentrated efforts over the past several years to add balance and diversity to American Modern's product lines and is largely attributable to the continued growth in motorcycle and site built lines. Credit life gross written premium increased 23.6% to $15.2 million in the second quarter of 2002 from $12.3 million during the prior year's quarter. On a year-to-date basis, credit life gross written premium increased 50.8% to $29.7 million from $19.7 million during the comparable period in 2001. This growth in credit life premium is due primarily to the expansion of our relationship with U.S. Bancorp.

    Manufactured housing gross written premium decreased 15.7% to $78.2 million during the second quarter of 2002 from $92.8 million in the comparable period in 2001 primarily due to the termination of an unprofitable book of business in August 2001. On a year-to-date basis, manufactured housing gross written premium has decreased 12.2% to $148.6 million during the first six months of 2002 from $169.3 million during the comparable period in 2001.

   Other Insurance Income (Fee Income)

    American Modern's other insurance income increased 20.6% to $1.5 million in the second quarter of 2002 compared to the same quarter in 2001. On a year-to-date basis, American Modern's Other Insurance Income increased 3.6% to $3.1 million in 2002 compared to 2001. These increases primarily reflect an overall increase in the tracking fees received by Ameritrac(R), American Modern's portfolio tracking operations. Ameritrac(R) continues to expand its client base and grow its portfolio of loans that it tracks.

   Insurance Investment Income and Realized Capital Gains

    American Modern's net investment income (before taxes and excluding net realized capital gains) increased 3.6% to $8.7 million in the second quarter of 2002 from $8.4 million in the second quarter of 2001. On a year-to-date basis, net investment income increased 1.2% To $17.4 Million from $17.2 Million during the same period in the prior year. This relatively small growth in net investment income was due primarily to the impact of lower reinvestment rates offset by the growth in american modern's fixed income portfolio. The annualized pre-tax equivalent investment yield on american modern's fixed income investments, which is investment income divided by the average amount of fixed income assets, was 6.1% During the first six months of 2002 and 7.0% During the first six months 2001.

    After-tax income from embedded derivatives which are included in net realized capital gains, amounted to $0.5 million, $0.03 per share (diluted), during the second quarter of 2002 and $0.5 million, $0.03 per share (diluted), during the second quarter of 2001. On a year-to-date basis, after-tax income from embedded derivatives amounted to $0.2 million, $0.01 per share (diluted), during the first six months of 2002 as compared to $0.5 million, $0.03 per share (diluted), during the comparable period in 2001. These embedded derivatives relate to the equity conversion features attached to the convertible preferred stocks and convertible debentures held in American Modern's convertible security portfolio. American Modern's investment portfolio does not currently include any other types of derivative investments.

    Excluding the income from derivatives, American Modern's net realized after-tax capital gains decreased to a loss of $(1.2) million, $(0.06) per share (diluted), in the second quarter of 2002 from an after-tax gain of $1.0 million, $0.06 per share (diluted), during the second quarter 2001. On a year-to-date basis, after-tax capital gains (excluding the impact of embedded derivatives) decreased to a loss of $(1.1) million, $(0.06) per share (diluted), from a gain of $1.7 million, $0.10 per share (diluted), during the prior year's six-month period.

   Insurance Losses and Loss Adjustment Expenses (LAE)

    American Modern's losses and loss adjustment expenses in the second quarter of 2002 increased 9.5% to $82.6 million from $75.4 million for the second quarter of 2001 due primarily to the continued growth in net earned premium. American Modern's total weather-related catastrophe losses (net of reinsurance recoveries) for the second quarter of 2002 amounted to $8.2 million on a pre-tax basis compared with $10.8 million for the same quarter of 2001. These losses had an after-tax impact of approximately $0.30 per share (diluted), in the second quarter of 2002 compared to $0.39 per share (diluted), in the second quarter of 2001.

    On a year-to-date basis, American Modern's losses and loss adjustment expenses increased 10.5% to $152.2 million from $137.7 million for the same six-month period in 2001 due primarily to the continued growth in net earned premium. American Modern's weather-related catastrophe losses for the first six months of 2002 amounted to $11.4 million on a pre-tax basis compared with $16.4 million for the same period in 2001. These losses had an after-tax impact of approximately $0.42 per share (diluted), in the first six months of 2002 compared to $0.59 per share (diluted), in the same period of 2001.

   Insurance Commissions, Other Policy Acquisition Costs and Operating and Administration Expenses

    American Modern's commissions and other policy acquisition costs and operating and administrative expenses for the second quarter of 2002 increased 14.8% to $58.8 million from $51.2 million in the second quarter of 2001. On a year-to-date basis, American Modern's commissions and other policy acquisition costs and operating and administrative expenses for the first six months of 2002 increased 15.7% to $121.5 million from $105.0 million for the same six-month period in 2001. These increases are due primarily to continued growth in earned premium and improved underwriting results, which increased contingent commission expense.

   Property and Casualty Underwriting Results

    American Modern's property and casualty operations generated pre-tax underwriting income (property and casualty insurance earned premium less incurred losses, commissions and operating expenses) of $0.6 million for the second quarter of 2002 compared to pre-tax underwriting loss of $(2.2) million in the same quarter in 2001. For the current quarter, American Modern's combined ratio (ratio of losses and expenses as a percentage of earned premium) for its property and casualty business was 99.6% compared to 101.9% in the second quarter of 2001. Higher than normal fire losses added 1.4 percentage points to the second quarter 2002 combined ratio compared to 2.3 percentage points for the same quarter in 2001. Additionally, the discontinued commercial liability business added 0.2 percentage points to the combined ratio in the second quarter of 2002 compared to 0.8 percentage points for the same quarter in 2001. Excluding catastrophe losses, American Modern's property and casualty combined ratio for the second quarter was 93.7% compared to 92.9% for the same quarter in 2001.

    On a year-to-date basis, American Modern's property and casualty pre-tax underwriting income increased to $5.5 million in the first six months of 2002 from $1.2 million in the first six months of 2001. American Modern's combined ratio for its property and casualty business was 98.0% for the first six months of 2002 compared to 99.5% for the same period in 2001. Higher than normal fire losses added 1.9 percentage points to the combined ratio in the first six months of 2002 compared to 2.9 percentage points for the same period for the first six months of 2002. The discontinued commercial liability business added 0.1 percentage points to the combined ratio for the first six months of 2002 compared to 0.9 percentage points for the same period in 2001. Excluding catastrophe losses, American Modern's property and casualty combined ratio for the first six months of 2002 was 93.8% compared to 92.6% for the same period in 2001.

TRANSPORTATION

    M/G Transport reported revenues for the second quarter of 2002 of $5.5 million compared to $7.9 million during the second quarter of 2001, a decrease of 30.4%. Pre-tax operating profits were $0.2 million during the current quarter compared to $0.1 million in the same quarter a year ago. On a year-to-date basis, revenues were $11.4 million compared to $17.6 million during the first six months of 2001, a decrease of 35.2%. Pre-tax operating profits were a loss of $(0.2) million during the first half of 2002 compared to an operating profit of $1.1 million during the comparable period in 2001. The declines in revenues and operating profits during the six-month period of 2002 were due primarily to a significant reduction in shipments from its largest revenue source. M/ G Transport is in the process of evaluating its revenue sources and believes its profits, if any, will be negligible for the remainder of 2002.

         LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

CONSOLIDATED OPERATIONS

     We have certain obligations and commitments to make future payments under contracts. As of June 30, 2002 the aggregate obligations (excluding the $7.0 million of future commitments relating to barge acquisitions as discussed below) on a consolidated basis were:

                                                    PAYMENTS DUE BY PERIOD
                                                 ---------------------------
                                                 LESS THAN     2-5   AFTER 5
                                        TOTAL     1 YEAR      YEARS    YEARS
                                      --------   --------   -------  -------
                                             (IN THOUSANDS)

          Long-term debt              $ 47,896   $  1,483   $46,413  $    --
          Other notes payable           43,877     43,877        --       --
          Annual commitments
          under non-cancelable

          leases                         9,637      2,066     3,088    4,483
                                      --------   --------   -------  -------
                            Total     $101,410   $ 47,426   $49,501  $ 4,483
                                      ========   ========   =======  =======

     Other than the annual commitments under non-cancelable leases noted above, there are no other material off-balance sheet obligations or guarantees.

     Expenditures for acquisition of property plant and equipment amounted to $6.1 million for the six months ended June 30, 2002 and $2.3 million for the six months ended June 30, 2001. The amounts expended for our new mainframe computer and development costs capitalized in connection with the development of modernLINK(R), our proprietary information systems and web enablement initiative, amounted to $3.0 million for the first six months of 2002. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. We are approximately 24 months into the process, which we expect to be completed over the next 24 to 36 months. The current budget for this project calls for expenditures of $6.0 to $7.0 million annually over the next 24 to 36 months. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow.

     On June 17, 2002, we announced a two-for-one stock split effective July 17, 2002. This stock split increased our common stock shares outstanding to 17.5 million shares as of June 30, 2002.

     On January 25, 2001 our Board of Directors approved an increase in the number of shares authorized under our share repurchase program from 1,000,000 shares to 2,000,000 shares on a post split basis. No shares were repurchased in the open market under our share repurchase program during the first half of 2002 and a total of 604,000 shares remain authorized for repurchase under terms of this authority. There were, however, certain stock repurchase transactions consummated in connection with our associate stock incentive programs during the first six months of 2002. On April 25, 2002, our Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board's second quarterly meeting in 2004. The resolution does not require us to repurchase our shares, but rather gives management discretion to make purchases based on market conditions and our capital requirements.

     We paid dividends to our shareholders of $1.5 million during the first six months of 2002, and $1.4 million during the first six months of 2001.

     We expect that cash and other liquid investments, coupled with future operating cash flows, will be readily available to meet our operating cash requirements for the next 12 months.

HOLDING COMPANY OPERATIONS

     Midland and American Modern are holding companies which rely primarily on dividends and management fees from subsidiaries to assist in servicing debt, paying operating expenses and paying dividends to the respective shareholders. The payment of dividends to these holding companies from American Modern's insurance subsidiaries is restricted by state regulatory agencies. Such restrictions, however, have not had, and are not expected to have, a significant impact on our or American Modern's liquidity or our and American Modern's ability to meet our respective long or short-term operating, financing or capital obligations.

     Midland has a commercial paper program under which corporations or qualified individuals can invest in the short-term unsecured notes of Midland. As of June 30, 2002, we had $7.9 million of commercial paper debt outstanding, $6.4 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective yield paid to all participants in this program was 2.5% as of June 30, 2002. As of June 30, 2002, Midland also had $51.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $36.0 million was outstanding. These lines of credit contain minimal covenants and are typically drawn and repaid over periods ranging from two weeks to three months. Additional short-term borrowing lines are available at the discretion of various lending institutions with comparable rates and terms. These short-term borrowings increased $10.0 million from $26.0 million since December 31, 2001 due primarily to transactions related to associate incentive and awards programs, the funding of a short-term loan to an unrelated party, the payment of dividends to our shareholders and the payment of other operating and administrative expenses. We also have a mortgage obligation related to the financing of our corporate headquarters building. As of June 30, 2002, the outstanding balance of this mortgage was $16.8 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December, 2005. The effective interest rate on this obligation is 6.9%.

INSURANCE

     American Modern generates cash inflows primarily from insurance premium, investment income, proceeds from the sale of marketable securities and maturities of debt security investments. The principal cash outflows for the insurance operations relate to the payment of claims, commissions, premium taxes, operating expenses, income taxes, dividends and inter-company borrowings to us and the purchase of marketable securities. In each of the periods presented, funds generated from the insurance operating activities were used primarily to purchase investment grade marketable securities, accounting for the majority of the cash used in investing activities. The insurance products written by our insurance subsidiaries are primarily property-related coverages that result in rapid claim payments.

     The market value of American Modern's investment portfolio increased 3.2% from December 31, 2001, to $729.5 million at June 30, 2002. This increase in the market value of the investment portfolio was the result of the investment of cash flow from underwriting activities, investment income and net realized capital gains coupled with a $2.1 million increase in the unrealized appreciation in the market value of securities held. The increase in the unrealized appreciation was due to a $2.8 million increase in unrealized appreciation related to the fixed income portfolio offset by a $(0.7) million decrease in the unrealized appreciation related to the equity portfolio. American Modern's largest equity holding,

2.3 million shares of U.S. Bancorp, increased to $54.5 million as of June 30, 2002 from $48.9 million as of December 31, 2001.

     The average maturity and duration of American Modern's debt security investment portfolio as of June 30, 2002 was 6.1 years and 4.2 years, respectively, which management believes provides adequate asset/liability matching.

     American Modern has a $60.0 million long-term credit facility available on a revolving basis at various rates. As of June 30, 2002, there was $30.0 million outstanding under these facilities.

     During the first quarter of 2002, American Modern entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern's long-term credit facility has been effectively fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of June 30, 2002 was a negative $(0.6) million and is included in Other payables and accruals.

     Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures. Approximately 63% of American Modern's accounts receivables relate to premium due directly from policyholders as of June 30, 2002. Accounts receivable increased $16.7 million to $104.8 million as of June 30, 2002 due to the continued growth in insurance written and a $4.5 million short-term loan made to an unrelated third party. American Modern's receivable balance from its largest customer, Conseco Agency, Inc., decreased from $20.7 million as of December 31, 2001 to $16.1 million as of June 30, 2002. It has been reported that Conseco and certain of its subsidiaries have experienced significant financial problems.

     Reinsurance recoverables and prepaid reinsurance premium increased to $74.3 million at June 30, 2002 from $69.8 million at December 31, 2001. This increase was primarily due to an $11.8 million increase in ceded unearned premium offset by decreases in paid loss recoverables and ceded loss reserves since December 31, 2001. This fluctuation was due, in part, to the fact that American Modern experienced large growth in its credit life operation, which cedes a significant portion of its gross premium to reinsurers. The increase in reinsurance recoverables and prepaid reinsurance premium is not expected to have an impact on American Modern's liquidity and capital resources.

     The increase in unearned insurance premium and insurance commissions payable since December 31, 2001 reflects the continued growth in insurance written. The decrease in other payables and accruals since December 31, 2001 reflects the timing of annual incentive payments and other operating costs.

     Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern's future operating requirements and to provide for reasonable dividends to Midland.

TRANSPORTATION

     M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. Like the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

     The transportation subsidiaries entered into a seven-year lease in 2000 and a fifteen-year lease in 1999 for transportation equipment. Aggregate rental payments under these two operating leases over the next thirteen years will approximate $7.9 million. No other barges were leased or purchased during the first six months of 2002. M/ G Transport has committed to acquire or lease 30 new barges during the first six months of 2003 at an approximate total cost of $7.0 million. This acquisition and any future acquisitions would likely be financed through a combination of internally generated funds, external borrowings or lease transactions. As of June 30, 2002, the transportation subsidiaries had $1.1 million of collateralized equipment obligations outstanding.

OTHER MATTERS

COMPREHENSIVE INCOME

     The only differences between our net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the three- and six-month periods ended June 30, 2002 and 2001 such changes increased or (decreased), net of related income tax effects, by the following amounts:


                                      FOR THE THREE             FOR THE SIX
                                        MONTHS                   MONTHS
                                      ENDED JUNE 30,           ENDED JUNE 30,
                                    -------------------------------------------
                                      2002        2001        2002        2001
                                    -------     -------     -------     -------

                                                        (IN THOUSANDS)

Changes in:
     Net unrealized                 $ 1,098     $(1,574)    $ 1,488     $(4,497)
         capital gains
     Fair value of
         interest rate
         swap hedge                    (552)       --          (392)       --
                                    -------     -------     -------     -------
         Total                      $   546     $(1,574)    $ 1,096     $(4,497)
                                    =======     =======     =======     =======

    For the six months ended June 30, 2002 and 2001, net unrealized gains in equity securities decreased (net of income tax effects) by $(0.4) million and $(7.7) million, respectively. For fixed income securities, the net unrealized gains increased by $1.9 million and $3.2 million, respectively, for the same time periods.

    Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period. Changes in the after-tax fair value of the interest rate swap agreement are predicated on the current interest rate environment relative to the fixed rate of the swap agreement.

CRITICAL ACCOUNTING POLICIES

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate our critical accounting policies, assumptions and estimates, including those related to insurance revenue and expense recognition, loss reserves, reinsurance levels and valuation and impairment of intangible assets such as goodwill. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. This process forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.

  Insurance Revenue and Expense Recognition

    Premium for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are recognized as income on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premium are recognized as income over the lives of the policies using the mean method and the sum-of-the-digits method, respectively. American Modern generally does not consider anticipated investment income in determining premium deficiencies (if any) on short-term contracts. Policy acquisition costs, primarily commission expenses and premium taxes, are capitalized and expensed over the terms of the related policies on the same basis as the related premium are earned. Selling and administrative expenses that are not primarily related to premium written are expensed as incurred.

  Reserves for Insurance Losses

    American Modern's reserve for insurance losses is based on past experience of settling known claims as well as estimating those not yet reported. While management believes the amounts are fairly stated, the ultimate liability, once fully developed, may be more than or less than that provided. Management and its actuaries, both internal and external, regularly review these liabilities and adjustments are made as necessary in the current period. These reserves are subject to unpredictable events such as weather patterns and other catastrophic losses. American Modern attempts to mitigate its risk to such events by diversifying the geographic areas covered and by reinsuring certain levels of risk with other insurance companies. Management does not foresee any significant change in the manner in which it records its reserve for insurance losses.

  Reinsurance Risks

    By reinsuring certain levels and types of insurable risk with other insurance companies, American Modern limits its exposure to losses to that portion of the insurable risk it retains. However, if the reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern regularly evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. We do not believe there is any significant concentration of credit risk arising from any single reinsurer. We expect that American Modern's reinsurers will satisfy their obligations. As of June 30, 2002, American Modern was owed $1.9 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists.

  Intangible Assets (Goodwill)

    As required by SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002; however, based on the impairment test required by SFAS No. 142 in the quarter ended March 31, 2002, a non-recurring charge of $1.5 million (after-tax) was taken against income and is reported as Cumulative effect of change in accounting principle in the income statement. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a 10-year period. The year-to-date income statement through June 30, 2001 includes an after-tax expense of $0.2 million regarding goodwill amortization. As of June 30, 2002, our remaining goodwill balance was $2.1 million and is included in Other assets.

  Special Purpose Vehicles or Off Balance Sheet Business Arrangements

    We do not utilize any special purpose financing vehicles or have any undisclosed off-balance sheet arrangements that we believe would materially affect our assets, liabilities or reported income.

Similarly, we hold no fair value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk that we will incur investment losses due to adverse changes in market rates and prices. Our market risk exposures are substantially related to American Modern's investment portfolio and changes in interest rates and equity prices. Each risk is defined in more detail as follows.

    Interest rate risk is the risk that American Modern will incur economic losses due to adverse changes in interest rates. The risk arises from many of American Modern's investment activities, as American Modern invests substantial funds in interest-sensitive assets. American Modern manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures American Modern uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.2 year duration of American Modern's fixed income portfolio as of June 30, 2002, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $579.5 million debt security portfolio by 4.2%, or $24.3 million.

    Equity price risk is the risk that American Modern will incur economic losses due to adverse changes in a particular stock or stock index. American Modern's equity exposure consists primarily of declines in the value of its equity security holdings. As of June 30, 2002, American Modern had approximately $150.0 million in equity holdings, including $54.5 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp's common stock would decrease the fair value of its equity portfolio by approximately $5.5 million. As of June 30, 2002, the remainder of American Modern's portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 1.09. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.9%.

    The active management of market risk is integral to American Modern's operations. American Modern has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities.

    During the first quarter of 2002, American Modern entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30 million outstanding under American Modern's long-term credit facility has been effectively fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of June 30, 2002 was a negative $(0.6) million and is included in Other payables and accruals.

IMPACT OF SEPTEMBER 11, 2001

NEW ACCOUNTING STANDARDS AND CHANGE IN ACCOUNTING PRINCIPLE

    The Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" during 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, became effective January 1, 2001. American Modern's investment portfolio includes

$42.0 million of convertible securities, some of which contain embedded derivatives, as of June 30, 2002. The embedded conversion options are valued separately, and the change in market value of the embedded conversion options is reported in net realized investment gains. For the six months ended June 30, 2002 and 2001, American Modern recorded pre-tax gains on these securities of $0.3 million and $0.8 million, respectively. For the year ended December 31, 2001, American Modern recorded pre-tax gains on these securities of $1.1 million in accordance with the SFAS statements.

    On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We were required to implement SFAS No. 141 on July 1, 2001 and this statement had no impact on our consolidated financial position, results of operations or cash flows as we have made no business acquisitions since the implementation of SFAS No. 141. We have historically accounted for business combinations under the purchase method.

    On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As required by SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002, however, based on the impairment test required by SFAS No. 142, a non-recurring charge of $1.5 million (after-tax) was taken against income in the quarter ended March 31, 2002, and is reported as Cumulative effect of change in accounting principle in the income statement. The June 30, 2001 income statement includes an after-tax expense of $0.2 million regarding goodwill amortization while the after-tax expense for the years 2001 and 2000 was $0.01 per share. As of June 30, 2002, our remaining goodwill balance was $2.1 million and is included in Other assets.

    In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and issued in August 2001 SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We do not expect these standards to have a material effect on our consolidated financial position, results of operations or cash flows.

    On April 30, 2002, SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was approved by the FASB. SFAS No. 145 rescinds prior accounting statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect this standard to have a material effect on our consolidated financial position, results of operations or cash flows.

IMPACT OF INFLATION

    We do not consider the impact of the change in prices due to inflation to be material in the analysis of our overall operations.

                           PART II. OTHER INFORMATION
                      THE MIDLAND COMPANY AND SUBSIDIARIES
                                  JUNE 30, 2002

Item 1.      Legal Proceedings
             -----------------
             None

Item 2.      Changes in Securities and Use of Proceeds
             -----------------------------------------
             None

Item 3.      Defaults Upon Senior Securities
             -------------------------------
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
             None

Item 5.      Other Information
             -----------------
             None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             a)   Exhibit 15 - Letter re: Unaudited Interim Financial
                  Information
             b)   Reports on Form 8-K - None

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE MIDLAND COMPANY

Date       July 17, 2002            s/John I. Von Lehman
     ------------------------     ----------------------------------------------
                                  John I. Von Lehman, Executive Vice President,
                                  Chief Financial Officer and Secretary