Form 10-Q
period 2002-09-30
MIDLAND CO
filed 2002-11-15
CIK 66025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002
                               -------------------------------------------------

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

     The number of common shares outstanding as of October 31, 2002 was 17,560,689.

                     PART I - ITEM 1. FINANCIAL INFORMATION
                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                Amounts in 000's


                                                                     (UNAUDITED)
                                                                       SEPT. 30,           DEC. 31,
                                      ASSETS                             2002               2001
                                                                    --------------     --------------

MARKETABLE SECURITIES AVAILABLE FOR SALE:
  Fixed income (cost, $557,798 at September 30, 2002 and
    $542,563 at December 31, 2001)                                    $   587,111        $   555,159
  Equity (cost, $93,686 at September 30, 2002 and $91,191
    at December 31, 2001)                                                 128,056            148,850
                                                                    --------------     --------------
    Total                                                                 715,167            704,009
                                                                    --------------     --------------

CASH                                                                        7,791             11,286
                                                                    --------------     --------------

ACCOUNTS RECEIVABLE - NET                                                 101,137             88,108
                                                                    --------------     --------------

REINSURANCE RECOVERABLES AND
  PREPAID REINSURANCE PREMIUMS                                             76,155             69,795
                                                                    --------------     --------------

PROPERTY, PLANT AND EQUIPMENT - NET                                        61,618             59,095
                                                                    --------------     --------------

DEFERRED INSURANCE POLICY ACQUISITION COSTS                               102,261            100,785
                                                                    --------------     --------------

OTHER ASSETS                                                               17,869             20,864
                                                                    --------------     --------------

   TOTAL ASSETS                                                       $ 1,081,998        $ 1,053,942
                                                                    ==============     ==============



See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                Amounts in 000's


                                                                           (UNAUDITED)
                                                                            SEPT. 30,                DEC. 31,
                       LIABILITIES & SHAREHOLDERS' EQUITY                     2002                     2001
                                                                      --------------------     --------------------

UNEARNED INSURANCE PREMIUMS                                                   $   430,149              $   403,855
                                                                      --------------------     --------------------

INSURANCE LOSS RESERVES                                                           160,078                  148,674
                                                                      --------------------     --------------------

INSURANCE COMMISSIONS PAYABLE                                                      30,181                   26,887
                                                                      --------------------     --------------------

FUNDS HELD UNDER REINSURANCE AGREEMENTS
  AND REINSURANCE PAYABLES                                                          6,341                    6,297
                                                                      --------------------     --------------------

LONG-TERM DEBT                                                                     47,533                   48,619
                                                                      --------------------     --------------------

OTHER NOTES PAYABLE:
  Banks                                                                            29,000                   26,000
  Commercial paper                                                                  5,327                    9,522
                                                                      --------------------     --------------------
    Total                                                                          34,327                   35,522
                                                                      --------------------     --------------------

DEFERRED FEDERAL INCOME TAX                                                        28,896                   31,803
                                                                      --------------------     --------------------

OTHER PAYABLES AND ACCRUALS                                                        49,857                   60,409
                                                                      --------------------     --------------------

COMMITMENTS AND CONTINGENCIES                                                           -                        -
                                                                      --------------------     --------------------

SHAREHOLDERS' EQUITY:
  Common stock (issued and outstanding: 17,570 shares at
    September 30, 2002 and 17,660 shares at December 31,
    2001 after deducting treasury stock of 4,286 shares and
    4,196 shares, respectively)                                                       911                      911
  Additional paid-in capital                                                       22,405                   20,386
  Retained earnings                                                               272,897                  264,057
  Accumulated other comprehensive income                                           40,294                   45,875
  Treasury stock - at cost                                                        (41,465)                 (38,698)
  Unvested restricted stock awards                                                   (406)                    (655)
                                                                      --------------------     --------------------

    Total                                                                         294,636                  291,876
                                                                      --------------------     --------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 1,081,998              $ 1,053,942
                                                                      ====================     ====================



See notes to condensed consolidated financial statements.

                               THE MIDLAND COMPANY
                                AND SUBSIDIARIES
             STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                 Amounts in 000's (except per share information)


                                                          NINE-MOS. ENDED SEPT. 30,    THREE-MOS. ENDED SEPT. 30,
                                                        ----------------------------   --------------------------
                                                             2002           2001          2002           2001
                                                        --------------  ------------   ------------  ------------
REVENUES:
  Insurance:
    Premiums earned                                         $ 425,794     $ 372,756       $ 148,417    $ 130,459
    Net investment income                                      26,114        25,538           8,706        8,328
    Net realized investment gains (losses)                     (6,968)        1,406          (5,607)      (2,115)
    Other insurance income                                      4,660         5,099           1,543        2,090
  Transportation                                               16,815        25,792           5,404        8,238
  Other                                                           437           351              96           97
                                                        --------------  ------------   ------------- ------------
          Total                                               466,852       430,942         158,559      147,097
                                                        --------------  ------------   ------------- ------------

COSTS AND EXPENSES:
  Insurance:
    Losses and loss adjustment expenses                       250,686       218,296          98,473       80,615
    Commissions and other policy acquisition costs            124,049       106,571          41,704       37,857
    Operating and administrative expenses                      56,501        54,597          17,351       18,266
  Transportation operating expenses                            16,666        24,150           5,118        7,836
  Interest expense                                              2,703         3,502             850          912
  Other operating and administrative expenses                   1,015           625             417          133
                                                        --------------  ------------   ------------- ------------
          Total                                               451,620       407,741         163,913      145,619
                                                        --------------  ------------   ------------- ------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX
   AND CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                     15,232        23,201          (5,354)       1,478

PROVISION (CREDIT) FOR FEDERAL INCOME TAX                       2,625         5,634          (2,739)        (330)
                                                        --------------  ------------   ------------- ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                              12,607        17,567          (2,615)       1,808

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE - NET                                  (1,463)            -               -            -
                                                        --------------  ------------   ------------- ------------

          NET INCOME (LOSS)                                 $  11,144     $  17,567       $  (2,615)   $   1,808
                                                        ==============  ============   ============= ============

BASIC EARNINGS (LOSSES)  PER SHARE
  OF COMMON STOCK:
   Income before change in accounting principle             $    0.72     $    1.01       $   (0.15)   $    0.11
   Cumulative effect of change in accounting principle          (0.08)            -               -            -
                                                        --------------  ------------   ------------- ------------
          Total                                             $   0.64      $   1.01        $  (0.15)    $   0.11
                                                        ==============  ============   ============= ============

DILUTED EARNINGS (LOSSES) PER SHARE
  OF COMMON STOCK:
   Income before change in accounting principle             $    0.70     $    0.98       $   (0.15)   $    0.10
   Cumulative effect of change in accounting principle          (0.08)            -               -            -
                                                        --------------  ------------   ------------- ------------
          Total                                             $    0.62     $    0.98       $   (0.15)   $    0.10
                                                        ==============  ============   ============= ============

CASH DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                                           $  .13125     $   .1200       $ 0.04375    $  0.0400
                                                        ==============  ============   ============= ============


See notes to condensed consolidated financial statements. All per share amounts are adjusted for the two-for-one stock split effective July 17, 2002 (Note 2).

                      THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                Amounts in 000's

                                                                                                     ACCUMULATED
                                                                     ADDITIONAL                      OTHER COM-
                                                        COMMON        PAID-IN        RETAINED        PREHENSIVE        TREASURY
                                                         STOCK        CAPITAL        EARNINGS          INCOME           STOCK
                                                   --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                 $ 911       $ 19,838       $239,679           $ 54,396       $(30,404)
  Comprehensive income:
    Net income                                                                          17,567
    Decrease in unrealized gain on
      marketable securities, net of related
      income tax effect of $3,511                                                                          (6,582)

        Total comprehensive income

  Purchase of treasury stock                                                                                              (8,539)
  Issuance of treasury stock for options
     exercised and employee savings plan                                   (504)                                           2,429
  Cash dividends declared                                                               (2,137)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                   854
  Amortization and cancellation of
    unvested restricted stock awards                                        (12)                                             (11)
                                                   --------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001                                $ 911       $ 20,176       $255,109           $ 47,814       $(36,525)
                                                   ================================================================================

BALANCE, DECEMBER 31, 2001                                 $ 911       $ 20,386       $264,057           $ 45,875       $(38,698)
  Comprehensive income:
    Net income                                                                          11,144
    Decrease in unrealized gain on
      marketable securities, net of related
      income tax effect of $2,253                                                                          (4,366)
   Other, net of federal income tax of $654                                                                (1,215)

        Total comprehensive income

  Purchase of treasury stock                                                                                              (3,593)
  Issuance of treasury stock for options
     exercised and employee savings plan                                    484                                              853
  Cash dividends declared                                                               (2,304)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                 1,561
  Amortization and cancellation of
    unvested restricted stock awards                                        (26)                                             (27)
                                                   --------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002                                $ 911       $ 22,405       $272,897           $ 40,294       $(41,465)
                                                   ================================================================================


                                                      UNVESTED
                                                     RESTRICTED                     COMPRE-
                                                        STOCK                       HENSIVE
                                                       AWARDS          TOTAL        INCOME
                                                   ------------------------------------------
BALANCE, DECEMBER 31, 2000                              $ (1,243)     $283,177
  Comprehensive income:
    Net income                                                          17,567       $17,567
    Decrease in unrealized gain on
      marketable securities, net of related
      income tax effect of $3,511                                       (6,582)       (6,582)
                                                                                -------------
        Total comprehensive income                                                   $10,985
                                                                                =============
  Purchase of treasury stock                                            (8,539)
  Issuance of treasury stock for options
     exercised and employee savings plan                                 1,925
  Cash dividends declared                                               (2,137)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                  854
  Amortization and cancellation of
    unvested restricted stock awards                         438           415
                                                   ----------------------------

BALANCE, SEPTEMBER 30, 2001                               $ (805)     $286,680
                                                   ============================

BALANCE, DECEMBER 31, 2001                                $ (655)     $291,876
  Comprehensive income:
    Net income                                                          11,144       $11,144
    Decrease in unrealized gain on
      marketable securities, net of related
      income tax effect of $2,253                                       (4,366)       (4,366)
   Other, net of federal income tax of $654                             (1,215)       (1,215)
                                                                                -------------
        Total comprehensive income                                                    $5,563
                                                                                =============
  Purchase of treasury stock                                            (3,593)
  Issuance of treasury stock for options
     exercised and employee savings plan                                 1,337
  Cash dividends declared                                               (2,304)
  Federal income tax benefit related to the
     exercise or granting of stock awards                                1,561
  Amortization and cancellation of
    unvested restricted stock awards                         249           196
                                                   ----------------------------

BALANCE, SEPTEMBER 30, 2002                               $ (406)     $294,636
                                                   ============================


See notes to condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 AMOUNT IN 000'S

                                                                                         2002                   2001
                                                                                  -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $    11,144            $    17,567
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                              6,013                  6,216
    Cumulative effect of change in accounting for goodwill                                     2,251                      -
    Net realized investment losses (gains)                                                     6,386                 (1,406)
    Increase in unearned insurance premiums                                                   26,294                 55,419
    Increase in net accounts receivable                                                      (13,029)               (32,606)
    Increase in insurance loss reserves                                                       11,404                 11,011
    Decrease in other accounts payable and accruals                                          (10,918)               (17,488)
    Increase in reinsurance recoverables and
      prepaid reinsurance premiums                                                            (6,360)               (13,497)
    Increase (decrease) in insurance commissions payable                                       3,294                 (1,230)
    Increase in deferred insurance policy acquisition costs                                   (1,476)               (12,960)
    Decrease in other assets                                                                     744                  5,624
    Increase in funds held under reinsurance
      agreements and reinsurance payables                                                         44                    634
    Other-net                                                                                    912                    487
                                                                                  -------------------    -------------------

      Net cash provided by operating activities                                               36,703                 17,771
                                                                                  -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                         (209,125)              (164,805)
  Sale of marketable securities                                                              130,363                131,198
  Maturity of marketable securities                                                           42,963                 23,051
  Decrease in cash equivalent marketable securities                                           10,721                 29,029
  Acquisition of property, plant and equipment                                                (8,497)                (5,613)
  Proceeds from sale of property, plant and equipment                                            159                    220
                                                                                  -------------------    -------------------

      Net cash provided by (used in) investing activities                                    (33,416)                13,080
                                                                                  -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of  treasury stock                                                                 (3,593)                (8,539)
  Dividends paid                                                                              (2,245)                (2,110)
  Issuance of  treasury stock                                                                  1,337                  1,925
  Decrease in net short-term borrowings                                                       (1,195)               (19,833)
  Repayment of long-term debt                                                                 (1,086)                (1,049)
                                                                                  -------------------    -------------------

      Net cash used in financing activities                                                   (6,782)               (29,606)
                                                                                  -------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                               (3,495)                 1,245

CASH AT BEGINNING OF PERIOD                                                                   11,286                  8,391
                                                                                  -------------------    -------------------

CASH AT END OF PERIOD                                                                    $     7,791            $     9,636
                                                                                  ===================    ===================

INTEREST PAID                                                                            $     2,778            $     3,384
INCOME TAXES PAID                                                                        $     6,000            $     2,900



See notes to the condensed consolidated financial statements.

                      THE MIDLAND COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

1.   BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries ("Midland" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2001 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the nine and three-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

Certain reclassifications (minor in nature) have been made to the 2001 amounts to conform to 2002 classifications.

2.   TWO-FOR-ONE STOCK SPLIT
On June 17, 2002, Midland announced a two-for-one stock split effective July 17, 2002 for holders of record on July 8, 2002. Accordingly, data related to Midland's common stock (number of shares, average shares outstanding, earnings per share and dividends per share) have been adjusted for the current and prior periods to reflect the impact of this stock split.

3.   EARNINGS PER SHARE
Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000's):

                                            For Basic EPS    For Diluted EPS
                                            -------------    ---------------

       Nine months ended Sept. 30:
                  2002                          17,312            17,868
                                                ======            ======
                  2001                          17,314            18,010
                                                ======            ======

       Three months ended Sept. 30:
                  2002                          17,341            17,341
                                                ======            ======
                  2001                          17,254            17,932
                                                ======            ======


     Potential diluted common shares of 576 were not included in computing diluted per share amounts for the three months ended September 30, 2002 because the effects were anti-dilutive.

4.   INCOME TAXES
The federal income tax provisions for the three and nine-month periods ended September 30, 2002 and 2001 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000's):


                                                          NINE-MOS. ENDED SEPT. 30,         THREE-MOS. ENDED SEPT. 30,
                                                          -------------------------         --------------------------
                                                               2002             2001             2002              2001
                                                               ----             ----             ----              ----
   Federal income tax at statutory rate (including
       a tax credit of $787 in 2002 on the
       cumulative effect of change in accounting
       principle)                                            $4,544            $8,120           $(1,873)           $517
   Add (deduct) the tax effect of:
       Tax exempt interest and
          excludable dividend income                         (2,965)           (2,721)             (954)           (923)
       Other - net                                              259               235                88              76
                                                         ----------        ----------       -----------      ----------
           Provision (credit) for federal income tax         $1,838            $5,634           $(2,739)          $(330)
                                                         ==========        ==========       ===========      ==========



5.   SEGMENT DISCLOSURES
Since Midland's annual report for 2001, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2002 and 2001 is as follows (000's):



                                      Nine Months Ended Sept. 30, 2002                 Three Months Ended Sept. 30, 2002
                                      --------------------------------                 ---------------------------------
                                                  Revenues-     Pre-Tax                 Revenues-
                                      Total       External      Income                    External           Pre-Tax
                                     Assets       Customers     (Loss)                  Customers         Income (Loss)
                                     ------       ---------     ------                  ---------         -------------
Reportable Segments:
  Insurance:
    Manufactured housing                 n/a       $244,016     $13,689                    $81,953          $  (179)
    Other                                n/a        186,438       4,585                     68,007           (4,383)
    Unallocated                   $1,034,653              -      (1,029)                         -             (351)
  Transportation                      22,585         16,815           8                      5,404              219
  Corporate and all other                  -              -      (2,021)                           -           (660)
                                                               ---------                                  ----------
                                                                $15,232                                     $(5,354)
                                                                ========                                    ==========




                                      Nine Months Ended Sept. 30, 2001                 Three Months Ended Sept. 30, 2001
                                      --------------------------------                 ---------------------------------
                                                  Revenues-     Pre-tax                  Revenues-
                                      Total       External      Income                    External           Pre-tax
                                     Assets       Customers     (Loss)                   Customers        Income (Loss)
                                     ------       ---------     ------                   ---------        -------------
Reportable Segments:
  Insurance:
    Manufactured housing                 n/a       $238,195    $ 19,693                    $79,987           $7,408
    Other                                n/a        139,660       5,380                     52,562           (5,502)
    Unallocated                     $970,241              -        (756)                         -              (73)
  Transportation                      26,296         25,792       1,424                      8,238              344
  Corporate and all other                n/a              -      (2,540)                           -           (699)
                                                               ---------                                    --------
                                                                $23,201                                      $1,478
                                                                ========                                     ========



Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments ("n/a" above) by the Company.

6.   CHANGE IN ACCOUNTING PRINCIPLE
On January 1, 2002 Midland adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to the impairment approach. Upon the adoption of the statement, Midland ceased amortizing goodwill, including goodwill recorded from past business combinations. As a result of the initial impairment test, Midland recorded an impairment charge of $(1,463,000) (net of tax), or $(0.08) per share (diluted), in its Other Insurance segment for the quarter ended March 31, 2002. This charge is reported separately in Midland's income statement as a Cumulative Effect of Change in Accounting Principle. The fair value of that reporting unit was estimated using the expected present value of future cash flows. There were no additional impairment charges incurred in the nine months ended September 30, 2002. At September 30, 2002, Midland's remaining goodwill balance, all of which is attributable to the Other Insurance segment, was $2,145,000.

     The following table illustrates what reported net income would have been exclusive of amortization expense related to goodwill had Midland adopted the standard effective January 1, 2001 (amounts in 000's except per share data):


                                                                FOR THE NINE-MONTHS              FOR THE THREE-MONTHS
                                                                  ENDED SEPT. 30,                   ENDED SEPT. 30,
                                                            --------------------------         ------------------------
                                                               2002             2001             2002              2001
                                                               ----             ----             ----              ----
   Reported net income (loss)                               $11,144           $17,567           $(2,615)         $1,808
   Add back: goodwill amortization (net tax)                     --               287                --              95
                                                            -------           -------            -------         ------
   Adjusted net income (loss)                               $11,144           $17,854           $(2,615)         $1,903
                                                            =======           =======            =======         ======

   Basic earnings (loss) per share:
       Reported net income                                    $0.64             $1.01            $(0.15)          $0.11
       Goodwill amortization                                    --               0.02                --            0.01
                                                            -------           -------            -------         ------
       Adjusted net income (loss)                             $0.64             $1.03            $(0.15)          $0.12
                                                            =======           =======            =======         ======

   Diluted earnings (loss) per share:
       Reported net income                                    $0.62             $0.98            $(0.15)          $0.10
       Goodwill amortization                                     --              0.02                --            0.01
                                                            -------           -------            -------         ------
       Adjusted net income (loss)                             $0.62             $1.00            $(0.15)          $0.11
                                                            =======           =======            =======         ======



7.   NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal" in June 2002 and SFAS No. 147 "Accounting for Certain Acquisitions of Banking or Thrift Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretations No. 9" in October 2002. The adoption of SFAS No. 145, SFAS No. 146 and SFAS No. 147 will not have a material impact on Midland's consolidated financial position or results of operations.


8.   SUBSEQUENT EVENT
During October 2002, American Modern experienced losses from Hurricane Lili in Louisiana. Preliminary loss data suggest that the fourth quarter results could be impacted by approximately $(0.35) to $(0.40) per share (after-tax, diluted) from this event.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the related footnotes. This discussion contains forward-looking statements. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed or implied by forward-looking statements.

INTRODUCTION

     The discussions of "Results of Operations" and "Liquidity, Capital Resources and Changes in Financial Condition" address our three reportable segments, which are manufactured housing insurance, all other insurance products and services and transportation. A summary description of the operations of each of these segments is included below.

     Our specialty insurance operations are conducted through American Modern which controls six property and casualty insurance companies, two credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premium in all 50 states and the District of Columbia. More than 50% of American Modern's property and casualty business relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with coverages similar to conventional homeowner's insurance policies. All other insurance products and services include the other specialty insurance products such as watercraft, motorsports, recreational vehicles, homeowners, site-built, extended service contracts, dwelling fire, mortgage fire, collateral protection, credit life, long-haul truck, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

     M/G Transport charters barges and brokers freight for the movement of dry bulk commodities such as petroleum coke, ores, barite, fertilizers, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries.

OVERVIEW OF RECENT TRENDS

     Motorcycle and Homeowners/Site-built Premium Increasing. While manufactured housing insurance remains American Modern's largest single product, over the most recent 18 months, motorcycle and homeowners/site-built insurance have become more significant to the growth in premium volume. In the second half of 2000, American Modern acquired the motorsport book (motorcycle and, to a lesser extent, snowmobile and watercraft) from GuideOne Insurance Company. Through the first nine months, motorcycle gross written premium increased 52.5% over 2001 levels. American Modern's future growth in motorcycle premium is expected to be more consistent with the rate of growth in our total premium volume. Premium from site-built insurance has increased for American Modern due to a tightening of underwriting restrictions by standard carriers with respect to homeowners/site-built risks. Through the first nine months of 2002, homeowners/site-built written premium increased substantially over 2001 levels. During the third quarter of 2002, American Modern decided to discontinue certain unprofitable homeowner programs. American Modern is currently undertaking a careful review of all of its homeowners programs with the intent of tightening the product offering to target only those properties that fall outside the parameters of the standard homeowner's insurance market. As a result of these actions, American Modern's future growth in the homeowners/site-built product lines is expected to be significantly reduced from the current growth rate.

     Manufactured Housing Premium. Manufactured homes have historically represented approximately one out of every five new single family housing starts in the United States. The industry became over built during the period between 1997 and 1999 as credit became readily available. New manufactured home sales will likely be slower than historical averages during the remainder of 2002. American Modern has experienced a decrease in its manufactured housing insurance premium volume due to its focus on placing insurance in connection with the purchase of new manufacturing housing units. In the first nine months of 2002, American Modern's manufactured housing insurance premium was approximately 12% less than in the same period in 2001, although the reduction was primarily as a result of American Modern's decision to terminate unprofitable business.

     Rate Increases. Over the past 12 months, we have been approved for and are implementing nationwide rate increases in our manufactured housing products. The majority of these increases, which have averaged in excess of 10%, were approved as of September 30, 2002. Also over the past 12 months, we have been approved for, and are implementing rate increases in other major product lines. Throughout the past 10 years, American Modern has been able to implement periodic rate increases. We do not have any assurance or expectation that we will be able to experience double digit rate increases beyond 2002.

     Fire Loss Ratio. American Modern experienced higher than normal levels of losses caused by fire in mobile home and site-built units during the second half of 2000 and continuing through most of 2001. It is our belief that the fire loss ratio will tend to increase during economic downturns. While American Modern's fire loss ratio remains higher than normal, it has improved considerably during the first six months of 2002. However, in July and August of 2002 American Modern experienced an upward spike in its fire loss ratio. This negative trend reversed in September 2002. It is our belief that the increase in fire losses in July and August was an anomaly. As discussed, in response to this trend, American Modern has been aggressively pursuing rate increases in its mobile home products and discontinued some unprofitable homeowners/site-built programs.

     Changing Mix of American Modern's Distribution Channels. American Modern has experienced a significant increase in the percentage of its gross written premium generated through its agency channel. American Modern's agency channel growth was driven by its growth in motorsport premium from the acquisition of business of GuideOne and was also due to American Modern's successful conversion of agency books of business to American Modern from other insurance companies. American Modern's premium volume generated by its lender and point of sale channels decreased from 2000 to 2001 and during the first nine months of 2002 as a result of the slowdown in new manufactured housing sales and the decision to terminate certain unprofitable books of business.

     Discontinued Commercial Liability. In September 2001, American Modern announced that it was exiting the commercial liability line of coverages that had been provided to manufactured home parks and dealerships. Through the first nine months of 2002, American Modern continued to write related commercial lines coverages in those states that had required longer notices of terminations. Related premium volume was less than $3.3 million in the first nine months of 2002 and is expected to be minimal the remainder of 2002. In the first nine months of 2002, our earnings per share included losses of $0.02 per share compared to losses of $0.31 per share in the first nine months of 2001 related to this line of business.

     Credit Life Changes. Several states have enacted laws designed to prohibit or limit the ability to sell single premium credit life insurance in connection with residential real estate financings. Changes in federal regulations, effective in October, 2002, will have the result of imposing additional disclosure requirements in connection with single credit life insurance products. Due to this regulation, lenders will most likely change to either monthly credit life insurance or other debt protection type products payable on a monthly basis. As a result, American Modern will most likely experience a decrease in its total credit life insurance premium volume written in the fourth quarter of 2002 and in 2003, although it should not have significant impact on earned premium for the life business.

     Shift Away from Chattel Financing. Manufactured housing sales have traditionally been financed as personal property through a financing transaction referred to as chattel financing. Several large chattel lenders over the past 18 months have ceased, or substantially reduced, lending for manufactured housing. As a result, manufactured housing sales have slowed and there has been a shift to more traditional mortgage loan financing on manufactured homes. American Modern has or had relationships with several of the chattel lenders who reduced their lending or exited this market. This, coupled with American Modern's decision to terminate certain unprofitable business in the lender channel, has resulted in a decrease in the amount of premium volume American Modern has generated through its lender channel.

RESULTS OF OPERATIONS

   INSURANCE

   Insurance Premium

     Property and casualty and life insurance gross written premium increased 7.0% in the third quarter to $172.1 million from $160.9 million for the same quarter in 2001. Net earned premium for the third quarter of 2002 increased 13.8% to $148.4 million from $130.5 million for the comparable quarter in 2001. On a year-to-date basis, gross written premium generated by American Modern's insurance operations increased 6.7% to $492.3 million from $461.6 million for the same nine-month period in 2001. The growth in gross written premium is attributable to both premium rate and volume increases. The volume increases resulted from the continued growth of American Modern's other specialty products such as motorcycle, site-built and credit life. Year-to-date earned premium increased 14.2% to $425.8 million from $372.8 million in 2001.

     The growth in gross written premium is primarily due to the growth in non-manufactured housing (which we refer to as other specialty property and casualty products) and credit life insurance products. Gross written premium related to other specialty property and casualty products collectively increased 37.8% to $78.6 million in the third quarter of 2002 from $57.0 million in the third quarter of 2001. On a year-to-date basis, the gross written premium for other specialty property and casualty products increased 30.8% to $220.7 million in the first nine months of 2002 from $168.7 million in the comparable period in 2001. This growth is primarily the result of concentrated efforts over the past several years to add balance and diversity to American Modern's product lines and is largely attributable to the continued growth in motorcycle and homeowners/site-built lines.

     Manufactured housing gross written premium decreased 10.7% to $82.2 million during the third quarter of 2002 from $92.0 million in the comparable period in 2001. On a year-to-date basis, manufactured housing gross written premium has decreased 11.7% to $230.8 million during the first nine months of 2002 from $261.3 million during the comparable period in 2001. The decline in gross written premium is due to the adverse market conditions which currently exist in the manufactured housing sector, coupled with American Modern's decision to terminate certain unprofitable business in the lender channel.

     Credit life gross written premium increased 3.6% to $11.3 million in the third quarter of 2002 from $10.9 million during the prior year's quarter. On a year-to-date basis, credit life gross written premium increased 33.6% to $40.8 million from $30.5 million during the comparable period in 2001. This growth in credit life premium is due primarily to the expansion of our relationship with U.S. Bancorp.

     American Modern's largest producer, Conseco Agency, a subsidiary of Conseco Inc. (CNCE.OB), accounted for less than 10 percent of American Modern's total direct and assumed written premiums in the first nine months of 2002 as compared to more than 16 percent of total premium for the first nine months of the prior year. Of the premiums that will be written through Conseco in 2002, American Modern expects more than 90 percent of the volume would result from the renewal of policies from existing Conseco Agency policyholders.

   Other Insurance Income (Fee Income)

     American Modern's other insurance income decreased 26.2% to $1.5 million in the third quarter of 2002 compared to the same quarter in 2001. On a year-to-date basis, American Modern's Other Insurance Income decreased 8.6% to $4.7 million in 2002 compared to 2001. These decreases are the result of the discontinuance of an unprofitable agency operation. AMIG is committed to increasing its fee income and Ameritrac(R), AMIG's portfolio tracking operation, continues to expand its client base and grow its loan-tracking portfolio.

   Insurance Investment Income and Realized Capital Gains

     American Modern's net investment income (before taxes and excluding net realized capital gains) increased 4.5% to $8.7 million in the third quarter of 2002 from $8.3 million in the third quarter of 2001. On a year-to-date basis, net investment income increased 2.3% to $26.1 million from $25.5 million during the same period in the prior year. Net investment income increased due to the growth in American Modern's investment portfolio which increased due to cash flow from operations over the last twelve months. Reinvestment rates relative to American Modern's fixed income portfolio continue to be depressed. The annualized pre-tax equivalent investment yield on American Modern's fixed income investments, which is net interest income divided by the average amount of fixed income assets, was 5.7% during the first nine months 2002 and 6.1% during the first nine months of 2001.

     After-tax losses from embedded derivatives which are included in net realized capital losses, amounted to $(0.6) million, $(0.03) per share (diluted), during the third quarter of 2002 and $(0.7) million, $(0.04) per share (diluted), during the third quarter of 2001. On a year-to-date basis, after-tax losses from embedded derivatives amounted to $(0.4) million, $(0.02) per share (diluted), during the first nine months of 2002 as compared to $(0.2) million, $(0.01) per share (diluted), during the comparable period in 2001. These embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern's convertible security portfolio. American Modern's investment portfolio does not currently include any other types of derivative investments.

     Also included in net realized capital losses for the three and nine months ended September 30, 2002 were after-tax losses of $(2.4) million, $(0.13) per share (diluted), resulting from the write-down (other than temporary impairment) of several lower rated bonds/convertible securities in American Modern's investment portfolio.

     Excluding the impact of losses from derivatives and other than temporary impairments referred to above, American Modern's net realized after-tax capital gains (losses) were $(0.7) million, $(0.04) per share (diluted), in the third quarter of 2002 and 2001. On a year-to-date basis, net realized after-tax capital gains (losses), excluding the impact of embedded derivatives and impairments, decreased to a loss of $(1.8) million, $(0.10) per share (diluted), in 2002 from a gain of $1.1 million, $0.06 per share (diluted), in 2001.

   Insurance Losses and Loss Adjustment Expenses (LAE)

     American Modern's loss and loss adjustment expenses in the third quarter of 2002 increased 22.2% to $98.5 million from $80.6 million for the third quarter of 2001 due to the continued growth in net earned premium, increases in weather-related catastrophe losses, higher than normal fire losses and the anticipated seasonal upswing in losses related to our motorcycle and watercraft products. Other events contributing to our third quarter of 2002 losses were Texas floods in July and Tropical Storm Isidore in September. American Modern's total weather-related catastrophe losses (net of reinsurance recoveries) for the third quarter of 2002 amounted to $4.4 million on a pre-tax basis compared with $1.2 million for the same quarter of 2001. These losses had an after-tax impact of approximately $0.16 per share (diluted), in the third quarter of 2002 compared to $0.04 per share (diluted), in the third quarter of 2001.

     On a year-to-date basis, American Modern's loss and loss adjustment expenses increased 14.8% to $250.7 million from $218.3 million for the same nine-month period in 2001 due primarily to the continued growth in net earned premium. American Modern's weather-related catastrophe losses for the first nine months of 2002 amounted to $15.8 million on a pre-tax basis compared with $17.6 million for the same period in 2001. These losses had an after-tax impact of approximately $0.58 per share (diluted), in the first nine months of 2002 compared to $0.63 per share (diluted), in the same period of 2001.

     During October 2002, American Modern experienced losses from Hurricane Lili in Louisiana. Our preliminary loss data suggested that the fourth quarter results could be impacted by approximately $(0.25) to $(0.30) per share (diluted). Our loss data, while not yet final, currently suggests that our fourth quarter results could be impacted by approximately $(0.35) to $(0.40) per share (diluted). The increase in the impact of Hurricane Lili has been offset by favorable operating results in the month of October, primarily due to a decrease in the fire loss ratio on our mobile home product line.

   Insurance Commissions, Other Policy Acquisition Costs and Operating and Administration Expenses

     American Modern's commissions and other policy acquisition costs and operating and administrative expenses for the third quarter of 2002 increased 5.2% to $59.1 million from $56.1 million in the third quarter of 2001. On a year-to-date basis, American Modern's commissions and other policy acquisition costs and operating and administrative expenses for the first nine months of 2002 increased 12.0% to $180.6 million from $161.2 million for the same nine-month period in 2001. These increases are due primarily to continued growth in earned premium. This increase was partially offset by a decrease in contingent commission expense in the third quarter of 2002 as a result of higher than normal losses in that quarter.

   Property and Casualty Underwriting Results

     American Modern's property and casualty operations generated pre-tax underwriting losses (property and casualty insurance earned premium less incurred losses, commissions and operating expenses) of $(8.6) million for the third quarter of 2002 compared to pre-tax underwriting losses of $(5.2) million in the same quarter in 2001. For the third quarter 2002, American Modern's combined ratio (ratio of losses and expenses as a percentage of earned premium) for its property and casualty business was 106.0% compared to 104.1% in the third quarter of 2001. Higher than normal fire losses in the manufactured home and homeowners/site-built programs added 3.5 percentage points to the third quarter 2002 combined ratio compared to 1.8 percentage points for the same quarter in 2001. Additionally, the discontinued commercial liability business added 1.0 percentage points to the combined ratio in the third quarter of 2002 compared to 5.0 percentage points for the same quarter in 2001. Excluding catastrophe losses, American Modern's property and casualty combined ratio for the third quarter was 102.9% compared to 103.2% for the same quarter in 2001.

     On a year-to-date basis, American Modern's property and casualty pre-tax underwriting losses decreased to $3.2 million in the first nine months of 2002 from $4.0 million in the first nine months of 2001. American Modern's combined ratio for its property and casualty business was 100.8% for the first nine months of 2002 compared to 101.1% for the same period in 2001. Higher than normal fire losses added 2.4 percentage points to the combined ratio in the first nine months of 2002 compared to 2.5 percentage points for the same period for the first nine months of 2001. The discontinued commercial liability business added 0.5 percentage points to the combined ratio for the first nine months of 2002 compared to 2.8 percentage points for the same period in 2001. Excluding catastrophe losses, American Modern's property and casualty combined ratio for the first nine months of 2002 was 97.0% compared to 96.3% for the same period in 2001.

TRANSPORTATION

     M/G Transport reported revenues for the third quarter of 2002 of $5.4 million compared to $8.2 million during the third quarter of 2001, a decrease of 34.4%. Pre-tax operating profits were $0.2 million during the current quarter compared to $0.3 million in the same quarter a year ago. On a year-to-date basis, revenues were $16.8 million compared to $25.8 million during the first nine months of 2001, a decrease of 34.8%. Pre-tax operating profits were break-even during the first nine months of 2002 compared to an operating profit of $1.4 million during the comparable period in 2001. The declines in revenues and operating profits during the nine-month period of 2002 were due primarily to a significant reduction in shipments from its largest revenue source. M/G Transport is in the process of evaluating its revenue sources and believes its profits, if any, will be negligible for the remainder of 2002.

         LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

CONSOLIDATED OPERATIONS

     We have certain obligations and commitments to make future payments under contracts. As of September 30, 2002 the aggregate obligations (excluding the $7.5 million of future commitments relating to barge acquisitions as discussed below) on a consolidated basis were (amounts in 000's):


                                                                                 PAYMENTS DUE BY PERIOD
                                                                                 ----------------------
                                                                          LESS THAN        2-5      AFTER 5
                                                             TOTAL         1 YEAR         YEARS      YEARS
                                                             -----         ------         -----      -----

         Long-term debt..............................       $47,533       $ 1,496       $46,037       $   --
         Other notes payable.........................        34,327        34,327            --           --
         Annual commitments under
             non-cancelable leases...................         8,981         1,718         3,003        4,260
                                                            -------       -------       -------       ------
                   Total.............................       $90,841       $37,541       $49,040       $4,260
                                                            =======       =======       =======       ======


     Other than the annual commitments under non-cancelable leases noted above, there are no other material off-balance sheet obligations or guarantees.

     Expenditures for acquisition of property plant and equipment amounted to $8.5 million for the nine months ended September 30, 2002 and $5.6 million for the nine months ended September 30, 2001. The amounts expended for the development costs capitalized in connection with the development of modernLINK(R), our proprietary information systems and web enablement initiative, amounted to $4.8 million for the first nine months of 2002. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. We are approximately 24 months into the process, which we expect to be completed over the next 24 to 36 months. The current budget for this project calls for expenditures of $6.0 to $7.0 million annually over the next 2 to 3 years. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. This system is in development and its effectiveness has not been proven. Further, significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs.

     On June 17, 2002, we announced a two-for-one stock split effective July 17, 2002. This stock split increased our common stock shares outstanding to 17.6 million shares as of September 30, 2002.

     In August 2002, we withdrew the registration statement related to a proposed secondary offering of our common stock. The proposed offering of 2,450,000 shares of common stock, covered by a registration statement filed with the Securities and Exchange Commission on July 17, included 2,000,000 shares to be offered by the Company and 450,000 shares to be offered by selling stockholders. The withdrawal of the registration statement will not have a material impact on our liquidity as we believe our current capital resources are sufficient to support our business model.

     On January 25, 2001 our Board of Directors approved an increase in the number of shares authorized under our share repurchase program from 1,000,000 shares to 2,000,000 shares on a post split basis. No shares were repurchased in the open market under our share repurchase program during the first nine months of 2002 and a total of 604,000 shares remain authorized for repurchase under terms of this authority. There were, however, certain stock repurchase transactions consummated in connection with our associate stock incentive programs during the first nine months of 2002. On April 25, 2002, our Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board's second quarterly meeting in 2004. The resolution does not require us to repurchase our shares, but rather gives management discretion to make purchases based on market conditions and our capital requirements.

     We paid dividends to our shareholders of $2.3 million during the first nine months of 2002, and $2.1 million during the first nine months of 2001.

     We expect that cash and other liquid investments, coupled with future operating cash flows and our short-term borrowing capacity, will be readily available to meet our operating cash requirements for the next 12 months.

HOLDING COMPANY OPERATIONS

     Midland and American Modern are holding companies which rely primarily on dividends and management fees from subsidiaries to assist in servicing debt, paying operating expenses and paying dividends to the respective shareholders. The payment of dividends to these holding companies from American Modern's insurance subsidiaries is restricted by state regulatory agencies. Such restrictions, however, have not had, and are not expected to have, a significant impact on our, or American Modern's, liquidity or our and American Modern's ability to meet our respective long or short-term operating, financing or capital obligations.

     Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of September 30, 2002, we had $5.3 million of commercial paper debt outstanding, $4.3 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective yield paid to all participants in this program was 1.7% as of September 30, 2002, a rate that is considered to be competitive with the market rates offered for similar instruments. As of September 30, 2002, Midland also had $67.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $29.0 million was outstanding. These lines of credit contain minimal covenants and are typically drawn and repaid over periods ranging from two weeks to three months. Additional short-term borrowing lines are available at the discretion of various lending institutions with comparable rates and terms. These short-term borrowings increased $3.0 million from $26.0 million since December 31, 2001 due primarily to transactions related to associate incentive and awards programs, the payment of dividends to our shareholders and the payment of other operating and administrative expenses. We also have a mortgage obligation related to the financing of our corporate headquarters building. As of September 30, 2002, the outstanding balance of this mortgage was $16.7 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December, 2005. The effective interest rate on this obligation is 6.9%.

INSURANCE

     American Modern generates cash inflows primarily from insurance premium, investment income, proceeds from the sale of marketable securities and maturities of debt security investments. The principal cash outflows for the insurance operations relate to the payment of claims, commissions, premium taxes, operating expenses, capital expenditures, income taxes, dividends and inter-company borrowings to us and the purchase of marketable securities. In each of the periods presented, funds generated from the insurance operating activities were used primarily to purchase investment grade marketable securities, accounting for the majority of the cash used in investing activities.

     The market value of American Modern's investment portfolio increased 3.7% from December 31, 2001, to $732.9 million at September 30, 2002. This increase in the market value of the investment portfolio was the result of the investment of cash flow from underwriting activities and the reinvestment of investment income offset by a $(6.3) million decrease in the unrealized appreciation in the market value of securities held. The decrease in the unrealized appreciation was due to a $16.7 million increase in unrealized appreciation related to the fixed income portfolio offset by a $(23.0) million decrease in the unrealized appreciation related to the equity portfolio. American Modern's largest equity holding, 2.3 million shares of U.S. Bancorp, decreased to $43.4 million as of September 30, 2002 from $48.9 million as of December 31, 2001.

     The average maturity and duration of American Modern's debt security investment portfolio as of September 30, 2002 was 5.2 years and 3.8 years, respectively, which management believes provides adequate asset/liability matching.

     American Modern has a $60.0 million long-term credit facility available on a revolving basis at various rates. As of September 30, 2002, there was $30.0 million outstanding under these facilities.

     During the first quarter of 2002, American Modern entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern's long-term credit facility has been effectively fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of September 30, 2002 was $(1.9) million and is included in Other payables and accruals.

     Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 78% of American Modern's accounts receivables relate to premium due directly from policyholders as of September 30, 2002. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures. Since December 31, 2001, American Modern's accounts receivable has increased $10.2 million to $92.9 million as of September 30, 2002 due to the continued growth in insurance premiums written. American Modern's receivable balance from its largest customer, Conseco Agency, Inc., decreased from $20.7 million as of December 31, 2001 to $14.9 million as of September 30, 2002. It has been reported that Conseco and certain of its subsidiaries have experienced significant financial problems. If American Modern were unable to collect the amounts due to it from Conseco, our financial condition and results would be negatively impacted.

     Reinsurance recoverables and prepaid reinsurance premium increased to $76.2 million at September 30, 2002 from $69.8 million at December 31, 2001. This increase was primarily due to a $12.2 million increase in ceded unearned premium offset by decreases in paid loss recoverables and ceded loss reserves since December 31, 2001. This fluctuation was due, in part, to the fact that American Modern experienced significant growth in its credit life operation, which cedes a significant portion of its gross premium to reinsurers. The increase in reinsurance recoverables and prepaid reinsurance premium is not expected to have an impact on American Modern's liquidity and capital resources.

     The increase in unearned insurance premium and insurance commissions payable since December 31, 2001 reflects the continued growth in insurance premiums written. The decrease in other payables and accruals since December 31, 2001 reflects the timing of annual incentive payments and other operating costs.

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

     The transportation subsidiaries entered into a seven-year lease in 2000 and a fifteen-year lease in 1999 for transportation equipment. Aggregate rental payments under these two operating leases over the next thirteen years will approximate $7.6 million. No other barges were leased or purchased during the first nine months of 2002. M/G Transport has committed to acquire or lease 30 new barges, which are scheduled for delivery during the second quarter of 2003 at an approximate total cost of $7.5 million. This acquisition and any future acquisitions would likely be financed through a combination of internally generated funds, external borrowings or lease transactions. As of September 30, 2002, the transportation subsidiaries had $0.9 million of collateralized equipment obligations outstanding.

                                  OTHER MATTERS

COMPREHENSIVE INCOME

     The only differences between our net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the three- and nine-month periods ended September 30, 2002 and 2001 such changes increased or (decreased), net of related income tax effects, by the following amounts (amounts in 000's):

                                                                FOR THE NINE                  FOR THE THREE
                                                                   MONTHS                         MONTHS
                                                               ENDED SEPT. 30,               ENDED SEPT. 30,
                                                          -----------------------        -----------------------
                                                             2002         2001               2002        2001
                                                             ----         ----               ----        ----
Changes in:
   Net unrealized capital gains......................      $(4,366)      $(6,582)          $(5,854)     $(2,085)
   Fair value of interest rate swap hedge............       (1,215)            -              (823)           -
                                                          ---------    ---------         ---------     ---------
       Total.........................................      $(5,581)      $(6,582)          $(6,677)     $(2,085)
                                                          =========    ==========        ==========    =========


     For the nine months ended September 30, 2002 and 2001, net unrealized gains in equity securities decreased (net of income tax effects) by $(15.1) million and $(14.4) million, respectively. For fixed income securities, the net unrealized gains increased by $10.9 million and $7.9 million, respectively, for the same time periods.

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

  Reinsurance Risks

     By reinsuring certain levels and types of insurable risk with other insurance companies, American Modern limits its exposure to losses to that portion of the insurable risk it retains. However, if the reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern regularly evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. We do not believe there is any significant concentration of credit risk arising from any single reinsurer. We expect that American Modern's reinsurers will satisfy their obligations. As of September 30, 2002, American Modern was owed $2.1 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists.

   Asset Impairment

     Our management team and Disclosure Committee meet at regular intervals and continually monitor investments and other assets that have fair values that are less than carrying amounts for signs of other-than-temporary impairment. Factors such as the amount and timing of declines in fair values, the significance of the declines, the length of time of the declines, duration of fixed-maturity securities, interest payment defaults, nature of the issuers' operations, financial condition and industry factors, among others, are considered when determining investment impairment. Invested assets and property and equipment are monitored for signs of impairment such as significant decreases in market value of assets, changes in legal factors or in the business climate, an accumulation of costs in excess of the amount originally expected to acquire or construct an asset, or other such factors indicating that the carrying amount may not be recoverable.

   Intangible Assets (Goodwill)

     As required by SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002. Based on the impairment test required by SFAS No. 142 in the quarter ended March 31, 2002, a non-recurring charge of $(1.5) million after-tax was taken against income and is reported as cumulative effect of change in accounting principle in the income statement. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a 10-year period. The year-to-date income statement through September 30, 2001 includes an after-tax expense of $(0.3) million relating to goodwill amortization. As of September 30, 2002, our remaining goodwill balance was $2.1 million and is included in Other assets.

   Special Purpose Vehicles or Off Balance Sheet Business Arrangements

     We do not utilize any special purpose financing vehicles or have any undisclosed off-balance sheet arrangements. Similarly, we hold no fair value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

NEW ACCOUNTING STANDARDS AND CHANGE IN ACCOUNTING PRINCIPLE

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" during 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, became effective January 1, 2001. American Modern's investment portfolio includes $38.5 million of convertible securities, some of which contain embedded derivatives, as of September 30, 2002. The embedded conversion options are valued separately, and the change in market value of the embedded conversion options is reported in net realized investment gains (losses). For the nine months ended September 30, 2002 and 2001, American Modern recorded pre-tax losses on these securities of $(0.6) million and $(0.3) million, respectively.

     On September 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. We were required to implement SFAS No. 141 on July 1, 2001 and this statement had no impact on our consolidated financial position, results of operations or cash flows as we have made no business acquisitions since the implementation of SFAS No. 141. We have historically accounted for business combinations under the purchase method.

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As required by SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002, however, based on the impairment test required by SFAS No. 142, a non-recurring charge of $1.5 million (after-tax) was taken against income in the quarter ended March 31, 2002, and is reported as cumulative effect of change in accounting principle in the income statement. The September 30, 2001 income statement includes an after-tax expense of $(0.3) million regarding goodwill amortization while the after-tax expense for the years 2001 and 2000 was $(0.01) per share (diluted). As of September 30, 2002, our remaining goodwill balance was $2.1 million and is included in Other assets.

     In September 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and issued in August 2001 SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We do not expect these standards to have a material effect on our consolidated financial position, results of operations or cash flows.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal" in June 2002 and SFAS No. 147 "Accounting for Certain Acquisitions of Banking or Thrift Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretations No. 9" in October 2002. The adoption of SFAS No. 145, SFAS No. 146 and SFAS No. 147 will not have a material impact on Midland's consolidated financial position or results of operations.

IMPACT OF INFLATION

     We do not consider the impact of the change in prices due to inflation to be material in the analysis of our overall operations.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk that we will incur investment losses due to adverse changes in market rates and prices. Our market risk exposures are substantially related to American Modern's investment portfolio and changes in interest rates and equity prices. Each risk is defined in more detail as follows.

     Interest rate risk is the risk that American Modern will incur economic losses due to adverse changes in interest rates. The risk arises from many of American Modern's investment activities, as American Modern invests substantial funds in interest-sensitive assets. American Modern manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures American Modern uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 3.8 year duration of American Modern's fixed income portfolio as of September 30, 2002, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $607.2 million debt security portfolio by 3.8%, or $23.1 million.

     Equity price risk is the risk that American Modern will incur economic losses due to adverse changes in a particular stock or stock index. American Modern's equity exposure consists primarily of declines in the value of its equity security holdings. As of September 30, 2002, American Modern had $125.7 million in equity holdings, including $43.4 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp's common stock would decrease the fair value of its equity portfolio by approximately $4.3 million. As of September 30, 2002, the remainder of American Modern's portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 1.04. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.4%.

     The active management of market risk is integral to American Modern's operations. American Modern has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities.

     During the first quarter of 2002, American Modern entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30 million outstanding under American Modern's long-term credit facility has been effectively fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of September 30, 2002 was a negative $(1.9) million and is included in Other payables and accruals.

                         ITEM 4. CONTROLS AND PROCEDURES

     As of a date within 90 days of the date of this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Additionally, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer determined, as of the evaluation date, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

INDEPENDENT ACCOUNTANTS' REPORT

The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP



Deloitte & Touche LLP
Cincinnati, Ohio

November 8, 2002

                           PART II. OTHER INFORMATION
                      THE MIDLAND COMPANY AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

Item 1.      LEGAL PROCEEDINGS
             None.

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
             None.

Item 3.      DEFAULTS UPON SENIOR SECURITIES
             None.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None.

Item 5.      OTHER INFORMATION
             None.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
             a) Exhibit 15 - Letter re: Unaudited Interim Financial Information.
             b) Exhibit 99.1 - Chief Executive Officer's Certification.
             c) Exhibit 99.2 - Chief Financial Officer's Certification.
             d) Reports on Form 8-K - None.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE MIDLAND COMPANY


Date    November 8, 2002             /s/John I. Von Lehman
     -------------------------     ---------------------------------------------
                                   John I. Von Lehman, Executive Vice President,
                                   Chief Financial Officer and Secretary

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

     I, John W. Hayden, the principal executive officer of The Midland Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Midland
Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002

                                       /s/John W. Hayden
                                       -----------------------------------
                                       Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

     I, John I. Von Lehman, the principal financial officer of The Midland Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Midland
Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                       /s/ John I. Von Lehman
                                       -----------------------------------------
                                       Principal Financial Officer