Form 10-K
period 2002-12-31
MIDLAND CO
filed 2003-03-13
CIK 66025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Sections 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number — 1-6026

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

     Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes  X   No

     At June 30, 2002, the aggregate market value of the voting and non-voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant at June 30, 2002 was $442,721,000 based on a closing price of $25.24 per share.

     As of March 13, 2003, 17,605,768 shares of no par value common stock were issued and outstanding.

Documents Incorporated by Reference

     Portions of the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV.

     Portions of the Registrant’s Proxy Statement dated March 13, 2003 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 10, 2003 are incorporated by reference into Part III.

THE MIDLAND COMPANY

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2002

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2003 and beyond. The forward-looking statements involve risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of Midland or its subsidiaries, changes in the business tactics or strategies of Midland, its subsidiaries or its current or anticipated business partners, the financial condition of Midland’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in Midland’s filings with the SEC, any one of which might materially affect the operations of Midland or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

ITEM 1.	Business.
Midland hereby incorporates by reference the inside cover and pages 2 through 13, 16 through 27 and 41 and 42 (Note 17) of its 2002 Annual Report to Shareholders. Midland was incorporated in Ohio in 1968 with its original predecessor company dating back to 1938. The number of persons employed by Midland was 1,011 at December 31, 2002.

Property and Casualty Loss Reserves
Midland’s consolidated financial statements include the estimated liability (reserves) for unpaid losses and loss adjustment expenses (LAE) of its property and casualty insurance subsidiaries. The liability is presented net of amounts recoverable from salvage and subrogation and includes amounts recoverable from reinsurance for which receivables are recognized.

Midland establishes reserves for losses that have been reported and certain legal expenses on the “case basis” method. Claims incurred but not reported (“IBNR”) and other adjustment expenses are estimated using statistical procedures. Salvage and subrogation recoveries are accrued using the “case basis” method for large claims and statistical procedures for smaller claims.

Midland’s objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately expected to be required to settle losses. The property and casualty divisions’ reserves aggregate its best estimates of the total ultimate cost of claims that have been incurred but have not yet been paid. The estimates are based on past claims experience and reflect current claims trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

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

The principle reason for differences between the loss and LAE liability reported in the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices (“SAP”) relates to the reporting of reinsurance recoverables as receivables for GAAP purposes and as a reduction in reserves for SAP purposes.

Changes in Loss and LAE Reserves:
Midland’s table outlining changes in loss and LAE expenses was set forth in footnote 11 on page 38 of the 2002 Annual Report and is hereby incorporated by reference herein. This table is further discussed in Management’s Discussion and Analysis on pages 24 and 25 of the 2002 Annual Report and is incorporated by reference herein.

Analysis of Loss and LAE Reserve Development
The following table presents the development of Midland’s property and casualty insurance subsidiaries estimated liability for the ten years prior to 2002. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

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

The table shows the cumulative redundancy developed with respect to the previously recorded liability for all years as of the end of 2002. For example, the 1994 reserve of $37,481,000 has been re-estimated as of year-end 2002 to be $31,228,000, indicating a redundancy of $6,253,000.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2002, the Company had paid $31,014,000 of the currently estimated $31,228,000 of losses and LAE that had been incurred as of the end of 1994; thus an estimated $214,000 of losses incurred as of the end of 1994 remain unpaid as of the current financial statement date.

In using this information, it should be noted that this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Each amount in each column includes amounts applicable to the year over the column and all prior years. For example, the amounts included in the 1994 column include amounts related to 1994 and all prior years.

The reserve development is unfavorable for 1995 and 1996 due to unfavorable loss development in our commercial liability line products. Midland decided to exit the commercial liability line in September 2001.

Analysis of Loss and Loss Adjustment Expense Development
(Amounts in 000's)

Year Ended
December 31	1992	1993	1994	1995	1996	1997

Reserve for Unpaid
Losses, Net of Reinsurance	$20,405	$27,744	$37,481	$47,712	$64,784	$81,901
Net Reserve Re-estimated as of:
One Year Later	18,425	25,668	30,134	51,483	70,014	79,781
Two Years Later	18,451	22,686	32,074	53,467	67,310	77,148
Three Years Later	16,871	21,154	31,880	52,418	66,442	76,110
Four Years Later	16,616	20,966	31,734	51,688	66,060	76,620
Five Years Later	16,505	20,688	31,155	51,087	65,674	76,359
Six Years Later	16,445	20,629	31,130	51,298	66,702
Seven Years Later	16,441	20,962	31,113	51,543
Eight Years Later	16,542	20,913	31,228
Nine Years Later	16,488	20,972
Ten Years Later	16,540
Net Cumulative
Redundancy (Deficiency)	$3,865	$6,772	$6,253	$(3,831)	$(1,918)	$5,542

Net Cumulative
Amount of Reserve Paid Through:
One Year Later	$11,730	$9,684	$19,040	$31,471	$37,307	$42,795
Two Years Later	14,397	18,445	26,471	41,785	51,461	57,677
Three Years Later	15,923	19,930	29,237	47,434	58,716	65,610
Four Years Later	16,312	20,427	30,425	49,596	61,913	69,376
Five Years Later	16,381	20,558	30,770	50,051	63,728	71,621
Six Years Later	16,420	20,598	30,846	50,685	64,363
Seven Years Later	16,435	20,953	30,971	50,886
Eight Years Later	16,542	20,968	31,014
Nine Years Later	16,540	20,972
Ten Years Later	16,540
Net Reserve — December 31			$37,481	$47,712	$64,784	$81,901
Reinsurance Recoverables			14,597	13,785	24,208	26,433

Gross Reserve-December 31			$52,078	$61,497	$88,992	$108,334

Net Re-estimated Reserve			$31,228	$51,543	$66,702	$76,359
Re-estimated Reinsurance			$12,162	$14,892	$24,925	$24,644

Gross Re-estimated Reserve			$43,390	$66,435	$91,627	$101,003

Gross Cumulative Redundancy (Deficiency)			$8,688	$(4,938)	$(2,635)	$7,331

[Additional columns below]

[Continued from above table, first column(s) repeated]

Year Ended
December 31	1998	1999	2000	2001	2002

Reserve for Unpaid
Losses, Net of Reinsurance	$88,267	$89,325	$95,022	$102,858	$115,584
Net Reserve Re-estimated as of:
One Year Later	78,089	82,373	90,843	94,487
Two Years Later	77,774	80,928	90,613
Three Years Later	76,477	80,620
Four Years Later	76,833
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later
Net Cumulative
Redundancy (Deficiency)	$11,434	$8,705	$4,409	$8,371

Net Cumulative
Amount of Reserve Paid Through:
One Year Later	$40,785	$43,532	$52,634	$54,160
Two Years Later	55,959	57,381	66,936
Three Years Later	63,511	65,654
Four Years Later	67,707
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later
Net Reserve — December 31	$88,267	$89,325	$95,022	$102,858	$115,584
Reinsurance Recoverables	20,430	24,114	16,720	19,309	16,119

Gross Reserve-December 31	$108,697	$113,439	$111,742	$122,167	$131,703

Net Re-estimated Reserve	$76,833	$80,620	$90,613	$94,487
Re-estimated Reinsurance	$17,784	$21,764	$15,944	$17,738

Gross Re-estimated Reserve	$94,617	$102,384	$106,557	$112,225

Gross Cumulative Redundancy (Deficiency)	$14,080	$11,055	$5,185	$9,942

Seasonality and Reinsurance
Incurred losses, and thus the results of operations, for Midland are dependent in some respect on seasonal weather patterns. In addition, during 2002, growth in our motorcycle product was more significant in respect to the growth in our premium volume, as motorcycle gross written premium increased 52.5% from 2001 levels to $60.4 million. The growth in motorcycle increases the seasonality of our product mix as non-catastrophe losses are expected to be higher in the second and third quarters due to more frequent use of motorcycles.

Midland attempts to mitigate its risk to such unpredictable weather patterns by diversifying the geographic areas covered and by reinsuring certain levels of risk with other insurance companies. By reinsuring certain levels and types of insurable risk with other insurance companies, Midland limits its exposure to losses to that portion of the insurable risk it retains. However, failure of the reinsurer to honor their obligation could result in losses to Midland, as the reinsurance contracts do not relieve Midland of its obligations to policyholders. Midland continually evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies and does not believe it holds any significant concentration of credit risk arising from any single reinsurer or any similar geographic region, activity or economic characteristic associated with its reinsurers. Midland fully expects its reinsurers to honor their obligations. As of December 31, 2002 Midland is owed $4.9 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists. Midland has not experienced any significant uncollectible reinsurance amounts or coverage disputes with its reinsurers historically and the composition of its reinsurers has not changed significantly in recent years.

Significant Customer
As indicated in Industry Segments, Note 17 to Midland’s 2002 consolidated financial statements, in 2002 and 2001, revenues (earned premiums net of amounts ultimately ceded to reinsurers) received for sales through one customer, Conseco Agency, Inc., amounted to $78,643,000 and $80,674,000, respectively. The receivable balance for American Modern Insurance Group, a wholly owned subsidiary of Midland, from its largest customer, Conseco Agency, Inc., decreased from $20.7 million as of December 31, 2001 to $11.1 million as of December 31, 2002. Conseco Agency filed for Chapter 11 bankruptcy on January 31, 2003, following the Chapter 11 filing of its’ parent company on December 18, 2002. The Conseco Agency receivable is current at December 31, 2002. While we anticipate collection of the entire amount that is owed, it is possible that American Modern might not collect the full amount. If that happened, it could negatively impact our financial condition and results.

American Modern’s receivable balance from Conseco Agency is secured by a pledge of the Agency’s expirations and renewals on American Modern’s in-force policies written through Conseco Agency. On February 3, 2003, the bankruptcy judge in the Conseco Agency Chapter 11 proceedings approved a motion filed by Conseco Agency seeking authority to continue doing business with American Modern, and with Conseco’s other insurance partners, on a business as usual basis.

Various suitors have expressed an interest in Conseco. As of February 28, 2003, the most likely scenarios involved either a sale of Conseco Agency as a going concern under section 363 of the Bankruptcy Code, or a recapitalization of the Agency’s parent under a Plan of Reorganization. Since we do not yet know what will transpire, we cannot be certain of the future course of American Modern’s business relationship with Conseco Agency. However, American Modern’s management believes that the company is well positioned to continue its business relationship with Conseco Agency, and/or its successors, regardless of what may happen in Conseco’s Chapter 11 proceedings.

Website Address Midland’s website address is www.midlandcompany.com. Midland’s annual, quarterly and other periodic filings are available on or through this website.

ITEM 2.	Properties.
Midland owns its 275,000 square foot principal offices located in Amelia, Ohio. Midland’s insurance subsidiaries lease office space in Montgomery, Alabama, Atlanta, Georgia, St. Louis, Missouri, Grand Rapids, Michigan and West Des Moines, Iowa. Midland’s transportation subsidiaries lease offices in Metairie, Louisiana.

ITEM 3.	Legal Proceedings. None.

ITEM 4.	Submission of Matters to a Vote of Security Holders. None during the fourth quarter.

PART II

ITEM 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters.
Incorporated by reference to pages 41 (Note 16) and 44 of Midland’s 2002 Annual Report to Shareholders. The number of holders of Midland’s common stock at December 31, 2002 was approximately 2,100. Midland’s common stock is registered on the NASDAQ National Market (MLAN). The table required by Regulation S-K Item 201(d) which appears under Item 12 is hereby incorporated by reference.

ITEM 6.	Selected Financial Data. Incorporated by reference to “Six Year Financial Summary Data” on pages 14 and 15 of Midland’s 2002 Annual Report to Shareholders.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. Incorporated by reference to pages 16 through 27 of Midland’s 2002 Annual Report to Shareholders.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
Incorporated by reference to “Market Risk” section of Management’s Discussion and Analysis of Financial Conditions and Results from Operations on page 27 of Midland’s 2002 Annual Report to Shareholders.

ITEM 8.	Financial Statements and Supplementary Data. Incorporated by reference to pages 28 through 44 of Midland’s 2002 Annual Report to Shareholders.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures. None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant. Incorporated by reference to Midland’s Proxy Statement dated March 13, 2003.

ITEM 11.	Executive Compensation. Incorporated by reference to Midland’s Proxy Statement dated March 13, 2003.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to Midland’s Proxy Statement dated March 13, 2003.

Equity Compensation Plan Information:

Plan category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding options,	for future issuance
	outstanding options,	warrant and rights	under equity
	warrants and rights		compensation plans
(excluding securities
reflected in column

Equity compensation plans approved by security holders	877,000 (a)	$14.85	2,300,000

Equity compensation plans not approved by security holders	—	—	—

Total	877,000	$14.85	2,300,000

(a)	In addition to 877,000 outstanding options, the Company has 203,000 shares of restricted stock outstanding at December 31, 2002 and may issue a maximum of 249,000 performance shares over the next three years.

ITEM 13.	Certain Relationships and Related Transactions. Incorporated by reference to Midland’s Proxy Statement dated March 13, 2003.

ITEM 14.	Controls and Procedures.
As of a date within 90 days of the date of this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer determined, as of the evaluation date, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Financial Statements.

Incorporated by reference in Part II of this report:
Independent Auditors’ Report.
Consolidated Balance Sheets, December 31, 2002 and 2001.
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.
Notes to Consolidated Financial Statements.

(a) 2.	Financial Statement Schedules.

(a) 3.	Exhibits.

3.1	Articles of Incorporation — Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.2	Code of Regulations (Amended and Restated) — Filed as Exhibit 3(ii) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.1	The Midland Company 2002 Employee Incentive Stock Plan (Amended and Restated)* — Incorporated by Reference to Registrant’s Proxy Statement dated March 12, 2002

10.2	The Midland Company 2002 Restricted Stock and Stock Option Plan for Non-Employee Directors — Incorporated by Reference to the Registrant’s Proxy Statement dated March 12, 2002.

10.3
The Midland Company 1992 Employee Incentive Stock Plan (Amended and Restated)* — Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

Page

10.4	Annual Incentive Plan* — Filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.5	Consulting Agreements with J. P. Hayden, Jr., Michael J. Conaton, John R. LaBar and Robert W. Hayden — Filed as Exhibits 10.4(a)*, 10.4(b)*, 10.4(c)* and 10.4(d)* to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.6	Employee Retention Agreements with Joseph P. Hayden III, John W. Hayden, John I. Von Lehman and Paul T. Brizzolara — Filed as Exhibits 10.5(a)*, 10.5(b)*, 10.5(c)* and 10.5(d)* to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.7	The Midland Guardian Co. Salaried Employees 401(k) Savings Plan, The Midland Company 2000 Associate Discount Stock Purchase Plan and The Midland Company Stock Option Plan for Non-Employee Directors — Incorporated by Reference to Registrant’s Registration Statement No. 333-40560 on Form S-8.

10.8	The Midland Company Dividend Reinvestment Plan — Incorporated by Reference to Registrant’s Registration Statement No. 033-64821 on Form S-3.

10.9	The Midland Company Non-Employee Director Deferred Compensation Plan, The Midland Company Supplemental Retirement Plan*, Midland-Guardian Co. Salaried Employees’ Non-Qualified Savings Plan*, Midland-Guardian Co. Non-Qualified Self-Directed Retirement Plan*, The Midland Company Stock Option Plan for Non-Employee Directors as Amended January 2000 filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

13.	2002 Annual Report to Shareholders filed herewith.

21.	Subsidiaries of the Registrant	27

23.	Independent Auditors’ Consent — Included in Consent and Report on Schedules referred to under Item 15(a)2 above.

99.1	Chief Executive Officer’s Certification	28

99.2	Chief Financial Officer’s Certification * Management Compensatory Plan or Arrangement	29

(b)	Reports on Form 8-K — Midland filed a report on Form 8-K dated December 3, 2002 to provide slides that management planned to present at an investor conference including reports on direct and assumed premiums by product and distribution channel and information related to its investment portfolio, in accordance with Item 9 of Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               THE MIDLAND COMPANY

Signature	Title	Date

/s/ J. P. Hayden III (J. P. Hayden III)	Chairman of the Board and Chief Operating Officer	March 13, 2003

/s/ John W. Hayden (John W. Hayden)	President and Chief Executive Officer	March 13, 2003

/s/ John I. Von Lehman (John I. Von Lehman)	Executive Vice President, Chief Financial and Accounting Officer and Secretary	March 13, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE MIDLAND COMPANY

Signature	Title	Date

/S/ James E. Bushman (James E. Bushman)	Director	March 13, 2003

/S/ James H. Carey (James H. Carey)	Director	March 13, 2003

/S/ Michael J. Conaton (Michael J. Conaton)	Director	March 13, 2003

/S/ Jerry A. Grundhofer (Jerry A. Grundhofer)	Director	March 13, 2003

/S/ J. P. Hayden, Jr. (J. P. Hayden, Jr.)	Chairman of the Executive Committee of the Board and Director	March 13, 2003

/S/ J. P. Hayden, III (J. P. Hayden, III)	Chairman of the Board, Chief Operating Officer and Director	March 13, 2003

/S/ John W. Hayden (John W. Hayden)	President, Chief Executive Officer and Director	March 13, 2003

/S/ Robert W. Hayden (Robert W. Hayden)	Director	March 13, 2003

/S/ William T. Hayden (William T. Hayden)	Director	March 13, 2003

/S/ William J. Keating, Jr. (William J. Keating, Jr.)	Director	March 13, 2003

/S/ John R. LaBar (John R. LaBar)	Director	March 13, 2003

/S/ Richard M. Norman (Richard M. Norman)	Director	March 13, 2003

/S/ David B. O’Maley (David B. O’Maley)	Director	March 13, 2003

/S/ John M. O’Mara (John M. O’Mara)	Director	March 13, 2003

/S/ Glenn E. Schembechler (Glenn E. Schembechler)	Director	March 13, 2003

/S/ Francis Marie Thrailkill, OSU Ed.D. (Francis Marie Thrailkill, OSU Ed.D.)	Director	March 13, 2003

/S/ John I. Von Lehman (John I. Von Lehman)	Executive Vice President, Chief Financial and Accounting Officer, Secretary and Director	March 13, 2003

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

     I, John W. Hayden, the principal executive officer of The Midland Company, certify that:

     1.     I have reviewed this annual report on Form 10-K of The Midland Company;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/John W. Hayden Principal Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

     I, John I. Von Lehman, the principal financial officer of The Midland Company, certify that:

     1.     I have reviewed this annual report on Form 10-K of The Midland Company;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/John I. Von Lehman Principal Financial Officer

INDEPENDENT AUDITORS’ CONSENT AND REPORT ON SCHEDULES

To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statements No. 33-64821 on Form S-3 and Nos. 33-48511, 333-40560 and 333-101390 on Form S-8 of The Midland Company of our report dated February 6, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”), incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 2002.

Our audits of the consolidated financial statements referred to in our aforementioned report also included the financial statement schedules of The Midland Company and its subsidiaries, listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

March 13, 2003
Cincinnati, Ohio

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule I — Summary of Investments
Other than Investments in Related Parties
December 31, 2002

Column A	Column B	Column C	Column D

			Amount at
			Which Shown
			in the Balance
Type of Investment	Cost	Value	Sheet

Fixed maturity securities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$45,697,000	$49,085,000	$49,085,000
States, municipalities and political subdivisions	162,923,000	174,128,000	174,127,000
Mortgage-backed securities	97,055,000	102,203,000	102,203,000
Foreign governments	—	—	—
Public utilities	5,845,000	6,049,000	6,049,000
All other corporate bonds	173,104,000	181,311,000	181,312,000

Total	484,624,000	512,776,000	512,776,000

Equity securities, available-for-sale:
Common stocks:
Public utilities	1,158,000	1,002,000	1,002,000
Banks, trusts and insurance companies	11,435,000	61,240,000	61,240,000
Industrial, miscellaneous and all other	43,038,000	41,087,000	41,087,000
Imbedded derivatives	888,000	888,000	888,000
Nonredeemable preferred stocks	33,985,000	33,886,000	33,886,000

Total	90,504,000	138,103,000	138,103,000

Accrued interest and dividends	7,902,000	XXXXXXX	7,902,000

Mortgage loans on real estate	7,639,000	XXXXXXX	7,639,000

Short-term investments	73,338,000	XXXXXXX	73,338,000

Total Investments	$664,007,000	XXXXXXX	$739,758,000

THE MIDLAND COMPANY (Parent Only)

Schedule II — Condensed Financial Information of Registrant
Condensed Balance Sheet Information
December 31, 2002 and 2001

ASSETS	2002	2001

Cash	$137,000	$98,000

Marketable Securities Available for Sale (at market value):
Debt Securities (cost, $274,000 in 2002 and $175,000 in 2001)	274,000	175,000
Equity (cost, $363,000 in 2002 and $338,000 in 2001)	2,729,000	2,691,000

Total	3,003,000	2,866,000

Receivables — Net	15,061,000	10,851,000

Intercompany Receivables	—	1,098,000

Property, Plant and Equipment (at cost):	37,492,000	37,457,000
Less Accumulated Depreciation	11,121,000	10,229,000

Net	26,371,000	27,228,000

Other Assets	7,717,000	7,643,000

Investments in Subsidiaries (at equity)	319,514,000	298,482,000

Total Assets	$371,803,000	$348,266,000

THE MIDLAND COMPANY (Parent Only)

Schedule II — Condensed Financial Information of Registrant
Condensed Balance Sheet Information
December 31, 2002 and 2001

LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

Notes Payable Within One Year:
Banks (including current portion of long-term debt)	$39,810,000	$26,756,000
Commercial Paper	4,238,000	9,522,000

Total	44,048,000	36,278,000

Other Payables and Accruals	2,525,000	3,649,000

Intercompany Payables	669,000	—

Long — Term Debt	15,653,000	16,463,000

Shareholders’ Equity:
Common Stock — No Par (issued and outstanding:
17,566,000 shares at December 31, 2002 and 17,660,000 shares at December 31, 2001 after deducting treasury stock of 4,290,000 shares and 4,196,000 shares, respectively)	911,000	911,000
Additional Paid — in Capital	22,516,000	20,386,000
Retained Earnings	279,826,000	264,057,000
Accumulated Other Comprehensive Income	47,573,000	45,875,000
Treasury Stock (at cost)	(41,605,000)	(38,698,000)
Unvested Restricted Stock Awards	(313,000)	(655,000)

Total	308,908,000	291,876,000

Total Liabilities and Shareholders’ Equity	$371,803,000	$348,266,000

THE MIDLAND COMPANY (Parent Only)

Schedule II — Condensed Financial Information of Registrant
Condensed Statements of Income Information
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Revenues:
Dividends from Subsidiaries	$—	$298,000	$13,529,000
All Other Income, Primarily Charges to Subsidiaries	5,953,000	5,992,000	6,317,000

Total Revenues	5,953,000	6,290,000	19,846,000

Expenses:
Interest Expense	2,410,000	3,446,000	3,745,000
Depreciation and Amortization	1,125,000	1,749,000	2,458,000
All Other Expenses	3,275,000	2,626,000	2,975,000

Total Expenses	6,810,000	7,821,000	9,178,000

Income (Loss) Before Federal Income Tax	(857,000)	(1,531,000)	10,668,000
Provision (Credit) for Federal Income Tax	(340,000)	(695,000)	(1,053,000)

Income (Loss) Before Change in
Undistributed Income of Subsidiaries	(517,000)	(836,000)	11,721,000
Change in Undistributed Income of Subsidiaries	19,358,000	28,058,000	23,742,000

Net Income	$18,841,000	$27,222,000	$35,463,000

THE MIDLAND COMPANY (Parent Only)

Schedule II — Condensed Financial Information of Registrant
Condensed Statements of Cash Flows Information
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$18,841,000	$27,222,000	$35,463,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in undistributed income of subsidiaries	(19,358,000)	(28,058,000)	(23,742,000)
Decrease (Increase) in receivables	(2,640,000)	6,162,000	(4,631,000)
Decrease in other payables and accruals	(1,195,000)	(247,000)	(2,723,000)
Depreciation and amortization	1,125,000	1,749,000	2,458,000
Increase in other assets	(74,000)	(1,072,000)	(1,013,000)
Other — net	—	68,000	2,000

Net Cash Provided by (Used in) Operating Activities	(3,301,000)	5,824,000	5,814,000

Cash Flows from Investing Activities:
Change in investments (excluding unrealized appreciation/depreciation)	(100,000)	159,000	(232,000)
Acquisition of property, plant and equipment	(69,000)	(208,000)	(259,000)
Sale of property, plant and equipment — net	13,000	40,000	24,000

Net Cash Used in
Investing Activities	(156,000)	(9,000)	(467,000)

Cash Flows from Financing Activities:
Increase (decrease) in short — term borrowings	7,716,000	(9,498,000)	19,470,000
Purchase of treasury stock	(3,893,000)	(10,900,000)	(15,432,000)
Dividends paid	(3,014,000)	(2,818,000)	(2,747,000)
Net change in intercompany accounts	1,767,000	15,804,000	(6,489,000)
Issuance of treasury stock	1,676,000	2,333,000	1,068,000
Decrease in long-term debt	(756,000)	(706,000)	(1,297,000)

Net Cash Provided by (Used in) Financing Activities	3,496,000	(5,785,000)	(5,427,000)

Net Increase (Decrease) in Cash	39,000	30,000	(80,000)
Cash at Beginning of Year	98,000	68,000	148,000

Cash at End of Year	$137,000	$98,000	$68,000

THE MIDLAND COMPANY (Parent Only)

Schedule II — Condensed Financial Information of Registrant
Notes to Condensed Financial Information
For the Years Ended December 31, 2002 and 2001

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant’s 2002 Annual Report to Shareholders.

Total debt of the Registrant (parent only) consists of the following:

	DECEMBER 31,

	2002	2001

Short — Term Bank Borrowings	$39,000,000	$26,000,000
Commercial Paper	4,238,000	9,522,000
Mortgage Notes:
6.83% — Due December 20, 2005	16,463,000	17,219,000

Total Debt	$59,701,000	$52,741,000

See Notes 7 and 8 to the consolidated financial statements included in the 2002 Annual Report to Shareholders for further information on the Company’s outstanding debt at December 31, 2002.

The amount of debt that becomes due during each of the next three years is as follows: 2003 — $44,048,000; 2004 — $865,000; 2005 — remainder of $14,788,000.

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule III — Supplementary Insurance Information
For the Years Ended December 31, 2002, 2001 and 2000
(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F

		Future
		Policy
	Deferred	Benefits,		Other Policy
	Policy	Losses,		Claims and
	Acquisition	Claims and	Unearned	Benefits	Premium
	Cost	Loss Expenses	Premiums	Payable	Revenue

2002
Manufactured Housing	$57,236		$198,048		$325,335
Other Insurance	39,160		208,263		252,333
Unallocated Amounts		$164,717
Inter-segment Elimination

Total	$96,396	$164,717	$406,311	$—	$577,668

2001
Manufactured Housing	$70,976		$233,180		$318,298
Other Insurance	29,809		170,675		189,935
Unallocated Amounts		$148,674
Inter-segment Elimination

Total	$100,785	$148,674	$403,855	$—	$508,233

2000
Manufactured Housing	$67,026		$228,665		$309,943
Other Insurance	24,548		128,520		146,177
Unallocated Amounts		$135,887
Inter-segment Elimination

Total	$91,574	$135,887	$357,185	$—	$456,120

1999
Manufactured Housing	$60,112		$215,437		$283,332
Other Insurance	25,056		97,401		117,659
Unallocated Amounts		133,713
Inter-segment Elimination

Total	$85,168	$133,713	$312,838	$—	$400,991

1998
Manufactured Housing	$44,317		$192,323		$258,638
Other Insurance	19,645		62,792		116,840
Unallocated Amounts		125,496
Inter-segment Elimination

Total	$63,962	$125,496	$255,115	$—	$375,478

[Additional columns below]

[Continued from above table, first column(s) repeated]

Column A	Column G	Column H	Column I	Column J	Column K

		Benefits,	Amortization of
	Net	Claims, Losses	Deferred Policy	Other
	Investment	and Settlement	Acquisition	Operating	Premiums
	Income (1)	Expenses	Costs	Expenses (1)	Written

2002
Manufactured Housing	$19,457	$185,421	$94,385	$43,939	$290,204
Other Insurance	15,803	155,594	75,092	29,520	272,924	(2)
Unallocated Amounts	485
Inter-segment Elimination	(290)

Total	$35,455	$341,015	$169,477	$73,459	$563,128

2001
Manufactured Housing	$20,562	$176,699	$92,968	$39,435	$322,818
Other Insurance	14,042	115,489	52,809	33,887	206,923	(2)
Unallocated Amounts	7
Inter-segment Elimination	(809)

Total	$33,802	$292,188	$145,777	$73,322	$529,741

2000
Manufactured Housing	$20,787	$156,517	$94,940	$41,684	$323,165
Other Insurance	11,272	84,163	42,113	29,071	155,803	(2)
Unallocated Amounts	25
Inter-segment Elimination	(1,310)

Total	$30,774	$240,680	$137,053	$70,755	$478,968

1999
Manufactured Housing	$15,526	$133,436	$82,302	$40,079	$306,446
Other Insurance	10,631	70,929	31,910	26,462	137,049	(2)
Unallocated Amounts	19
Inter-segment Elimination	(884)

Total	$25,292	$204,365	$114,212	$66,541	$443,495

1998
Manufactured Housing	$14,875	$137,483	$71,288	$33,133	$283,020
Other Insurance	9,923	72,532	31,881	21,176	110,987	(2)
Unallocated Amounts	34
Inter-segment Elimination	(924)

Total	$23,908	$210,015	$103,169	$54,309	$394,007

Notes to Schedule III:

(1)	Net investment income is allocated to insurance segments based upon a combination of premium cash flow and equity data. Other operating expenses include expenses directly related to the segments and expenses allocated to the segments based on historical usage factors.

(2)	Includes other property and casualty insurance and accident and health insurance from the Life insurance subsidiaries ($1,613, $6,636 and $7,632 for 2002, 2001 and 2000, respectively).

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule IV — Reinsurance
For the Years Ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C	Column D	Column E	Column F

		Ceded to	Assumed		Percentage of
	Gross	Other	from Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net

2002
Life Insurance in Force	$1,139,383,000	$741,828,000	$82,619,000	$480,174,000	17.2%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$31,245,000	$19,869,000	$616,000	$11,992,000	5.1%
Property & Liability Insurance	516,532,000	33,218,000	82,362,000	565,676,000	14.6%

Total Premiums	$547,777,000	$53,087,000	$82,978,000	$577,668,000	14.4%

2001
Life Insurance in Force	$942,494,000	$601,866,000	$79,697,000	$420,325,000	19.0%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$23,968,000	$14,104,000	$1,150,000	$11,014,000	10.4%
Property & Liability Insurance	455,253,000	28,462,000	70,428,000	497,219,000	14.2%

Total Premiums	$479,221,000	$42,566,000	$71,578,000	$508,233,000	14.1%

2000
Life Insurance in Force	$731,201,000	$415,567,000	$55,023,000	$370,657,000	14.8%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$20,694,000	$11,403,000	$1,330,000	$10,621,000	12.5%
Property & Liability Insurance	434,565,000	30,766,000	41,700,000	445,499,000	9.4%

Total Premiums	$455,259,000	$42,169,000	$43,030,000	$456,120,000	9.4%

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule V — Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000

		ADDITIONS
		CHARGED
	BALANCE AT	(CREDITED) TO			BALANCE
	BEGINNING	COSTS AND	DEDUCTIONS		AT END
DESCRIPTION	OF PERIOD	EXPENSES	(ADDITIONS)		OF PERIOD

YEAR ENDED DECEMBER 31, 2002:
Allowance For Bad Debt	$826,000	$50,162	$50,162	(1)	$826,000
YEAR ENDED DECEMBER 31, 2001:
Allowance For Bad Debt	$826,000	$96,000	$96,000	(1)	$826,000
YEAR ENDED DECEMBER 31, 2000:
Allowance For Bad Debt	$807,000	$84,000	$65,000	(1)	$826,000

NOTES:

(1) Accounts written off are net of recoveries.

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule VI — Supplemental Information Concerning Property-Casualty Insurance Operations
For the Years Ended December 31, 2002, 2001 and 2000
(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F	Column G

		Reserves for
	Deferred	Unpaid Claims	Discount,
Affiliation	Policy	and Claim	if any,			Net
with	Acquisition	Adjustment	Deducted in	Unearned	Earned	Investment
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income

Consolidated Property-Casualty Subsidiaries
2002	$88,030	$154,099	$—	$333,810	$565,676	$31,883

2001	$91,098	$140,777	$—	$340,505	$497,219	$31,380

2000	$82,575	$129,596	$—	$308,282	$445,499	$28,589

[Additional columns below]

[Continued from above table, first column(s) repeated]

Column A	Column H		Column I	Column J	Column K

	Claims and
	Claim
	Adjustment
	Expenses
	Incurred		Amortization
	Related to		of Deferred	Paid Claims
Affiliation			Policy	and Claim
with	Current	Prior	Acquisition	Adjustment	Premiums
Registrant	Year	Years	Costs	Expenses	Written

Consolidated Property-Casualty Subsidiaries
2002	$343,600	$(8,371)	$165,195	$322,503	$561,515

2001	$291,502	$(4,179)	$142,983	$279,487	$523,105

2000	$242,689	$(6,952)	$130,275	$230,040	$471,336

Note: Certain amounts above will not agree with Schedule III because other insurance amounts in Schedule III include life and accident and health insurance.