Form 10-Q
period 2003-03-31
MIDLAND CO
filed 2003-05-13
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-6026

The Midland Company

(Exact name of registrant as specified in its charter)

Ohio	31-0742526

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

7000 Midland Boulevard, Amelia, Ohio 45102-2607

(Address of principal executive offices)
(Zip Code)

(513) 943-7100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ . No .

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ . No .

     The number of common shares outstanding as of April 17, 2003 was 17,623,592.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
Amounts in 000’s

	(Unaudited)
	March 31,	Dec. 31,
ASSETS	2003	2002

MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $563,309 at March 31, 2003 and $572,768 at December 31, 2002)	$591,952	$600,920
Equity (cost, $87,547 at March 31, 2003 and $91,239 at December 31, 2002)	131,061	138,838

Total	723,013	739,758

CASH	7,579	5,975

ACCOUNTS RECEIVABLE — NET	87,361	91,633

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	72,258	76,626

PROPERTY, PLANT AND EQUIPMENT — NET	60,468	61,510

DEFERRED INSURANCE POLICY ACQUISITION COSTS	90,942	96,396

OTHER ASSETS	18,234	18,776

TOTAL ASSETS	$1,059,855	$1,090,674

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
Amounts in 000’s

	(Unaudited)
	March 31,	Dec. 31,
LIABILITIES & SHAREHOLDERS' EQUITY	2003	2002

UNEARNED INSURANCE PREMIUMS	$386,690	$406,311

INSURANCE LOSS RESERVES	161,405	164,717

INSURANCE COMMISSIONS PAYABLE	30,247	30,654

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	4,103	2,977

LONG-TERM DEBT	46,787	47,163

OTHER NOTES PAYABLE:
Banks	25,000	39,000
Commercial paper	4,240	4,238

Total	29,240	43,238

DEFERRED FEDERAL INCOME TAX	34,381	35,642

OTHER PAYABLES AND ACCRUALS	50,598	51,064

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 17,609 shares at March 31, 2003 and 17,566 shares at December 31, 2002 after deducting treasury stock of 4,247 shares and 4,290 shares, respectively)	911	911
Additional paid-in capital	22,838	22,516
Retained earnings	289,039	279,826
Accumulated other comprehensive income	45,211	47,573
Treasury stock — at cost	(41,353)	(41,605)
Unvested restricted stock awards	(242)	(313)

Total	316,404	308,908

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,059,855	$1,090,674

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
Amounts in 000’s except per share data

	2003	2002

REVENUES:
Insurance:
Premiums earned	$153,278	$136,470
Net investment income	8,395	8,706
Net realized investment gains (losses)	(1,763)	(301)
Other insurance income	1,578	1,624
Transportation	5,845	5,881
Other	62	152

Total	167,395	152,532

COSTS AND EXPENSES:
Insurance:
Losses and loss adjustment expenses	78,647	69,623
Commissions and other policy acquisition costs	47,805	41,922
Operating and administrative expenses	19,770	20,819
Transportation operating expenses	5,805	6,231
Interest expense	939	784
Other operating and administrative expenses	325	236

Total	153,291	139,615

INCOME BEFORE FEDERAL INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	14,104	12,917
PROVISION FOR FEDERAL INCOME TAX	4,055	3,597

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	10,049	9,320
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(1,463)

NET INCOME	$10,049	$7,857

BASIC EARNINGS PER SHARE OF COMMON STOCK:
Income before cumulative effect of change in accounting principle	$0.58	$0.54
Cumulative effect of change in accounting principle	—	(0.08)

Total	$0.58	$0.46

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Income before cumulative effect of change in accounting principle	$0.56	$0.52
Cumulative effect of change in accounting principle	—	(0.08)

Total	$0.56	$0.44

CASH DIVIDENDS PER SHARE OF COMMON STOCK — DECLARED	$.04750	$.04375

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)
Amounts in 000’s

				Accumulated		Unvested
		Additional		Other Com-		Restricted		Compre-
	Common	Paid-In	Retained	prehensive	Treasury	Stock		hensive
	Stock	Capital	Earnings	Income	Stock	Awards	Total	Income

BALANCE, DECEMBER 31, 2001	$911	$20,386	$264,057	$45,875	$(38,698)	$(655)	$291,876
Comprehensive income:
Net income			7,857				7,857	$7,857
Increase in unrealized gain on marketable securities, net of related income tax effect of $238				390			390	390
Other, net of federal income tax of $86				160			160	160

Total comprehensive income								$8,407

Purchase of treasury stock					(3,290)		(3,290)
Issuance of treasury stock for options exercised and employee savings plan		63			290		353
Cash dividends declared			(767)				(767)
Federal income tax benefit related to the exercise or granting of stock awards		1,473					1,473
Amortization and cancellation of unvested restricted stock awards		(2)			(5)	78	71

BALANCE, MARCH 31, 2002	$911	$21,920	$271,147	$46,425	$(41,703)	$(577)	$298,123

BALANCE, DECEMBER 31, 2002	$911	$22,516	$279,826	$47,573	$(41,605)	$(313)	$308,908
Comprehensive income:
Net income			10,049				10,049	$10,049
Decrease in unrealized gain on marketable securities, net of related income tax effect of $1,251				(2,343)			(2,343)	(2,343)
Other, net of federal income tax of $10				(19)			(19)	(19)

Total comprehensive income								$7,687

Purchase of treasury stock					(380)		(380)
Issuance of treasury stock for options exercised and employee savings plan		322			632		954
Cash dividends declared			(836)				(836)
Amortization and cancellation of unvested restricted stock awards						71	71

BALANCE, MARCH 31, 2003	$911	$22,838	$289,039	$45,211	$(41,353)	$(242)	$316,404

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE-MONTHS ENDED MARCH 31, 2003 AND 2002
Amount in 000’s

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,049	$7,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,144	2,087
Cumulative effect of change in accounting for goodwill	—	2,251
Net realized investment losses (gains)	862	(145)
Decrease in unearned insurance premiums	(19,621)	(5,064)
Decrease in deferred insurance policy acquisition costs	5,454	3,292
Decrease (increase) in reinsurance recoverables and prepaid reinsurance premiums	4,368	(6)
Decrease in net accounts receivable	4,272	1,699
Decrease in insurance loss reserves	(3,312)	(1,809)
Increase (decrease) in funds held under reinsurance agreements and reinsurance payables	1,126	(4,065)
Decrease in other accounts payable and accruals	(565)	(8,253)
Decrease in other assets	542	546
Decrease in insurance commissions payable	(407)	(1,633)
Other-net	1,333	(455)

Net cash provided by (used in) operating activities	6,245	(3,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(142,072)	(109,237)
Sale of marketable securities	79,286	70,614
Increase in cash equivalent marketable securities	46,707	27,687
Maturity of marketable securities	27,045	10,048
Acquisition of property, plant and equipment	(1,079)	(3,293)
Proceeds from sale of property, plant and equipment	39	18

Net cash provided by (used in) investing activities	9,926	(4,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in net short-term borrowings	(13,998)	6,161
Issuance of treasury stock	954	353
Dividends paid	(767)	(711)
Purchase of treasury stock	(380)	(3,290)
Repayment of long-term debt	(376)	(363)

Net cash provided by (used in) financing activities	(14,567)	2,150

NET INCREASE (DECREASE) IN CASH	1,604	(5,711)
CASH AT BEGINNING OF PERIOD	5,975	11,286

CASH AT END OF PERIOD	$7,579	$5,575

INTEREST PAID	$897	$790
INCOME TAXES PAID	$—	$500

See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2002 has been derived from the audited consolidated financial statements of Midland. Revenue and operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in Midland’s Annual Report on Form 10-K.

2. TWO-FOR-ONE STOCK SPLIT

On June 17, 2002, Midland announced a two-for-one stock split effective July 17, 2002 for holders of record on July 8, 2002. Accordingly, data related to Midland’s common stock (number of shares, average shares outstanding, earnings per share and dividends per share) have been adjusted for the prior period to reflect the impact of this stock split.

3. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS

Three months ended March 31:
2003	17,387	17,829

2002	17,275	17,838

4. INCOME TAXES

The federal income tax provisions for the three-month periods ended March 31, 2003 and 2002 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	2003	2002

Federal income tax at statutory rate	$4,937	$4,521
Tax effect of:
Tax exempt interest and excludable dividend income	(909)	(1,010)
Other — net	27	86

Provision for federal income tax	$4,055	$3,597

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

5. SEGMENT DISCLOSURES

Since the Company’s annual report for 2002, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2003 and 2002 is as follows (000’s):

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

		Revenues-			Revenues-
	Total	External	Pre-Tax	Total	External	Pre-Tax
	Assets	Customers	Income	Assets	Customers	Income

Reportable Segments:
Insurance:
Manufactured housing	n/a	$82,375	$15,592	n/a	$80,763	$10,134
Other	n/a	72,481	1,266	n/a	57,331	4,287
Unallocated	$1,011,745	—	(2,077)	$987,811	—	(484)
Transportation	22,737	5,845	1	24,778	5,881	(386)
Corporate and all other			(678)			(634)

			$14,104			$12,917

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. For pre-tax income reported above, insurance investment income is allocated to Manufactured Housing and Other while realized gains and losses are included in Unallocated. Certain amounts are not allocated to segments (“n/a” above) by the Company.

6. STOCK OPTIONS

Midland accounts for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, no compensation cost has been recognized for the stock option plans. Had the Company accounted for stock based employee compensation under the fair value method (SFAS 123), the Company’s net income and earnings per share for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

	For the Three Months Ended March 31

	2003	2002

Net Income as Reported	$10,049	$7,857

Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	308	250

Pro forma Net Income	$9,741	$7,607

Basic Shares	17,387	17,275
Diluted Shares	17,829	17,838

Earnings per share:
Basic — as reported	$0.58	$0.46
Basic — pro forma	0.56	0.44

Diluted — as reported	$0.56	$0.44
Diluted — pro forma	0.55	0.43

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Compensation expense in the pro-forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Midland adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, which established reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. At March 31, 2003, Midland’s investment portfolio included approximately $41.5 million of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three-month periods ended March 31, 2003 and 2002, Midland recorded pre-tax losses on these securities of $901,000 and $446,000, respectively.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be 100% effective and thus the changes in the fair value of the swap agreement is recorded as a separate component of shareholders’ equity and have no income statement impact. At March 31, 2003, the accumulated derivative loss recorded in Other Comprehensive Income, net of deferred taxes, amounted to $1,283,000 and, at March 31, 2002, an accumulated derivative gain of $160,000, net of deferred taxes, was recorded in Other Comprehensive Income. The swaps mature on December 1, 2005.

8. CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2002 Midland adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to the impairment approach. Upon the adoption of the statement, Midland ceased amortizing goodwill, including goodwill recorded from past business combinations. As a result of the impairment test, Midland recorded an impairment charge of $1,463,000 (net of tax), or $0.08 per share (diluted), in the quarter ended March 31, 2002. This charge is reported separately in Midland’s income statement as a Cumulative Effect of Change in Accounting Principle. The fair value of that reporting unit was estimated using the expected present value of future cash flows. At March 31, 2003 Midland’s remaining goodwill balance, all of which is attributable to the Other Insurance segment, was $2,145,000.

9. SUBSEQUENT EVENT

During the first two weeks of April 2003, American Modern experienced catastrophic losses from the storms which swept through the southeastern United States. Preliminary loss data suggests that the second quarter of 2003 results could be impacted by losses of approximately $0.15 to $0.18 per share (after-tax, diluted) from this event.

In May 2003, we have experienced additional catastrophic storm losses across the central plains and southern United States. We are currently assessing the potential impact of these losses.

ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

INTRODUCTION

The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address our three reportable segments, which are manufactured housing insurance, all other insurance products and services and transportation. A summary description of the operations of each of these segments is included below.

Our specialty insurance operations are conducted through our wholly-owned subsidiary, American Modern Insurance Group, Inc. (American Modern) which controls six property and casualty insurance companies, two credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia. Approximately 50% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. All other insurance products and services include other specialty insurance products such as site-built dwelling, motorcycle, watercraft, recreational vehicle, extended service contract, mortgage fire, collateral protection, credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

M/G Transport Services, Inc. and MGT Services, Inc. (collectively M/G Transport) operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries.

OVERVIEW OF RECENT TRENDS

Motorcycle and Site-built Dwelling Premium Increase

While manufactured housing insurance remains American Modern’s largest single product, over the most recent 21 months, motorcycle, site-built dwelling and other specialty insurance products have become more significant to the growth in premium volume. In the second half of 2000, American Modern acquired the motorsport book (motorcycle and, to a lesser extent, snowmobile and watercraft) from GuideOne Insurance Company. As a result of this acquisition, motorcycle gross written premium contributed significantly to American Modern’s overall growth in 2001 and 2002 and this growth continued in 2003, although at a more modest rate. Motorcycle gross written premium increased 3.4% to $15.0 million in the first quarter of 2003 from $14.5 million in the prior year’s first quarter. American Modern’s future growth in motorcycle premium is expected to be more consistent with the rate of growth in our total premium volume.

Site-built dwelling gross written premium increased 28.8% from $15.1 million during the first quarter of 2002 to $19.4 million in the first quarter of 2003. During the third quarter of 2002, American Modern de-emphasized its standard homeowner programs in favor of its dwelling fire programs. American Modern is currently undertaking a careful review of all of its site-built dwelling programs with the intent of targeting those properties that fall outside the parameters of the standard homeowner’s insurance market. As a result of these actions, American Modern’s premium volume from its site-built dwelling product lines in 2003 is expected to be in a similar range as 2002 volume with an increase in dwelling programs and a decrease in standard homeowner programs.

Manufactured Housing Premium

Manufactured homes have historically represented approximately one out of every five new single family housing starts in the United States. The industry became over built during the period between 1997 and 1999 as credit became readily available. New manufactured home sales were slower than historical averages during 2002 and this trend is continuing in 2003. As a result, during the past several years American Modern has experienced a decrease in its manufactured housing insurance premium volume due to a decline in the premium generated through its point of sale channel of distribution coupled with American Modern’s decision to terminate unprofitable business. During the first quarter of 2003, the manufactured housing gross written premium increased 3.7% to $73.0 million from $70.3 million in the first quarter of 2002. This increase was due to the rate increases received during 2002.

Other Insurance Premium

The growth in American Modern’s other property and casualty specialty insurance products has also contributed to American Modern’s overall growth in recent years as well as in 2003. During the first quarter of 2003, gross written premium from American Modern’s other property and casualty insurance products increased collectively 24.5% to $37.9 million in the first quarter of 2003 from $30.4 million during the prior year’s first quarter.

Rate Increases

Over the past 15 months, we have been approved for and are implementing nationwide rate increases in our manufactured housing products. The majority of these increases, which have averaged between nine and ten percent, were approved as of December 31, 2002. We have also received approval for, and are implementing rate increases in many of our other major product lines. In 2003, American Modern is filing for single digit rate increases in its manufactured housing products and for double digit increases in several of its other products. American Modern’s underwriting results in its motorcycle lines are below plan. Accordingly, we are filing for motorcycle rate increases of approximately 20% on a countrywide basis in 2003, however, these rate increases are expected to have minimal impact on earned premium in 2003.

Fire Loss Ratio

American Modern experienced higher than normal levels of losses caused by fire in its manufactured housing and site-built lines during the second half of 2000 and continuing through most of 2001 and 2002. It is American Modern’s experience that the fire loss ratio increases during economic downturns. In response to this trend, American Modern began aggressively pursuing rate increases in its manufactured housing products and site-built programs in 2002 and is continuing to apply for rate increases in 2003. During the first quarter of 2003, the manufactured housing fire loss ratio decreased to a more normal level of 18.2% compared to 22.9% in the prior year’s first quarter. While still higher than normal, the site-built fire loss ratio improved from the first quarter of 2003 compared to the first quarter of 2002.

Changing Mix of American Modern’s Distribution Channels

Over the past 12-24 months, American Modern has experienced a significant increase in the percentage of its gross written premium generated through its agency channel driven by its growth in motorcycle and site-built dwelling premium and also due to American Modern’s successful conversion of agency books of business to American Modern from other insurance companies. Also during this time frame, American Modern’s premium volume generated by its lender and point of sale channels decreased as a result of the slowdown in new manufactured housing sales and the decision to terminate certain unprofitable books of business.

Shift Away from Chattel Financing

Manufactured housing sales have traditionally been financed as personal property through a financing transaction referred to as chattel financing. Several large chattel lenders over the past 12-24 months have ceased, or substantially reduced, lending for manufactured housing. As a result, manufactured housing sales have slowed and there has been a shift to more traditional mortgage loan financing on manufactured homes. American Modern has or had relationships with several of the chattel lenders who reduced their lending or exited this market. This, coupled with American Modern’s decision to terminate certain unprofitable business in the lender channel, has resulted in a decrease in the amount of premium volume American Modern has generated through its lender channel.

RESULTS OF OPERATIONS

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the three-month periods ended March 31, 2003 and 2002 ($000):

	Three Months Ended March 31, 2003

	Gross	Net	Net
	Written	Written	Earned
Business Segment	Premium	Premium	Premium

Manufactured Housing	$73.0	$69.7	$82.4
All Other Insurance and Services:
Other Property & Casualty Specialty Products	72.3	67.5	67.7
Life Operations	2.7	1.3	3.2

Total	$148.0	$138.5	$153.3

	Three Months Ended March 31, 2002

	Gross	Net	Net
	Written	Written	Earned
Business Segment	Premium	Premium	Premium

Manufactured Housing	$70.3	$66.7	$80.8
All Other Insurance and Services:
Other Property & Casualty Specialty Products	60.0	56.9	52.9
Life Operations	14.5	2.9	2.8

Total	$144.8	$126.5	$136.5

Manufactured Housing

Although the manufactured housing industry continues to be depressed, American Modern’s gross written premium related to this product increased 3.7% in 2003 compared to the first quarter of 2002. This increase was due to rate increases approved in 2002 which averaged nine to ten percent, partially offset by a decline in manufactured housing policies in-force. The manufactured housing combined ratio decreased to 85.9% in the first quarter of 2003 from 93.9% in the first quarter of 2002. This improvement was due to the impact of rate increases plus a decline in the manufactured housing fire loss ratio.

Losses and loss adjustment expenses are discussed further for the total insurance segment. Several other items, such as investment income, are allocated to product lines, but are more meaningfully discussed in total and have been included in the sections that follow.

All Other Insurance

Gross written premiums in American Modern’s other specialty property and casualty products (non-manufactured housing products) collectively increased 20.5% in 2003 over the comparable period in 2002. Driving this growth were the site-built dwelling, collateral protection and the excess and surplus lines products which collectively increased $10.7 million or 55.9% over 2002 levels. American Modern received rate increases on several of these product lines in 2002 and will continue to seek rate increases in 2003.

The decrease in the credit life gross written premium is due to industry regulatory actions which mandate a monthly pay product rather than an annual premium. This change affects written premium but is expected to have little impact on earned premium. Credit life net earned premium increased 14.3% to $3.2 million in the first quarter of 2003 compared to the prior year’s first quarter.

American Modern’s other insurance income was basically unchanged at approximately $1.6 million in 2003 as well as in 2002. Ameritrac® and our other wholly owned insurance agencies continue to be significant contributors to American Modern’s gross written property and casualty premium.

Insurance Investment Income and Realized Capital Gains

American Modern’s net investment income decreased to $8.4 million in the first quarter of 2003 from $8.7 million in the prior year’s first quarter. This decrease is due to lower reinvestment rates relative to American Modern’s fixed income portfolio. The annualized pre-tax investment yield, on a cost basis, of American Modern’s fixed income portfolio was 5.8% in the first quarter of 2003 compared to 6.6% in the comparable prior period.

Our realized investment gains and losses are comprised of three items; embedded derivatives, other-than-temporary impairments and capital gains and losses from the sale of securities.

After-tax losses from embedded derivatives which are included in net realized capital losses amounted to $(0.6) million, $(0.03) per share (diluted), during the first quarter of 2003 compared to $(0.3) million, $(0.02) per share (diluted), in the prior year’s first quarter. These embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. American Modern’s investment portfolio does not currently include any other types of derivative investments.

Also included in net realized capital losses in the first quarter of 2003 were after-tax losses of $(1.2) million, $(0.07) per share (diluted), resulting from the write-down (other than temporary impairment) of several lower rated securities in American Modern’s investment portfolio. There were no impairment losses in the first quarter of 2002.

Excluding the impact of derivative and impairment losses, American Modern’s after-tax net realized capital gains increased to $0.7 million, $0.04 per share (diluted), in the first quarter of 2003 from $0.1 million, $0.01 per share (diluted), in the prior year’s first quarter.

Insurance Losses and Loss Adjustment Expenses (LAE)

American Modern’s losses and loss adjustment expenses in the first quarter of 2003 increased 12.9% to $78.6 million from $69.6 million in the prior year’s first quarter. This increase is comparable to the increase in net earned premium. American Modern’s property and casualty loss ratio was 51.5% in the first quarter of 2003 compared to 51.2% in the prior year’s first quarter. The manufactured housing and site-built dwelling fire loss ratio decreased in the first quarter of 2003 compared to the prior year’s first quarter, however, losses from American Modern’s other specialty property and casualty products increased to somewhat higher than expected levels. Catastrophe losses accounted for 2.8 percentage points of this year’s first quarter combined ratio compared with 2.5 percentage points in the prior year’s first quarter.

During the first two weeks of April 2003, American Modern experienced losses from the storms which swept through the southeastern United States. Preliminary loss data suggest that the second quarter of 2003 results could be impacted by losses of approximately $0.15 to $0.18 per share (after-tax, diluted) from this event.

In May 2003, we have experienced additional catastrophic storm losses across the central plains and southern United States. We are currently assessing the potential impact of these losses.

Insurance Commissions, Other Policy Acquisition Costs and Operating and Administrative Expenses

American Modern’s commissions and other policy acquisition costs and operating and administrative expenses for the first quarter of 2003 increased 7.7% to $67.6 million from $62.7 million in the prior year’s first quarter. This increase is primarily due to the growth in net earned premium offset by reductions in operating expenses related to system development, processing costs and miscellaneous other items.

Property and Casualty Underwriting Results

American Modern’s property and casualty operations generated a pre-tax underwriting income of $7.6 million during the first quarter of 2003 compared to $4.9 million in the first quarter of 2002. For the first quarter of 2003, American Modern’s combined ratio (ratio of losses and expenses as a percent of earned premium) for its property and casualty business was 94.9% compared to 96.4% in the first quarter of 2002.

TRANSPORT

M/G Transport, Midland’s transportation subsidiary, reported revenues for the first quarter of 2003 of $5.8 million compared to $5.9 million in the prior year's first quarter. Pre-tax operating profit was near break-even in the current quarter as compared to a loss of $(0.4) million in the prior year’s first quarter.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

We have certain obligations and commitments to make future payments under contracts. As of March 31, 2003, the aggregate obligations (excluding the $7.5 million of future commitments relating to barge acquisitions as discussed below) on a consolidated basis were (amounts in 000’s):

		Payments Due by Period

		Less than	2-5	After 5
	Total	1 Year	Years	Years

Long-term debt	$46,787	$1,346	$45,441	$—
Other notes payable	29,240	29,240	—	—
Annual commitments under non-cancelable leases	7,951	1,158	3,349	3,444

Total	$83,978	$31,744	$48,790	$3,444

Other than the annual commitments under non-cancelable leases noted above, there are no other material off-balance sheet obligations or guarantees.

Expenditures for acquisition of property plant and equipment amounted to $1.1 million for the three months ended March 31, 2003 and $3.3 million for the three months ended March 31, 2002. The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $0.7 million for the first three months of 2003. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. The budget for this project calls for future expenditures of $6.0 to $7.0 million annually over the next 2 to 3 years. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. This system is in development and its effectiveness has not been proven. Further, significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs.

On June 17, 2002, we announced a two-for-one stock split effective July 17, 2002. Accordingly, data related to our common stock has been adjusted to reflect the impact of this stock split.

On January 25, 2001 our Board of Directors approved an increase in the number of shares authorized under our share repurchase program from 1,000,000 shares to 2,000,000 shares on a post split basis. Ten thousand shares were repurchased in the open market under our share repurchase program during the first three months of 2003 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. There were additional stock repurchase transactions consummated in connection with our associate stock incentive programs during the first three months of 2003. On April 25, 2002, our Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2004. The resolution does not require us to repurchase our shares, but rather gives management discretion to make purchases based on market conditions and our capital requirements.

We paid dividends to our shareholders of $0.8 million during the first three months of 2003, and $0.7 million during the first three months of 2002.

We expect that cash and other liquid investments, coupled with future operating cash flows and our short-term borrowing capacity, will be readily available to meet our operating cash requirements for the next 12 months.

Holding Company Operations

Midland and American Modern are holding companies which rely primarily on dividends and management fees from subsidiaries to assist in servicing debt, paying operating expenses and paying dividends to the respective shareholders. The payment of dividends to these holding companies from American Modern’s insurance subsidiaries is restricted by state regulatory agencies. Such restrictions, however, have not had, and are not expected to have, a significant impact on our, or American Modern’s, liquidity or our and American Modern’s ability to meet our respective long or short-term operating, financing or capital obligations.

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of March 31, 2003, we had $4.2 million of commercial paper debt outstanding, $3.6 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 1.3% as of March 31, 2003, a rate that is considered to be competitive with the market rates offered for similar instruments. As of March 31, 2003, Midland also had $75.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $25.0 million was outstanding. These lines of credit contain minimal covenants and are typically drawn and repaid over periods ranging from two weeks to three months. Additional short-term borrowing lines are available at the discretion of various lending institutions with comparable rates and terms. These short-term borrowings decreased $14.0 million from $39.0 million since December 31, 2002. Proceeds derived from the reduction in marketable securities and accounts receivables were used to reduce these short-term borrowings. We also have a mortgage obligation related to the financing of our corporate headquarters building. As of March 31, 2003, the outstanding balance of this mortgage was $16.3 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December 2005. The effective interest rate on this obligation is 6.8%.

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

The market value of American Modern’s investment portfolio decreased 0.9% from December 31, 2002, to $737.8 million at March 31, 2003. This decrease was due to typical higher cash requirements in the first quarter coupled with a $(3.3) million decrease in the unrealized appreciation in the market value of securities held. The decrease in the unrealized appreciation was due to a $0.5 million increase in unrealized appreciation related to the fixed income portfolio offset by a $(3.8) million decrease in the unrealized appreciation related to the equity portfolio. American Modern’s largest equity holding, 2.3 million shares of U.S. Bancorp, decreased to $44.3 million as of March 31, 2003 from $49.5 million as of December 31, 2002.

The average duration of American Modern’s debt security investment portfolio as of March 31, 2003 was 3.9 years which management believes provides adequate asset/liability matching.

American Modern has a $60.0 million long-term credit facility available on a revolving basis at various rates. As of March 31, 2003, there was $30.0 million outstanding under these facilities.

During the first quarter of 2002, American Modern entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern’s long-term credit facility has been effectively fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of March 31, 2003 was $(2.0) million and is included in other payables and accruals.

Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 72% of American Modern’s accounts receivables relate to premium due directly from policyholders as of March 31, 2003. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures. Since December 31, 2002, American Modern’s accounts receivable has increased $1.5 million to $81.2 million as of March 31, 2003 due to the continued growth in insurance premiums written. American Modern’s receivable balance from its largest customer, Conseco Agency, Inc., decreased from $11.1 million as of December 31, 2002 to $9.9 million as of March 31, 2003. Conseco Agency filed for Chapter 11 bankruptcy on January 31, 2003, following the Chapter 11 filing of its parent company on December 18, 2002. Conseco Agency and the assets of Conseco Finance Company were part of an auction that was completed in March 2003. The final sale has not been consummated. Conseco Agency continues to generate insurance premiums from policy renewals in the first quarter of 2003, American Modern continues to do “business as usual” with respect to these insurance premiums. The Conseco Agency receivable is current at March 31, 2003 and we anticipate collecting this receivable in its entirety. If American Modern were unable to collect the amounts due to it from Conseco, our financial condition and results would be negatively impacted.

Reinsurance recoverables and prepaid reinsurance premium decreased to $72.3 million at March 31, 2003 from $76.6 million at December 31, 2002. Of the $72.3 million, $5.4 million was currently due from reinsurers for claims paid and for which a contractual obligation to collect from a reinsurer exists. This decrease was primarily due to a $4.5 million decrease in ceded unearned premium. This fluctuation was due to the decrease in ceded unearned premium related to American Modern’s life operations which resulted from the transition to a monthly pay premium compared to a single pay premium.

The decrease in deferred insurance policy acquisition costs since December 31, 2002 is due to net earned premium exceeding net written premium plus a reduced commission rate being paid on a certain piece of property and casualty business.

The decrease in unearned insurance premiums since December 31, 2002 is also due to property and casualty net earned premium exceeding net written premium coupled with a reduction in the unearned premium related to life operations due to the transition to a monthly pay premium.

Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.

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

The transportation subsidiaries entered into a seven-year lease in 2000 and a fifteen-year lease in 1999 for transportation equipment. Aggregate rental payments under these two operating leases over the next twelve years will approximate $7.3 million. No other barges were leased or purchased during the first three months of 2003. M/G Transport has committed to acquire or lease 30 new barges, which are scheduled for delivery during the second quarter of 2003 at an approximate total cost of $7.5 million. This acquisition and any future acquisitions would likely be financed through a combination of internally generated funds, external borrowings or lease transactions. As of March 31, 2003, the transportation subsidiaries had $0.5 million of collateralized equipment obligations outstanding.

OTHER MATTERS

Comprehensive Income

The differences between our net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the three- month periods ended March 31, 2003 and 2002, such changes increased or (decreased), net of related income tax effects, by the following amounts (amounts in 000’s):

	Three Months Ended March 31,

	2003	2002

Changes in:
Net unrealized capital gains	$(2,343)	$390
Fair value of interest rate swap hedge	(19)	160

Total	$(2,362)	$550

For the three months ended March 31, 2003, net unrealized gains in equity securities decreased net of income tax effects by $2.6 million and increased by $0.3 million (net of tax) for fixed income securities. For the three months ended March 31, 2002, net unrealized gains (net of tax) increased $4.8 million for equity securities and decreased by $4.4 million for fixed income securities.

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period. Changes in the fair value of the interest rate swap agreement are predicated on the current interest rate environment relative to the fixed rate of the swap agreement.

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

Insurance Revenue and Expense Recognition

Premium for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are recognized as income on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. American Modern generally does not consider anticipated investment income in determining premium deficiencies (if any) on short-term contracts. Policy acquisition costs, primarily commission expenses and premium taxes, are capitalized and expensed over the terms of the related policies on the same basis as the related premium are earned. Selling and administrative expenses that are not primarily related to premium written are expensed as incurred.

Reserves for Insurance Losses

American Modern’s reserve for insurance losses is based on past experience of settling known claims as well as estimating those not yet reported. While management believes the amounts are fairly stated, the ultimate liability, once fully developed, may be more than or less than that provided. Management and its actuaries, both internal and external, regularly review these liabilities and adjustments are made as necessary in the current period. Management does not foresee any significant change in the manner in which it records its reserve for insurance losses.

Reinsurance Risks

By reinsuring certain levels and types of insurable risk with other insurance companies, American Modern limits its exposure to losses to that portion of the insurable risk it retains. However, if the reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern regularly evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. In addition, American Modern may require reinsurers to establish trust funds and maintain letters of credit to further minimize American Modern’s exposure. We do not believe there is any significant concentration of credit risk arising from any single reinsurer. We expect that American Modern’s reinsurers will satisfy their obligations. As of March 31, 2003, American Modern was owed $5.4 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists.

Asset Impairment

American Modern invests in various securities including U.S. Government securities, corporate debt securities, and corporate stocks. Investment securities in general are exposed to various risks such as interest rate, credit, and overall market volatility. Due to the level of risk associated with these securities, it is reasonably possible that changes in the value of investment securities will occur in the near term and that such changes could be material. Our management team meets at regular intervals and continually monitor investments and other assets that have fair values that are less than carrying amounts for other-than-temporary impairment. Factors such as the amount and timing of declines in fair values, the significance of the declines, the length of time of the declines, duration of fixed-maturity securities, interest payment defaults, nature of the issuers’ operations, financial condition and industry factors, amount others, are considered when determining investment impairment. Invested assets and property and equipment are monitored for impairment, such as significant decreases in market value of assets, changes in legal factors or in the business climate, an accumulation of costs in excess of the amount originally expected to acquire or construct an asset, or other such factors indicating that the carrying amount may not be recoverable.

Stock Options

Midland accounts for compensation expense under the “intrinsic value” based method under the provisions of Accounting Principles Board Opinion 25. As such, no compensation cost has been recognized for the stock option plans. Midland is currently assessing the voluntary change to the fair value based approach of accounting for stock based employee compensation for 2003, but has yet to make a final determination.

Defined Benefit Pension Plans

Midland maintains defined benefit pension plans for a limited number of active participants. The defined benefit pension plans are not open to employees hired after March 31, 2000. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return and a discount rate. In determining our expected long-term rate of return and our discount rate, we evaluate input from our actuaries, asset allocations and long-term bond yields. If other assumptions were used, the amount recorded as pension expense would be different from our current estimate.

Intangible Assets (Goodwill)

As required by SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002. Based on the impairment test required by SFAS No. 142 in the quarter ended March 31, 2002, a non-recurring charge of $1.5 million after-tax was taken against income and is reported as cumulative effect of change in accounting principle in the income statement. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a 10-year period. As of March 31, 2003, our remaining goodwill balance was $2.1 million and is included in other assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we will incur investment losses due to adverse changes in market rates and prices. Our market risk exposures are substantially related to American Modern’s investment portfolio and changes in interest rates and equity prices. Each risk is defined in more detail as follows.

Interest rate risk is the risk that American Modern will incur economic losses due to adverse changes in interest rates. The risk arises from many of American Modern’s investment activities, as American Modern invests substantial funds in interest-sensitive assets. American Modern manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures American Modern uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 3.9 year duration of American Modern’s fixed income portfolio as of March 31, 2003, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $609.2 million debt security portfolio by 3.9%, or $23.8 million.

Equity price risk is the risk that American Modern will incur economic losses due to adverse changes in a particular stock or stock index. American Modern’s equity exposure consists primarily of declines in the value of its equity security holdings. As of March 31, 2003, American Modern had $128.6 million in equity holdings, including $44.3 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $4.4 million. As of March 31, 2003, the remainder of American Modern’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 1.09. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.9%.

The active management of market risk is integral to American Modern’s operations. American Modern has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities.

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

INDEPENDENT ACCOUNTANTS’ REPORT

The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Deloitte & Touche LLP
Cincinnati, Ohio

May 12, 2003

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
MARCH 31, 2003

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2002 Annual Meeting of Shareholders held on April 10, 2003, the following actions were taken:

a)	The following persons were elected as members of the Board of Directors to serve until the year of the 2006 Annual Meeting and until their successors are chosen and qualified:

		Votes		Broker
Name	Votes For	Withheld	Abstentions	Non-Votes

Michael J. Conaton	16,354,551	208,523	0	0
Jerry A. Grundhofer	16,468,802	94,272	0	0
Joseph P. Hayden III	15,606,692	956,382	0	0
William J. Keating, Jr.	15,065,170	1,497,904	0	0
John R. LaBar	16,354,351	208,732	0	0
Richard M. Norman	16,468,802	94,272	0	0

b)	A proposal by the Board of Directors to ratify the appointment of the firm of Deloitte & Touche LLP, as Midland’s independent auditors to conduct the annual audit of the financial statements of Midland for the year ending December 31, 2003, was approved by the Shareholders. The Shareholders cast 16,517,272 votes in favor of this proposal and 37,291 votes against it. There were 8,511 abstentions and no broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibit 15 — Letter re: Unaudited Interim Financial Information

Exhibit 99.1 — Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 — Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K — None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDLAND COMPANY

Date May 12, 2003	/s/John I. Von Lehman John I. Von Lehman, Executive Vice President, Chief Financial Officer and Secretary

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

     I, John W. Hayden, the principal executive officer of The Midland Company, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of The Midland Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/John W. Hayden
Principal Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

     I, John I. Von Lehman, the principal financial officer of The Midland Company, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of The Midland Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
/s/ John I. Von Lehman
Principal Financial Officer