Form 10-Q
period 2003-06-30
MIDLAND CO
filed 2003-08-14
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number               1-6026

The Midland Company
(Exact name of registrant as specified in its charter)

Ohio	31-0742526
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

7000 Midland Boulevard, Amelia, Ohio 45102-2607
(Address of principal executive offices)
(Zip Code)

(513) 943-7100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ . No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ . No ☐.

The number of common shares outstanding as of July 18, 2003 was 17,619,158.

PART I. FINANCIAL INFORMATION
THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
Amounts in 000’s

	(Unaudited)
	June 30,	Dec. 31,
ASSETS	2003	2002

MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $581,043 at June 30, 2003 and $572,768 at December 31, 2002)	$616,091	$600,920
Equity (cost, $87,636 at June 30, 2003 and $91,239 at December 31, 2002)	153,920	138,838

Total	770,011	739,758

CASH	12,314	5,975

ACCOUNTS RECEIVABLE — NET	97,359	91,633

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	69,118	76,626

PROPERTY, PLANT AND EQUIPMENT — NET	64,032	61,510

DEFERRED INSURANCE POLICY ACQUISITION COSTS	93,408	96,396

OTHER ASSETS	17,659	18,776

TOTAL ASSETS	$1,123,901	$1,090,674

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
Amounts in 000’s

	(Unaudited)
	June 30,	Dec. 31,
LIABILITIES & SHAREHOLDERS' EQUITY	2003	2002

UNEARNED INSURANCE PREMIUMS	$398,531	$406,311

INSURANCE LOSS RESERVES	181,333	164,717

INSURANCE COMMISSIONS PAYABLE	30,738	30,654

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	3,601	2,977

LONG-TERM DEBT	46,413	47,163

OTHER NOTES PAYABLE:
Banks	23,000	39,000
Commercial paper	4,434	4,238

Total	27,434	43,238

DEFERRED FEDERAL INCOME TAX	44,557	35,642

OTHER PAYABLES AND ACCRUALS	57,310	51,064

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 17,636 shares at June 30, 2003 and 17,566 shares at December 31, 2002 after deducting treasury stock of 4,220 shares and 4,290 shares, respectively)	911	911
Additional paid-in capital	23,071	22,516
Retained earnings	287,184	279,826
Accumulated other comprehensive income	64,107	47,573
Treasury stock — at cost	(41,120)	(41,605)
Unvested restricted stock awards	(169)	(313)

Total	333,984	308,908

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,123,901	$1,090,674

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
Amounts in 000’s (except per share information)

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,

	2003	2002	2003	2002

REVENUES:
Insurance:
Premiums earned	$310,480	$277,377	$157,202	$140,907
Net investment income	16,439	17,408	8,044	8,702
Net realized investment gains (losses)	1,050	(1,361)	2,813	(1,060)
Other insurance income	6,997	6,339	3,526	3,192
Transportation	12,821	11,411	6,976	5,530
Other	143	341	81	189

Total	347,930	311,515	178,642	157,460

COSTS AND EXPENSES:
Insurance:
Losses and loss adjustment expenses	192,083	152,213	113,436	82,590
Commissions and other policy acquisition costs	88,723	82,345	40,918	40,423
Operating and administrative expenses	41,182	42,372	19,519	20,030
Transportation operating expenses	12,417	11,548	6,612	5,317
Interest expense	1,821	1,853	882	1,069
Other operating and administrative expenses	541	598	216	362

Total	336,767	290,929	181,583	149,791

INCOME (LOSS) BEFORE FEDERAL INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	11,163	20,586	(2,941)	7,669
PROVISION (CREDIT) FOR FEDERAL INCOME TAX	2,131	5,364	(1,924)	1,767

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	9,032	15,222	(1,017)	5,902
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — NET	—	(1,463)	—	—

NET INCOME (LOSS)	$9,032	$13,759	$(1,017)	$5,902

BASIC EARNINGS (LOSSES) PER SHARE OF COMMON STOCK:
Income before change in accounting principle	$0.52	$0.88	$(0.06)	$0.35
Cumulative effect of change in accounting principle	—	(0.08)	—	—

Total	$0.52	$0.80	$(0.06)	$0.35

DILUTED EARNINGS (LOSSES) PER SHARE
OF COMMON STOCK:
Income before change in accounting principle	$0.51	$0.85	$(0.06)	$0.33
Cumulative effect of change in accounting principle	—	(0.08)	—	—

Total	$0.51	$0.77	$(0.06)	$0.33

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.0950	$0.0875	$0.04750	$0.04375

See notes to condensed consolidated financial statements. All per share amounts are adjusted for the two-for-one stock split effective July 17, 2002 (Note 2).

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)
Amounts in 000’s

				Accumulated		Unvested
		Additional		Other		Restricted		Compre-
	Common	Paid-In	Retained	Comprehensive	Treasury	Stock		hensive
	Stock	Capital	Earnings	Income	Stock	Awards	Total	Income

BALANCE, DECEMBER 31, 2001	$911	$20,386	$264,057	$45,875	$(38,698)	$(655)	$291,876
Comprehensive income:
Net income			13,759				13,759	$13,759
Increase in unrealized gain on marketable securities, net of related income tax effect of $899				1,488			1,488	1,488
Other, net of federal income tax of $211				(392)			(392)	(392)

Total comprehensive income								$14,855

Purchase of treasury stock					(3,414)		(3,414)
Issuance of treasury stock for options exercised and employee savings plan		211			443		654
Cash dividends declared			(1,535)				(1,535)
Federal income tax benefit related to the exercise or granting of stock awards		1,518					1,518
Amortization and cancellation of unvested restricted stock awards		(2)			(5)	157	150

BALANCE, JUNE 30, 2002	$911	$22,113	$276,281	$46,971	$(41,674)	$(498)	$304,104

BALANCE, DECEMBER 31, 2002	$911	$22,516	$279,826	$47,573	$(41,605)	$(313)	$308,908
Comprehensive income:
Net income			9,032				9,032	$9,032
Increase in unrealized gain on marketable securities, net of related income tax effect of $8,961				16,620			16,620	16,620
Other, net of federal income tax of $47				(86)			(86)	(86)

Total comprehensive income								$25,566

Purchase of treasury stock					(445)		(445)
Issuance of treasury stock for options exercised and employee savings plan		434			932		1,366
Cash dividends declared			(1,674)				(1,674)
Federal income tax benefit related to the exercise or granting of stock awards		123					123
Amortization and cancellation of unvested restricted stock awards		(2)			(2)	144	140

BALANCE, JUNE 30, 2003	$911	$23,071	$287,184	$64,107	$(41,120)	$(169)	$333,984

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX-MONTHS ENDED JUNE 30, 2003 AND 2002
Amount in 000’s

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,032	$13,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,351	4,147
Cumulative effect of change in accounting for goodwill	—	2,251
Net realized investment losses (gains)	(1,340)	1,639
Increase in net accounts receivable	(5,726)	(16,652)
Increase (decrease) in unearned insurance premiums	(7,780)	16,346
Increase (decrease) in other accounts payable and accruals	6,166	(10,119)
Decrease (increase) in reinsurance recoverables and prepaid reinsurance premiums	7,508	(4,521)
Increase in insurance commissions payable	84	3,685
Increase (decrease) in insurance loss reserves	16,616	(2,165)
Decrease in other assets	1,117	651
Increase (decrease) in funds held under reinsurance agreements and reinsurance payables	624	(617)
Decrease in deferred insurance policy acquisition costs	2,988	29
Other-net	1,797	(199)

Net cash provided by operating activities	35,437	8,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(226,151)	(162,692)
Sale of marketable securities	148,832	105,158
Decrease in cash equivalent marketable securities	21,625	25,449
Maturity of marketable securities	50,578	21,732
Acquisition of property, plant and equipment	(6,911)	(6,120)
Proceeds from sale of property, plant and equipment	166	75

Net cash used in investing activities	(11,861)	(16,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in net short-term borrowings	(15,804)	8,355
Purchase of treasury stock	(445)	(3,414)
Dividends paid	(1,604)	(1,478)
Repayment of long-term debt	(750)	(723)
Issuance of treasury stock	1,366	654

Net cash provided by (used in) financing activities	(17,237)	3,394

NET INCREASE (DECREASE) IN CASH	6,339	(4,770)
CASH AT BEGINNING OF PERIOD	5,975	11,286

CASH AT END OF PERIOD	$12,314	$6,516

INTEREST PAID	$1,710	$1,853
INCOME TAXES PAID	$1,500	$6,000

See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2003

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2002 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the six and three-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in Midland’s Annual Report on Form 10-K.

Certain reclassifications have been made to the 2002 amounts to conform to 2003 classifications.

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

3.   EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS

Six months ended June 30:
2003	17,405	17,883

2002	17,297	17,894

Three months ended June 30:
2003	17,424	17,424

2002	17,319	17,899

Potential diluted common shares of 460 were not included in computing diluted per share amounts for the three months ended June 30, 2003 because the effects were anti-dilutive.

4.   INCOME TAXES

The federal income tax provisions for the three and six-month periods ended June 30, 2003 and 2002 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,

	2003	2002	2003	2002

Federal income tax at statutory rate (including a tax credit of $787 in 2002 on the cumulative effect of change in accounting principle)	$3,907	$6,417	$(1,030)	$2,683
Add (deduct) the tax effect of:
Tax exempt interest and excludable dividend income	(1,834)	(2,011)	(925)	(1,001)
Other — net	58	171	31	85

Provision (credit) for federal income tax	$2,131	$4,577	$(1,924)	$1,767

5.   SEGMENT DISCLOSURES

Since Midland’s annual report for 2002, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2003 and 2002 is as follows (000’s):

	Six Months Ended June 30, 2003			Three Months Ended June 30, 2003

		Revenues-		Revenues-
	Total	External	Pre-Tax	External	Pre-Tax
	Assets	Customers	Income	Customers	(Loss)

Reportable Segments:
Insurance:
Manufactured housing	n/a	$163,775	$14,621	$81,400	$(971)
Other	n/a	153,702	(4,000)	79,328	(5,266)
Unallocated	$1,069,572	—	1,402	—	3,479
Transportation	27,169	12,821	316	6,976	315
Corporate and all other	—	—	(1,176)	—	(498)

			$11,163		$(2,941)

	Six Months Ended June 30, 2002			Three Months Ended June 30, 2002

		Revenues-		Revenues-
	Total	External	Pre-Tax	External	Pre-Tax
	Assets	Customers	Income	Customers	Income

Reportable Segments:
Insurance:
Manufactured housing	n/a	$162,063	$13,868	$81,300	$4,082
Other	n/a	121,653	8,968	62,799	4,634
Unallocated	$1,020,680	—	(678)	—	(495)
Transportation	26,114	11,411	(211)	5,530	175
Corporate and all other	—	—	(1,361)	—	(727)

			$20,586		$7,669

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments (“n/a” above) by the Company.

6.   STOCK OPTIONS

Midland accounts for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, no compensation cost has been recognized for the stock option plans. Had the Company accounted for stock based employee compensation under the fair value method (SFAS 123), the Company’s net income and earnings per share for the three and six-months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Net Income (Loss) as Reported	$9,032	$13,759	$(1,017)	$5,902
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	507	400	199	150

Pro forma Net Income (Loss)	$8,525	$13,359	$(1,216)	$5,752

Basic Shares	17,405	17,297	17,424	17,319
Diluted Shares	17,883	17,894	17,424	17,899
Earnings per share:
Basic — as reported	$0.52	$0.80	$(0.06)	$0.35
Basic — pro forma	0.49	0.77	(0.07)	0.33
Diluted — as reported	$0.51	$0.77	$(0.06)	$0.33
Diluted — pro forma	0.48	0.75	(0.07)	0.32

Compensation expense in the pro-forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

Midland adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, which established reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. At June 30, 2003, Midland’s investment portfolio included approximately $45.3 million of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three months ending June 30, 2003, Midland recorded a pre-tax gain of $612,000 on these securities and a pre-tax loss of $290,000 was recorded on these investments for the six months ending June 30, 2003. For the three and six month periods ended June 30, 2002, Midland recorded pre-tax gains on these securities of $724,000 and $278,000, respectively.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be 100% effective and thus the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no income statement impact. At June 30, 2003 and 2002, the accumulated derivative loss recorded in Other Comprehensive Income, net of deferred taxes, amounted to $86,000 and $392,000, respectively. The swaps mature on December 1, 2005.

8.   CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2002 Midland adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to the impairment approach. Upon the adoption of the statement, Midland ceased amortizing goodwill, including goodwill recorded from past business combinations. As a result of the impairment test, Midland recorded an impairment charge of $1,463,000 (net of tax), or $0.08 per share (diluted), in the quarter ended March 31, 2002. This charge is reported separately in Midland’s statement of operations as a Cumulative Effect of Change in Accounting Principle. The fair value of that reporting unit was estimated using the expected present value of future cash flows. There were no additional impairment charges incurred in the three months ended June 30, 2002. At June 30, 2003, Midland’s remaining goodwill balance, all of which is attributable to the Other Insurance segment, was $2,145,000.

9.   NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, in April 2003 and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in May 2003. The adoption of SFAS Nos. 149 and 150 did not have a material impact on Midland’s consolidated financial position or results of operations.

On July 1, 2003, Midland adopted the provisions of FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Midland has a synthetic lease arrangement for certain transportation equipment in which Midland will be deemed to be the primary beneficiary as the registrant maintains the majority of the variable interests in this leased asset. Upon the adoption of FIN 46, the company will consolidate this operating lease asset and record a corresponding liability of approximately $2,000,000. Midland is continuing to refine its analysis of this transaction and the final adjustment to be recorded in the third quarter of 2003 may be subject to change; however, such change, if any, is not expected to be material.

ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2003 and beyond. The forward-looking statements involve risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the company or its subsidiaries, changes in the business tactics or strategies of the company, its subsidiaries or its current or anticipated business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the company’s filings with the SEC, any one of which might materially affect the operations of the company or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

OVERVIEW OF RECENT TRENDS

Motorcycle

In the second half of 2000, American Modern acquired the motorsport book (motorcycle and, to a lesser extent, snowmobile and watercraft) from GuideOne Insurance Company. As a result of this acquisition, motorcycle gross written premium contributed significantly to American Modern’s overall growth in 2001 and 2002 and this growth continued in 2003, although at a more modest rate. Management believes that the underwriting results of the motorcycle product have been less than expected, due partly to product positioning, inadequate rate levels and higher than expected losses. As a result, rate increases of 20-25% are being sought in 2003 and more stringent underwriting is being applied to the motorcycle product.

In the second quarter of 2003, motorcycle gross written premium increased 0.6% to $22.3 million from $22.1 million in the second quarter of 2002. Net earned premium related to the motorcycle product increased 29.4% to $15.0 million in the second quarter of 2003 from $11.6 million in the prior year’s second quarter. The motorcycle loss ratio in the second quarter of 2003 was 86.7% compared to 61.5% in the prior year’s second quarter.

On a year-to-date basis, motorcycle gross premium written increased 1.7% to $37.3 million in the first six months of 2003 from $36.6 million in the first half of 2002. Net earned premium increased 36.2% to $28.9 million in the first half of 2003 from $21.2 million in the prior year’s first six months. The motorcycle loss ratio in the first six months of 2003 was 73.4% compared to 54.2% in the first half of 2002.

Site-Built Dwelling

During the third quarter of 2002, American Modern de-emphasized its standard homeowner programs in favor of its dwelling fire programs which have more restrictive coverages. American Modern undertook a careful review of all of its site-built dwelling programs with the intent of targeting those properties that fell outside the parameters of the standard homeowner’s insurance market. As a result of these actions, American Modern is achieving positive growth from its dwelling fire programs while experiencing the intended decrease in homeowner programs. More specifically, dwelling fire gross written premium increased 77.0% to $15.8 million in the second quarter of 2003 from $8.9 million in the second quarter of 2002. On a year-to-date basis, the dwelling fire product increased 82.3% to $30.0 million in the first six months of 2003 compared to $16.4 million in the prior year’s first half. Conversely, the homeowner gross written premium decreased 57.9% to $4.5 million in the second quarter of 2003 from $10.6 million in the second quarter of 2002. On a year-to-date basis, homeowner gross written premium decreased 46.5% to $9.8 million from $18.2 million in the prior year’s first half.

Manufactured Housing Premium

Manufactured homes have historically represented approximately one out of every five new single family housing starts in the United States. The industry became over built during the period between 1997 and 1999 as credit became readily available. New manufactured home sales were slower than historical averages during 2002 and shipments in 2003 are expected to be approximately 10% to 20% below 2002 levels. As a result, during the past several years American Modern has experienced a decrease in its manufactured housing insurance premium volume due to a decline in the premium generated through its point of sale channel of distribution coupled with American Modern’s decision to terminate unprofitable business. American Modern was approved for rate increases in 2002 and is continuing to seek rate increases for this product in 2003. As a result of these rate increases, the manufacturing housing gross written premium increased 8.9% to $85.2 million in the second quarter of 2003 from $78.2 million in the second quarter of 2002. On a year-to-date basis, gross written premium related to the manufacturing housing product increased 6.5% to $158.2 million in the first six months of 2003 from $148.6 million in the first half of 2002.

Other Products

Other products include watercraft, snowmobile, recreational vehicle, physical damage on long-haul trucks, extended service contracts, collateral protection, mortgage fire and excess and surplus lines. The growth in American Modern’s other property and casualty specialty insurance products has also contributed to American Modern’s overall growth in recent years as well as in 2003. During the second quarter of 2003, gross written premium from American Modern’s other property and casualty insurance products increased collectively 31.3% to $53.2 million in the second quarter of 2003 from $40.5 million during the prior year’s second quarter. On a year-to-date basis, gross written premium from other property and casualty insurance products collectively increased 28.3% to $91.0 million in the first six months of 2003 from $70.9 million in the first half of 2002. The watercraft and excess and surplus lines products are primarily driving this growth. The gross written premium from these two products collectively increased 106.2% to $18.6 million in the second quarter of 2003 from $9.0 million in the second quarter of 2002. On a year-to-date basis, the watercraft and excess and surplus lines products collectively increased 111.6% to $27.3 million in the first six months of 2003 from $12.9 million in the first half of 2002.

Rate Increases

Over the past 18 months, we have been approved for and are implementing nationwide rate increases in our manufactured housing products. The majority of these increases, which have averaged between nine and ten percent, were approved as of December 31, 2002. We have also received approval for, and are implementing rate increases in many of our other major product lines. In 2003, American Modern is filing for single digit rate increases in its manufactured housing products and for double digit increases in several of its other products. As previously mentioned, rate increases of approximately 20% to 25% related to the motorcycle product are being sought countrywide in 2003, however, these rate increases are expected to have minimal impact on earned premium in 2003.

Fire Loss Ratio

American Modern experienced higher than normal levels of losses caused by fire in its manufactured housing and site-built lines during the second half of 2000 and continuing through most of 2001 and 2002. It is American Modern’s experience that the fire loss ratio increases during economic downturns. In response to this trend, American Modern began aggressively pursuing rate increases in its manufactured housing products and site-built programs in 2002 and is continuing to apply for rate increases in 2003. During the second quarter of 2003, the manufactured housing and site-built fire loss ratios decreased to normal levels.

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

OVERVIEW OF PROPERTY AND CASUALTY UNDERWRITING RESULTS

For the second quarter, American Modern’s property and casualty combined ratio (losses and expenses as a percent of earned premium) was 111.2 percent, compared with 100.8 percent a year ago. Catastrophe losses during the second quarter of 2003 had a 12.7 point impact on the combined ratio, compared with a 5.9 point catastrophe impact a year ago.

Our second quarter results were lower due to three primary reasons: weather related catastrophes, an up-tick in commercial liability losses and above normal losses in our motorcycle line.

Storms and tornadoes in April and May pushed weather-related catastrophe losses to $19.5 million (pre-tax) compared to a second quarter historical average of approximately $10 million (pre-tax).

American Modern experienced a higher level of losses related to its previously exited commercial liability programs during the second quarter. These losses impacted our second quarter results by approximately 15 cents per share (after tax) and added approximately 2.9 percentage points to the quarterly property and casualty combined ratio. This is the first quarter since we made the decision to exit these product lines that we have experienced unfavorable results of any magnitude. As a result, we did strengthen the reserves associated with this line during the second quarter.

Results from the motorcycle book also impacted profitability as the company continues to work to attain rate adequacy in that line. The loss ratio for this line of business was 10 to 12 percentage points above our full year targeted loss ratio through the first six months. This variance from target had the effect of adding approximately 2.0 percentage points to the quarterly property and casualty combined ratio. American Modern is seeking rate increases and is also modifying the motorcycle product to enhance profitability in that relatively new line. The rate increases are just now beginning to take effect and are the first meaningful increases the company has been able to attain in two years due to the timing of our entry into the market and the conversion of the business to our system. Management believes that the beneficial impact on earnings from our rate actions will be fully realized over the next 12 to 24 months.

Reclassification of Policy Service Fees

American Modern charges a service fee to those policyholders who elect to pay their insurance premium in installments. Historically, American Modern treated these fees as a recovery of processing costs and accounted for the fees as an offset to the related operating expense. American Modern has reclassified these fees as revenues for reporting purposes. This change has no impact on net income, however, the change will add 1.3 percentage points to the year-to-date and quarterly combined ratio of the property and casualty operations. On a pre-tax basis, these fees amounted to $2.0 million and $1.7 million in the second quarter of 2003 and 2002, respectively, and $3.9 million and $3.2 million in the first six months of 2003 and 2002, respectively. All prior period data have been reclassified to conform to the current method of presenting these policy service fees.

RESULTS OF OPERATIONS

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the three and six-month periods ended June 30, 2003 and 2002 ($000):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Gross	Net	Net	Gross	Net	Net
	Written	Written	Earned	Written	Written	Earned
Business Segment	Premium	Premium	Premium	Premium	Premium	Premium

Manufactured Housing	$85.2	$79.8	$81.4	$78.2	$75.0	$81.3
All Other Insurance and Services:
Other Property & Casualty Specialty Products	95.7	90.8	72.6	82.2	79.0	56.8
Life Operations	2.8	1.7	3.2	15.0	2.9	2.9

Total	$183.7	$172.3	$157.2	$175.4	$156.9	$141.0

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

	Gross	Net	Net	Gross	Net	Net
	Written	Written	Earned	Written	Written	Earned
Business Segment	Premium	Premium	Premium	Premium	Premium	Premium

Manufactured Housing	$158.2	$149.5	$163.8	$148.6	$141.6	$162.1
All Other Insurance and Services:
Other Property & Casualty Specialty Products	168.0	158.3	140.3	142.2	135.9	109.7
Life Operations	5.5	3.0	6.4	29.4	5.8	5.6

Total	$331.7	$310.8	$310.5	$320.2	$283.3	$277.4

Manufactured Housing

Although the manufactured housing industry continues to be depressed, American Modern’s gross written premium related to this product increased 8.9% and 6.5% in the second quarter and first half, respectively, of 2003 compared to the comparable periods in 2002. These increases are the result of rate increases approved in 2002 which were partially offset by a decline in in-force policies. The rate increases averaged nine to ten percent on the manufactured housing product

Manufactured housing losses increased in the second quarter and first half of 2003 as compared to the same periods in 2002 due primarily to higher than normal catastrophe losses in the second quarter of 2003. These unusually heavy losses were the result of the severe storms which ravaged the United States during the second quarter of 2003. Even with significantly higher catastrophe losses in 2003, the manufactured housing combined ratio for the first six months of 2003 is favorable at 97.1% which is comparable to the 2002 combined ratio.

Losses and loss adjustment expenses are discussed further for the total insurance segment. Several other items, such as investment income, are allocated to product lines, but are more meaningfully discussed in total and have been included in the sections that follow.

All Other Insurance

Gross written premiums in American Modern’s other specialty property and casualty products (non-manufactured housing products) collectively increased 16.4% in the second quarter of 2003 compared to the prior year’s second quarter. On a year-to-date basis, American Modern’s other specialty property and casualty products collectively increased 18.1% compared to the first six months of 2002. The primary drivers of this growth in the second quarter and first half of 2003 were the watercraft and excess and surplus lines products.

The decrease in the credit life gross written premium is due to industry regulatory actions which mandate a monthly pay product on real estate secured loans rather than a single premium. This change affects gross written premium which decreased 81.5% and 81.2% during the second quarter and first half of 2003, respectively. The change is expected to have little impact on net earned premium. During the second quarter and first half of 2003, credit life net earned premium actually increased 12.6% and 15.2%, respectively. A large percentage of our credit life business is ultimately ceded back to an insurance affiliate of the producing agent.

Other insurance income increased $0.3 million and $0.7 million in the second quarter and first half, respectively, of 2003 compared to the comparable periods in 2002. These increases were due to the increases in fee income related to property and casualty installment premium payments.

Insurance Investment Income and Realized Capital Gains

American Modern’s net investment income decreased $0.7 million to $8.0 million in the second quarter of 2003 from $8.7 million in the second quarter of 2002. On a year-to-date basis, net investment income decreased $1.0 million to $16.4 million in the first six months of 2003 from $17.4 million in the first half of 2002. These decreases are due to lower reinvestment rates relative to American Modern’s fixed income portfolio. The annualized pre-tax investment yield, on a cost basis, of American Modern’s fixed income portfolio was 5.7% in the first six months of 2003 compared to 6.5% during the first half of 2002.

Our realized investment gains and losses are comprised of three items; embedded derivatives, other-than-temporary impairments and capital gains and losses from the sale of securities.

After-tax income from embedded derivatives which are included (on a pre-tax basis) in net realized capital gains (losses) amounted to $0.4 million, $0.02 per share (diluted), during the second quarter of 2003 compared to $0.5 million, $0.03 per share (diluted), in the prior year’s second quarter. On year-to-date basis, after-tax income from embedded derivatives was a loss of $(0.2) million, $(0.01) per share (diluted), during the first six months of 2003 compared to income of $0.2 million, $0.01 per share (diluted) during the comparable period in 2002.

Also included in net realized capital (losses) in the first six months of 2003 were after-tax losses of $(1.2) million, $(0.07) per share (diluted), resulting from the write-down (other-than-temporary impairment) of several lower rated securities in American Modern’s investment portfolio. There were no impairment losses in either the second quarter of 2003 or 2002 nor the first half of 2002.

Excluding the impact of derivative and impairment losses, American Modern’s after-tax net realized capital gains increased to $1.4 million, $0.08 per share (diluted), in the second quarter of 2003 from a loss of $(1.2) million, $(0.06) per share (diluted), in the second quarter of 2002. On a year-to-date basis, after-tax realized capital gains increased to $2.1 million, $0.12 per share (diluted), from a loss of $(1.1) million, $(0.06) per share (diluted), in the first half of 2002.

Insurance Losses and Loss Adjustment Expenses (LAE)

American Modern’s losses and loss adjustment expenses in the second quarter of 2003 increased 37.3% to $113.4 million from $82.6 million in the prior year’s second quarter. This increase was due to significant increases in catastrophe losses coupled with premium growth and increased losses from the motorcycle and discontinued commercial lines products. Catastrophe losses on a pre-tax basis increased $11.4 million in the second quarter of 2003 to $19.5 million from $8.2 million in the second quarter of 2002. These losses were primarily from the severe spring storms which occurred in the second quarter of 2003. Losses from the motorcycle and discontinued commercial lines products increased $5.9 million and $2.0 million, respectively, in the second quarter of 2003 compared to the comparable period in 2002. American Modern’s property and casualty loss ratio was 72.8% in the second quarter of 2003 compared to 58.7% in the second quarter of 2002.

On a year-to-date basis, American Modern’s losses and loss adjustment expenses increased 26.2% from $152.2 million in 2002 to $192.1 million in 2003. This increase was driven by premium growth plus significant increases in catastrophe losses, motorcycle losses and losses associated with the commercial lines product which American Modern exited in 2001. Catastrophe losses increased $12.3 million from $11.4 million in the first half of 2002 to $23.7 million in the current period. These catastrophe losses added 7.8 percentage points to the loss ratio compared to 4.2 percentage points in the year ago period. Motorcycle losses increased $9.7 million in the first six months of 2003 compared to the first half of 2002.

Insurance Commissions, Other Policy Acquisition Costs and Operating and Administrative Expenses

American Modern’s commissions and other policy acquisition costs and operating and administrative expenses were comparable in the second quarter of 2003 compared to the second quarter of 2002. Increased costs due to premium growth were offset by decreases in contingent commission expense and other operating and administrative expenses.

On a year-to-date basis, commissions and other policy acquisition costs and operating and administrative expenses increased 4.2% to $129.9 million in the first half of 2003 from $124.7 million in the comparable year ago period. This increase was due to the increase in net earned premium offset by a decrease in the rate of commissions, and, in legal, incentive and system development costs.

TRANSPORT

M/G Transport, Midland’s transportation subsidiary, reported revenues for the second quarter of 2003 of $7.0 million compared to $5.5 million in the second quarter of 2002. Pre-tax income increased to $0.3 million in the second quarter of 2003 from $0.2 million in the prior year’s second quarter.

M/G Transport’s year-to-date revenues increased to $12.8 million in the first half of 2003 from $11.4 million in the year ago first six months. Pre-tax income improved to a profit of $0.3 million in the first half of 2003 compared to a pre-tax loss of $(0.2) million in the prior year’s first half.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

We have certain obligations and commitments to make future payments under contracts. As of June 30, 2003, the aggregate obligations (excluding the $2.8 million of future commitments relating to barge acquisitions as discussed below) on a consolidated basis were (amounts in 000’s):

		Payments Due by Period

		Less than	2-5	After 5
	Total	1 Year	Years	Years

Long-term debt	$46,413	$1,186	$45,227	$—
Other notes payable	27,434	27,434	—	—
Annual commitments under non-cancelable leases	7,401	823	3,269	3,309

Total	$81,248	$29,443	$48,496	$3,309

Other than the annual commitments under non-cancelable leases noted above, there are no other material off-balance sheet obligations or guarantees except for the guarantee by a wholly owned subsidiary of the company on the residual value of certain transportation equipment in connection with a synthetic lease. The maximum exposure related to this guarantee is capped at $0.8 million.

On June 17, 2002, we announced a two-for-one stock split effective July 17, 2002. Accordingly, data related to our common stock has been adjusted to reflect the impact of this stock split.

On January 25, 2001 our Board of Directors approved an increase in the number of shares authorized under our share repurchase program from 1,000,000 shares to 2,000,000 shares on a post split basis. Ten thousand shares were repurchased in the open market under our share repurchase program during the first six months of 2003 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. There were additional stock repurchase transactions consummated in connection with our associate stock incentive programs during the first six months of 2003. On April 25, 2002, our Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2004. The resolution does not require us to repurchase our shares, but rather gives management discretion to make purchases based on market conditions and our capital requirements.

We paid dividends to our shareholders of $1.6 million during the first six months of 2003, and $1.5 million during the first six months of 2002.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of June 30, 2003, we had $4.4 million of commercial paper debt outstanding, $3.8 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 1.2% as of June 30, 2003, a rate that is considered to be competitive with the market rates offered for similar instruments. As of June 30, 2003, Midland also had $75.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $23.0 million was outstanding. These lines of credit contain minimal covenants and are typically drawn and repaid over periods ranging from two weeks to three months. Additional short-term borrowing lines are available at the discretion of various lending institutions with comparable rates and terms. These short-term borrowings decreased $16.0 million from $39.0 million since December 31, 2002. Proceeds derived from the reduction in marketable securities were used to reduce these short-term borrowings. We also have a mortgage obligation related to the financing of our corporate headquarters building. As of June 30, 2003, the outstanding balance of this mortgage was $16.1 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December 2005. The effective interest rate on this obligation is 6.8%.

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

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased 4.1% from $739.8 million at December 31, 2002, to $770.0 million at June 30, 2003. This increase was due to positive cash flow from operations in the first half of 2003 plus a $25.6 million increase in the unrealized appreciation in the market value of securities held. The increase in the unrealized appreciation was due to a $6.9 million increase in unrealized appreciation related to the fixed income portfolio plus a $18.7 million increase in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, increased to $60.3 million as of June 30, 2003 from $52.2 million as of December 31, 2002.

Securities with unrealized gains and losses by category (equity and debt) and by time frame are summarized in the chart below:

Unrealized Gain (Loss) as of June 30, 2003

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions

Fixed Income Securities
Total Held In A Gain Position	$36,127	$548,815	591
Held In A Loss Position For Less Than 6 Months	(543)	56,024	44
Held In A Loss Position For More Than 6 Months And Less Than 12 Months	(233)	2,169	5
Held In A Loss Position For More Than 12 Months And Less Than 18 Months	(212)	1,349	3
Held In A Loss Position For More Than 18 Months	(91)	976	5

Fixed Income Total	$35,048	$609,333	648

Equity Securities
Total Held In A Gain Position	$68,940	$131,428	158
Held In A Loss Position For Less Than 6 Months	(137)	4,448	19
Held In A Loss Position For More Than 6 Months And Less Than 12 Months	(858)	8,121	36
Held In A Loss Position For More Than 12 Months And Less Than 18 Months	(1,383)	7,155	26
Held In A Loss Position For More Than 18 Months	(278)	2,047	5

Equity Total	$66,284	$153,199	244

Total Per Above	$101,332	$762,532	892
Accrued Interest and Dividends		7,479

Total Per Balance Sheet	$101,332	$770,011

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at June 30, 2003. However, the facts and circumstances related to these securities may change in future periods, which would result in “other-than-temporary” impairment in future periods.

The average duration of American Modern’s debt security investment portfolio as of June 30, 2003 was approximately 4.0 years which management believes provides adequate asset/liability matching.

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $1.2 million for the first six months of 2003. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. The budget for this project calls for future expenditures of $6.0 million to $7.0 million annually over the next two to three years, with additional spending thereafter to expand system compatibility and functionality. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs.

American Modern has a $60.0 million long-term credit facility available on a revolving basis at various rates. As of June 30, 2003, there was $30.0 million outstanding under these facilities.

During the first quarter of 2002, American Modern entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern’s long-term credit facility has been effectively fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of June 30, 2003 was $(2.1) million and is included in other payables and accruals.

Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 76% of American Modern’s accounts receivables relate to premium due directly from policyholders as of June 30, 2003. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures. Since December 31, 2002, American Modern’s accounts receivable has increased $7.1 million to $86.8 million as of June 30, 2003 due to the continued growth in insurance premiums written. American Modern’s receivable balance from its largest customer, GreenTree (formerly Conseco Agency, Inc.), decreased from $11.1 million as of December 31, 2002 to $9.0 million as of June 30, 2003. Conseco Agency filed for Chapter 11 bankruptcy on January 31, 2003, following the Chapter 11 filing of its parent company on December 18, 2002. Conseco Agency and the assets and certain liabilities including those to American Modern of Conseco Finance Company were part of an auction that was completed in March 2003. The final sale has now been consummated. GreenTree continued to generate insurance premiums from policy renewals in the first half of 2003, American Modern continues to do “business as usual” with respect to these insurance premiums. The GreenTree receivable is current at June 30, 2003 and we anticipate collecting this receivable in its entirety. If American Modern were unable to collect the amounts due to it from GreenTree, our financial condition and results would be negatively impacted.

Reinsurance recoverables and prepaid reinsurance premium decreased to $69.1 million at June 30, 2003 from $76.6 million at December 31, 2002. Of the $69.1 million, $3.5 million was currently due from reinsurers for claims paid and for which a contractual obligation to collect from a reinsurer exists. This decrease was primarily due to a $7.2 million decrease in ceded unearned premium. This fluctuation was due to a $10.7 million decrease in ceded unearned premium related to American Modern’s life operations which resulted from the transition to a monthly pay premium from a single pay premium and was offset by a $3.5 million increase in ceded unearned premium related to American Modern’s property and casualty operations. As previously discussed, a large percentage of the life business is ultimately ceded back to an insurance affiliate of the producing agent.

The increase in insurance loss reserves since December 31, 2002 is attributable to the heavy property and casualty losses incurred in the second quarter of 2003.

The $8.9 million increase in deferred federal income tax since December 31, 2002 is due to the increase in the unrealized gain on marketable securities.

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

The transportation subsidiaries entered into a seven-year lease in 2000 and a fifteen-year lease in 1999 for transportation equipment. Aggregate rental payments under these two operating leases over the next twelve years will approximate $7.3 million. M/G Transport has committed to acquire 30 new barges in 2003. Nineteen of these barges were purchased in the second quarter of 2003 at a total cost of $4.7 million and were financed by internally generated funds and intercompany advances. The remaining 11 barges are scheduled to be acquired in the third quarter of 2003 at a cost of $2.8 million. Upon delivery of all 30 barges, M/G Transport will finance the acquisition through a combination of internally generated funds and external borrowings. As of June 30, 2003, the transportation subsidiaries had $0.4 million of collateralized equipment obligations outstanding.

OTHER MATTERS

Comprehensive Income

The only differences between our net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the three and six-month periods ended June 30, 2003 and 2002, such changes increased or (decreased), net of related income tax effects, by the following amounts (amounts in 000’s):

	Three Months Ended June 30,		Six Months Ended June 30,

Changes in:	2003	2002	2003	2002

Net unrealized capital gains	$18,963	$1,098	$16,620	$1,488
Fair value of interest rate swap hedge	(67)	(552)	(86)	(392)

Total	$18,896	$546	$16,534	$1,096

For the six months ended June 30, 2003 and 2002, net unrealized gains (net of income tax effects) in equity securities increased (decreased) by $12.1 million and $(0.4) million, respectively. For fixed income securities, the net unrealized gains increased by $4.5 million and $1.9 million, respectively, for the same time periods.

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

Reinsurance Risks

By reinsuring certain levels and types of insurable risk with other insurance companies, American Modern limits its exposure to losses to that portion of the insurable risk it retains. However, if the reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern regularly evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. In addition, American Modern may require reinsurers to establish trust funds and maintain letters of credit to further minimize American Modern’s exposure. We do not believe there is any significant concentration of credit risk arising from any single reinsurer. We expect that American Modern’s reinsurers will satisfy their obligations. As of June 30, 2003, American Modern was owed $3.5 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists.

Other Than Temporary Impairment

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

In order to evaluate for other-than-temporary impairment, we conduct quarterly comprehensive reviews of individual portfolio holdings that have a market value less than their respective costs. As part of our review for other-than-temporary impairment, we track the respective cost and market values for all individual portfolio holdings with an unrealized loss. For securities where the market value is less than 80% of cost, we more closely monitor for signs of other-than- temporary impairment. We, with the assistance of our external professional money managers, apply both quantitative and qualitative criteria in our evaluation, including facts specific to each individual investment such as, but not limited to, the length of time the fair value has been below the cost, the extent of the decline, our intent to sell or hold the security, the expectation for each individual security’s performance, the credit worthiness and related liquidity of the issuer and the issuer’s business sector.

The evaluation for other-than-temporary impairment requires a significant amount of judgement. As such, there are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if a decline is other-than-temporary. These risks and uncertainties include the risks that:

1. The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated.

2. Our assessment of a particular issuer’s ability to meet all of its contractual obligations changes based on changes in the facts and circumstances related to the issuer.

3. New information is obtained or facts and circumstances change that cause a change in our ability or intent to hold a security to maturity or until it recovers in value.

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At June 30, 2003, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

For fixed income and equity securities, we consider the following factors, among others, to determine if a security is other-than-temporarily impaired:

•	the extent and duration to which market value is less than cost

•	historical operating performance

•	issuer news releases, including those disclosing that the issuer has committed an event of default (missed payment beyond grace period, bankruptcy filing, loss of principle customer or supplier, debt downgrade, disposal of segment, etc.

•	near term prospects for improvement of the issuer and/or its industry to include relevant industry conditions and trends

•	industry research and communications with industry specialists

•	third party research reports

•	credit rating reports

•	financial models and expectations

•	discussions with issuer’s management by investment manager

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery

•	time to conversion with respect to a mandatory convertible security

For fixed income securities, we also consider the following factors:

•	whether the unrealized loss is credit-driven or is a result of changes in market interest rates

•	the recoverability of principle and interest

•	the issuer’s ability to continue to obligated payments to security holders

The investment portfolio is comprised of various asset classes which are independently managed by external professional portfolio managers under the oversight and guidelines established by our investment committee. We evaluate the performance of the portfolio managers relative to benchmarks we believe appropriate given the asset class. Investment managers will manage the portfolio under these guidelines to maximize the return on their investment class. As part of their investment strategy, the investment managers will buy and sell securities based on changes in the availability of, and the yield on, alternative investments. Investment managers may also buy and sell investments to diversify risk, attain a specific characteristic such as duration or credit quality, rebalance or reposition the portfolio or for a variety of other reasons.

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgement we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by reallocating the capital from the security, the manager may sell the security and reallocate the capital, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other than temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have the intent to sell a security in the near term and there is an unrealized loss, we record an other than temporary impairment prior to the sale of the security. At June 30, 2003, we had no securities with an unrealized loss for which there is an intent to sell in the near term.

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

Intangible Assets (Goodwill)

As required by SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002. Based on the impairment test required by SFAS No. 142 in the quarter ended March 31, 2002, a non-recurring charge of $1.5 million after-tax was taken against income and is reported as cumulative effect of change in accounting principle in the income statement. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a 10-year period. As of June 30, 2003, our remaining goodwill balance was $2.1 million and is included in other assets.

Special Purpose Vehicles or Off Balance Sheet Business Arrangements

We do not utilize any special purpose financing vehicles or have any undisclosed off-balance sheet arrangements. Similarly, we hold no fair value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, in April 2003 and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in May 2003. The adoption of SFAS Nos. 149 and 150 did not have a material impact on Midland’s consolidated financial position or results of operations.

On July 1, 2003, Midland adopted the provisions of FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Midland has identified a synthetic lease arrangement for certain transportation equipment in which Midland will be deemed to be the primary beneficiary as the registrant maintains the majority of the variable interests in this leased asset. Upon the adoption of FIN 46, the company will consolidate this operating lease asset and record a corresponding liability of approximately $2,000,000. Midland is continuing to refine its analysis of this transaction and the final adjustment to be recorded in the third quarter of 2003 may be subject to change; however, such change, if any is not expected to be material.

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

Interest rate risk is the risk that American Modern will incur economic losses due to adverse changes in interest rates. The risk arises from many of American Modern’s investment activities, as American Modern invests substantial funds in interest-sensitive assets. American Modern manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures American Modern uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.0 year duration of American Modern’s fixed income portfolio as of June 30, 2003, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $636.7 million debt security portfolio by 4.0%, or $25.5 million.

Equity price risk is the risk that American Modern will incur economic losses due to adverse changes in a particular stock or stock index. American Modern’s equity exposure consists primarily of declines in the value of its equity security holdings. As of June 30, 2003, American Modern had $150.8 million in equity holdings, including $57.2 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $5.7 million. As of June 30, 2003, the remainder of American Modern’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 1.08. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.8%.

The active management of market risk is integral to American Modern’s operations. American Modern has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer determined, as of the evaluation date, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

INDEPENDENT ACCOUNTANTS’ REPORT

The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations for the three-months and six-months periods ended June 30, 2003 and 2002 and of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche LLP
Cincinnati, Ohio

July 17, 2003

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
JUNE 30, 2003

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
On February 5, 2003, the company provided notice to company executive officers and directors regarding a blackout period for the Midland common stock under the Midland-Guardian Co. Salaried Employees 401(k) Savings Plan. The blackout period was imposed in order to change the outside administration and record keeping company for the plan and began on February 21, 2003 and ended on the scheduled termination date of April 3, 2003. Questions regarding the blackout period may be directed to John Von Lehman, 7000 Midland Boulevard, Amelia, Ohio 45102, telephone number (513) 943-7100.

Item 6.	Exhibits and Reports on Form 8-K
	a)	Exhibit 15 — Letter re: Unaudited Interim Financial Information
Exhibit 31.1 — Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K — The company filed a Current Report on Form 8-K on April 9, 2003 pursuant to Item 7 and Item 12, relating to a management presentation dated April 9, 2003 and a company press release dated April 8, 2003. This filing was amended on April 23, 2003 to include an additional explanation of non-GAAP financial measures relating to the statutory combined ratio. The company also filed a Current Report on Form 8-K on April 18, 2003 related to the earnings release for the quarter ended March 31, 2003. The company filed a Current Report on Form 8-K on May 23, 2003 relating to a press release announcing the company’s estimate of losses from recent storms.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDLAND COMPANY
Date July 17, 2003	s/John I. Von Lehman
John I. Von Lehman, Executive Vice President, Chief Financial Officer and Secretary