Form 10-Q
period 2003-09-30
MIDLAND CO
filed 2003-11-12
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2003

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-6026

The Midland Company

(Exact name of registrant as specified in its charter)

Ohio	31-0742526

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

7000 Midland Boulevard, Amelia, Ohio 45102-2607
(Address of principal executive offices)
(Zip Code)

(513) 943-7100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _✓_.   No ____.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _✓_.   No ____.

     The number of common shares outstanding as of November 1, 2003 was 17,641,529.

PART I. FINANCIAL INFORMATION
THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
Amounts in 000’s

	(Unaudited)
	Sept. 30,	Dec. 31,
ASSETS	2003	2002

MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $608,998 at September 30, 2003 and $572,768 at December 31, 2002)	$639,034	$600,920
Equity (cost, $87,740 at September 30, 2003 and $91,239 at December 31, 2002)	153,633	138,838

Total	792,667	739,758

CASH	6,308	5,975

ACCOUNTS RECEIVABLE — NET	94,372	91,633

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	74,258	76,626

PROPERTY, PLANT AND EQUIPMENT — NET	69,410	61,510

DEFERRED INSURANCE POLICY ACQUISITION COSTS	93,936	96,396

OTHER ASSETS	18,445	18,776

TOTAL ASSETS	$1,149,396	$1,090,674

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
Amounts in 000’s

	(Unaudited)
	Sept. 30,	Dec. 31,
LIABILITIES & SHAREHOLDERS' EQUITY	2003	2002

UNEARNED INSURANCE PREMIUMS	$405,838	$406,311

INSURANCE LOSS RESERVES	198,159	164,717

INSURANCE COMMISSIONS PAYABLE	31,598	30,654

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	6,095	2,977

LONG-TERM DEBT	55,447	47,163

OTHER NOTES PAYABLE:
Banks	19,000	39,000
Commercial paper	3,267	4,238

Total	22,267	43,238

DEFERRED FEDERAL INCOME TAX	42,775	35,642

OTHER PAYABLES AND ACCRUALS	53,280	51,064

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 17,626 shares at September 30, 2003 and 17,566 shares at December 31, 2002 after deducting treasury stock of 4,230 shares and 4,290 shares, respectively)	911	911
Additional paid-in capital	23,200	22,516
Retained earnings	290,636	279,826
Accumulated other comprehensive income	60,798	47,573
Treasury stock — at cost	(41,512)	(41,605)
Unvested restricted stock awards	(96)	(313)

Total	333,937	308,908

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,149,396	$1,090,674

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
Amounts in 000’s (except per share information)

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,

	2003	2002	2003	2002

REVENUES:
Insurance:
Premiums earned	$474,770	$425,794	$164,290	$148,417
Net investment income	24,634	26,114	8,195	8,706
Net realized investment gains (losses)	2,240	(6,968)	1,190	(5,607)
Other insurance income	10,565	9,799	3,568	3,460
Transportation	19,736	16,815	6,915	5,404
Other	207	437	64	96

Total	532,152	471,991	184,222	160,476

COSTS AND EXPENSES:
Insurance:
Losses and loss adjustment expenses	297,222	250,686	105,139	98,473
Commissions and other policy acquisition costs	133,676	124,049	44,953	41,704
Operating and administrative expenses	63,335	62,655	21,612	19,685
Transportation operating expenses	18,756	16,666	6,339	5,118
Interest expense	2,782	2,703	961	850

Total	515,771	456,759	179,004	165,830

INCOME (LOSS) BEFORE FEDERAL INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	16,381	15,232	5,218	(5,354)
PROVISION (CREDIT) FOR FEDERAL INCOME TAX	3,060	2,625	929	(2,739)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	13,321	12,607	4,289	(2,615)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — NET	—	(1,463)	—	—

NET INCOME (LOSS)	$13,321	$11,144	$4,289	$(2,615)

BASIC EARNINGS (LOSSES) PER SHARE OF COMMON STOCK:
Income before change in accounting principle	$0.77	$0.72	$0.25	$(0.15)
Cumulative effect of change in accounting principle	—	(0.08)	—	—

Total	$0.77	$0.64	$0.25	$(0.15)

DILUTED EARNINGS (LOSSES) PER SHARE OF COMMON STOCK:
Income before change in accounting principle	$0.74	$0.70	$0.23	$(0.15)
Cumulative effect of change in accounting principle	—	(0.08)	—	—

Total	$0.74	$0.62	$0.23	$(0.15)

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$.14250	$.13125	$0.04750	$0.04375

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
Amounts in 000’s

				Accumulated		Unvested
		Additional		Other Com-		Restricted		Compre-
	Common	Paid-In	Retained	prehensive	Treasury	Stock		hensive
	Stock	Capital	Earnings	Income	Stock	Awards	Total	Income

BALANCE, DECEMBER 31, 2001	$911	$20,386	$264,057	$45,875	$(38,698)	$(655)	$291,876
Comprehensive income:
Net income			11,144				11,144	$11,144
Decrease in unrealized gain on marketable securities, net of related income tax effect of $2,253				(4,366)			(4,366)	(4,366)
Other, net of federal income tax of $654				(1,215)			(1,215)	(1,215)

Total comprehensive income								$5,563

Purchase of treasury stock					(3,593)		(3,593)
Issuance of treasury stock for options exercised and employee savings plan		484			853		1,337
Cash dividends declared			(2,304)				(2,304)
Federal income tax benefit related to the exercise or granting of stock awards		1,561					1,561
Amortization and cancellation of unvested restricted stock awards		(26)			(27)	249	196

BALANCE, SEPTEMBER 30, 2002	$911	$22,405	$272,897	$40,294	$(41,465)	$(406)	$294,636

BALANCE, DECEMBER 31, 2002	$911	$22,516	$279,826	$47,573	$(41,605)	$(313)	$308,908
Comprehensive income:
Net income			13,321				13,321	$13,321
Increase in unrealized gain on marketable securities, net of related income tax effect of $7,070				13,108			13,108	13,108
Other, net of federal income tax of $63				117			117	117

Total comprehensive income								$26,546

Purchase of treasury stock					(944)		(944)
Issuance of treasury stock for options exercised and employee savings plan		563			1,039		1,602
Cash dividends declared			(2,511)				(2,511)
Federal income tax benefit related to the exercise or granting of stock awards		123					123
Amortization and cancellation of unvested restricted stock awards		(2)			(2)	217	213

BALANCE, SEPTEMBER 30, 2003	$911	$23,200	$290,636	$60,798	$(41,512)	$(96)	$333,937

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
Amount in 000’s

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,321	$11,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,739	6,013
Cumulative effect of change in accounting for goodwill	—	2,251
Net realized investment losses (gains)	(2,063)	6,386
Increase in insurance loss reserves	33,442	11,404
Increase in funds held under reinsurance agreements and reinsurance payables	3,118	44
Increase in net accounts receivable	(2,739)	(13,029)
Decrease (increase) in deferred insurance policy acquisition costs	2,460	(1,476)
Increase (decrease) in other accounts payable and accruals	2,449	(10,918)
Decrease (increase) in reinsurance recoverables and prepaid reinsurance premiums	2,368	(6,360)
Increase in insurance commissions payable	944	3,294
Increase (decrease) in unearned insurance premiums	(473)	26,294
Decrease (increase) in other assets	(404)	744
Other-net	2,776	912

Net cash provided by operating activities	61,938	36,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(382,606)	(209,125)
Sale of marketable securities	232,632	130,363
Maturity of marketable securities	76,860	42,963
Decrease in cash equivalent marketable securities	39,662	10,721
Acquisition of property, plant and equipment	(12,049)	(8,497)
Proceeds from sale of property, plant and equipment	280	159

Net cash used in investing activities	(45,221)	(33,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in net short-term borrowings	(20,971)	(1,195)
Issuance of long term debt	7,497	—
Dividends paid	(2,441)	(2,245)
Issuance of treasury stock	1,602	1,337
Repayment of long-term debt	(1,127)	(1,086)
Purchase of treasury stock	(944)	(3,593)

Net cash used in financing activities	(16,384)	(6,782)

NET INCREASE (DECREASE) IN CASH	333	(3,495)
CASH AT BEGINNING OF PERIOD	5,975	11,286

CASH AT END OF PERIOD	$6,308	$7,791

INTEREST PAID	$2,542	$2,778
INCOME TAXES PAID	$1,500	$6,000

See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2002 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the nine and three-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in Midland’s Annual Report on Form 10-K.

Certain reclassifications have been made to the 2002 amounts to conform to 2003 classifications.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and restricted stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS

Nine months ended September 30:
2003	17,411	17,919

2002	17,312	17,868

Three months ended September 30:
2003	17,420	17,913

2002	17,341	17,341

Potential diluted common shares of 576 were not included in computing diluted per share amounts for the three months ended September 30, 2002 because the effects were anti-dilutive.

3. INCOME TAXES

The federal income tax provisions for the three and nine-month periods ended September 30, 2003 and 2002 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,

	2003	2002	2003	2002

Federal income tax at statutory rate (including a tax credit of $787 in 2002 on the cumulative effect of change in accounting principle)	$5,733	$4,544	$1,826	$(1,873)
Add (deduct) the tax effect of:
Tax exempt interest and excludable dividend icome	(2,773)	(2,965)	(939)	(954)
Other — net	100	259	42	88

Provision (credit) for federal income tax	$3,060	$1,838	$929	$(2,739)

4. SEGMENT DISCLOSURES

Since Midland’s annual report for 2002, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2003 and 2002 is as follows (000’s):

	Nine Months Ended Sept. 30, 2003			Three Months Ended Sept. 30, 2003

		Revenues-	Pre-Tax	Revenues-	Pre-Tax
	Total	External	Income	External	Income
	Assets	Customers	(Loss)	Customers	(Loss)

Reportable Segments:
Insurance:
Manufactured housing	n/a	$245,038	$21,156	$81,263	$6,535
Other	n/a	240,297	(6,418)	86,595	(2,418)
Unallocated	$1,091,933	—	2,235	—	833
Transportation	32,866	19,736	771	6,915	455
Corporate and all other	—	—	(1,363)	—	(187)

			$16,381		$5,218

	Nine Months Ended Sept. 30, 2002			Three Months Ended Sept. 30, 2002

		Revenues-	Pre-Tax	Revenues-	Pre-Tax
	Total	External	Income	External	Income
	Assets	Customers	(Loss)	Customers	(Loss)

Reportable Segments:
Insurance:
Manufactured housing	n/a	$244,016	$13,689	$81,953	$(179)
Other	n/a	191,577	4,585	69,924	(4,383)
Unallocated	$1,034,653	—	(1,029)	—	(351)
Transportation	22,585	16,815	8	5,404	219
Corporate and all other	—	—	(2,021)	—	(660)

			$15,232		$(5,354)

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. Certain amounts are not allocated to segments (“n/a” above) by the Company.

5. STOCK OPTIONS

Midland accounts for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, no compensation cost has been recognized for the stock option plans. Had the Company accounted for stock based employee compensation under the fair value method (SFAS 123), the Company’s net income and earnings per share for the three and nine-months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,

	2003	2002	2003	2002

Net Income (Loss) as Reported	$13,321	$11,144	$4,289	$(2,615)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	705	550	197	150

Pro forma Net Income (Loss)	$12,616	$10,594	$4,092	$(2,765)

Basic Shares	17,411	17,312	17,420	17,341
Diluted Shares	17,919	17,868	17,913	17,341
Earnings per share:
Basic — as reported	$0.77	$0.64	$0.25	($0.15)
Basic — pro forma	0.73	0.61	0.23	(0.16)
Diluted — as reported	$0.74	$0.62	$0.23	($0.15)
Diluted — pro forma	0.70	0.59	0.23	(0.16)

Compensation expense in the pro-forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Midland adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, which established reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. At September 30, 2003, Midland’s investment portfolio included approximately $46.2 million of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three and nine months periods ended September 30, 2003, Midland recorded pre-tax gains on these securities of $467,000 and $177,000, respectively. For the three and nine month periods ended September 30, 2002, Midland recorded pre-tax losses on these securities of $860,000 and $582,000, respectively.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be 100% effective and thus the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no income statement impact. At September 30, 2003 and 2002, the accumulated derivative income (loss) recorded in Other Comprehensive Income, net of deferred taxes, amounted to $117,000 and $(1,215,000), respectively. The swaps mature on December 1, 2005.

7. CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2002 Midland adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to the impairment approach. Upon the adoption of the statement, Midland ceased amortizing goodwill, including goodwill recorded from past business combinations. As a result of the impairment test, Midland recorded an impairment charge of $1,463,000 (net of tax), or $0.08 per share (diluted), in the quarter ended March 31, 2002. This charge is reported separately in Midland’s statement of operations as a Cumulative Effect of Change in Accounting Principle. The fair value of that reporting unit was estimated using the expected present value of future cash flows. There have been no additional impairment charges incurred since March 31, 2002. At September 30, 2003, Midland’s remaining goodwill balance, all of which is attributable to the Other Insurance segment, was $2,145,000.

8. NEW ACCOUNTING STANDARDS

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

On July 1, 2003, Midland adopted the provisions of FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Midland has a synthetic lease arrangement for certain transportation equipment in which Midland was deemed to be the primary beneficiary as the registrant maintains the majority of the variable interests in this leased asset. In the third quarter of 2003, the company consolidated this operating lease asset by recording the leased asset and corresponding liability of $1.9 million.

9. SUBSEQUENT EVENT

During the first three weeks of October 2003, American Modern has experienced some level of losses from wildfires in California. We are currently assessing the potential impact of these losses.

ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include, but are not limited to certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2003 and beyond. In some cases you can identify forward-looking statements by such terms as “may,” “will,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions or the negative versions of such expressions. The forward-looking statements involve risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the company or its subsidiaries, changes in the business tactics or strategies of the company, its subsidiaries or its current or anticipated business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the company’s filings with the SEC, any one of which might materially affect the operations of the company or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

OVERVIEW OF RECENT TRENDS

Motorcycle

In the second half of 2000, American Modern acquired the motorsport book (motorcycle and, to a lesser extent, snowmobile and watercraft) from GuideOne Insurance Company. As a result of this acquisition, motorcycle gross written premium contributed significantly to American Modern’s overall growth in 2001 and 2002 and this growth continued in 2003, although at a more modest rate. Management believes that the underwriting results of the motorcycle product have been less than expected, due partly to product positioning, inadequate rate levels and higher than expected losses. As a result, rate increases of 20-25% were sought in 2003 and more stringent underwriting was applied to the motorcycle product.

These rate increases have now been approved and are in the process of being implemented in the marketplace. The increased rates will have little impact on our underwriting results in 2003, but will begin to positively influence our underwriting results in 2004.

Motorcycle gross written premium in the third quarter and first nine months of 2003 was only moderately ahead of 2002 levels.

In the third quarter of 2003, motorcycle gross written premium increased 4.4% to $14.9 million from $14.2 million in the third quarter of 2002. Net earned premium related to the motorcycle product increased 16.8% to $15.5 million in the third quarter of 2003 from $13.3 million in the prior year’s third quarter. We originally projected a loss of approximately $0.21 per share (after-tax) related to the motorcycle product, reflecting the seasonality that is expected with this line business, as the peak usage occurs in the summer months. Our actual loss on the motorcycle line for the third quarter was approximately $0.28 per share (after-tax), up from $0.17 per share (after-tax) for the third quarter of 2002.

On a year-to-date basis, motorcycle gross premium written increased 2.5% to $52.1 million in the first nine months of 2003 from $50.9 million in the nine months of 2002. Net earned premium increased 28.8% to $44.4 million in the nine months of 2003 from $34.5 million in the prior year’s first nine months. From a profitability perspective, the net loss on the motorcycle product for the first nine months of 2003 totaled $0.45 per share (after-tax), up from $0.17 per share (after-tax) in the first nine months of 2002.

Site-Built Dwelling

During the third quarter of 2002, American Modern de-emphasized its standard homeowner programs in favor of its dwelling fire programs which have more restrictive coverages. American Modern undertook a careful review of all of its site-built dwelling programs with the intent of targeting those properties that fell outside the parameters of the standard homeowner’s insurance market. As a result of these actions, American Modern is achieving positive growth from its dwelling fire programs while experiencing the intended decrease in homeowner programs. More specifically, dwelling fire gross written premium increased 56.8% to $21.2 million in the third quarter of 2003 from $13.5 million in the third quarter of 2002. On a year-to-date basis, the dwelling fire product increased 76.6% to $57.6 million in the first nine months of 2003 compared to $32.6 million in the prior year’s first nine months. Conversely, no homeowner premium was written in the third quarter of 2003 as compared to gross written premium of $11.2 million in this product in the prior year’s third quarter. On a year-to-date basis, homeowner gross written premium decreased 87.4% to $3.4 million from $26.8 million in the prior year’s first nine months.

Manufactured Housing Premium

Manufactured homes have historically represented approximately one out of every five new single family housing starts in the United States. The industry became over built during the period between 1997 and 1999 as credit became readily available. New manufactured home sales were slower than historical averages during 2002 and shipments in 2003 are expected to be approximately 10% below 2002 levels. As a result, during the past several years American Modern has experienced a decrease in its manufactured housing insurance premium volume due to a decline in the premium generated through its point of sale channel of distribution coupled with American Modern’s decision to terminate unprofitable business. American Modern was approved for rate increases in 2002 and 2003. As a result of these rate increases, the manufacturing housing gross written premium increased 7.8% to $88.6 million in the third quarter of 2003 from $82.2 million in the third quarter of 2002. On a year-to-date basis, gross written premium related to the manufacturing housing product increased 6.9% to $246.8 million in the first nine months of 2003 from $230.8 million in the first nine months of 2002.

Other Products

Other products include watercraft, snowmobile, recreational vehicle, physical damage on long-haul trucks, extended service contracts, collateral protection, mortgage fire and excess and surplus lines. The growth in American Modern’s other property and casualty specialty insurance products has also contributed to American Modern’s overall growth in recent years as well as in 2003. During the third quarter of 2003, gross written premium from American Modern’s other property and casualty insurance products increased collectively 50.3% to $59.6 million in the third quarter of 2003 from $39.6 million during the prior year’s third quarter. On a year-to-date basis, gross written premium from other property and casualty insurance products collectively increased 36.2% to $150.6 million in the first nine months of 2003 from $110.5 million in the first nine months of 2002. The watercraft, mortgage fire, recreational vehicle and the excess and surplus lines products are primarily driving this growth. In the third quarter of 2003, these products collectively increased 145.0% to $37.3 million from $15.2 million in the third quarter of 2002. On a year-to-date basis, the aforementioned four products collectively increased 84.1% to $90.0 million from $48.9 million in the 2002 nine-month period.

Rate Increases

We have been approved for and are implementing nationwide rate increases in our manufactured housing products. These rate increases have averaged approximately three percent during 2003 and were approximately nine to ten percent in the prior year. We have also received approval for, and are implementing double digit rate increases in many of our other major product lines. As previously mentioned, rate increases of approximately 20% to 25% have been approved related to the motorcycle product, however, these rate increases are expected to have minimal impact on earned premium in 2003.

Fire Loss Ratio

American Modern experienced higher than normal levels of losses caused by fire in its manufactured housing and site-built lines during the second half of 2000 and continuing through most of 2001 and 2002. It is American Modern’s experience that the fire loss ratio increases during economic downturns. In response to this trend, American Modern began aggressively pursuing rate increases in its manufactured housing products and site-built programs in 2002 and 2003 and these rate increases have now been approved. Beginning in the second quarter of 2003 and continuing into the third quarter of 2003, the manufactured housing and site-built fire loss ratios have decreased to normal levels.

Changing Mix of American Modern’s Distribution Channels

Over the past 15-27 months, American Modern has experienced a significant increase in the percentage of its gross written premium generated through its agency channel driven by its growth in motorcycle and site-built dwelling premium and also due to American Modern’s successful conversion of agency books of business to American Modern from other insurance companies. Also during this time frame, American Modern’s premium volume generated by its lender and point of sale channels decreased as a result of the slowdown in new manufactured housing sales and the decision to terminate certain unprofitable books of business.

Shift Away from Chattel Financing

Manufactured housing sales have traditionally been financed as personal property through a financing transaction referred to as chattel financing. Over the last several years, several large chattel lenders have ceased, or substantially reduced, lending for manufactured housing. As a result, manufactured housing sales have slowed and there has been a shift to more traditional mortgage loan financing on manufactured homes. American Modern has or had relationships with several of the chattel lenders who reduced their lending or exited this market. This, coupled with American Modern’s decision to terminate certain unprofitable business in the lender channel, has resulted in a decrease in the amount of premium volume American Modern has generated through its lender channel.

OVERVIEW OF PROPERTY AND CASUALTY UNDERWRITING RESULTS

For the third quarter, American Modern’s property and casualty combined ratio (losses and expenses as a percent of earned premium) was 104.7 percent, compared with 107.3 percent a year ago. Catastrophe losses during the third quarter of 2003 had a 4.9 point impact on the combined ratio, compared with a 3.0 point impact a year ago.

Our third quarter results were lower due to two primary reasons: weather related catastrophes and above normal losses in our motorcycle line.

Pre-tax weather related catastrophe losses in the current third quarter were $7.9 million, $0.29 per share diluted, as compared to $4.4 million, $0.16 per share diluted, in the prior year’s third quarter. A normal level of catastrophe losses in a third quarter would be approximately $5.9 million on a pre-tax basis. Hurricane Isabel was the single largest contributor to our catastrophe losses in the current quarter. Net after-tax losses from Hurricane Isabel were $2.3 million, or $0.13 per share diluted. The losses from Isabel were substantially reduced by our normal catastrophe reinsurance program plus a special “one time” second event cover which provided significant protection during the event of a second major catastrophe in 2003. While a similar second event coverage will not be available for the remainder of 2003, the normal catastrophe reinsurance program will continue to be in place.

American Modern experienced higher than expected losses from its motorcycle product during the third quarter of 2003. The actual loss from the motorcycle product for the third quarter was approximately $0.28 per share (after -tax), up from $0.17 per share (after-tax) for the third quarter of 2002.

Reclassification of Policy Service Fees

American Modern charges a service fee to those policyholders who elect to pay their insurance premium in installments. Historically, American Modern treated these fees as a recovery of processing costs and accounted for the fees as an offset to the related operating expense. American Modern has reclassified these fees as revenues for reporting purposes. This change has no impact on net income, however, the change will add 1.3 percentage points to the year-to-date and quarterly combined ratio of the property and casualty operations. On a pre-tax basis, these fees amounted to $2.1 million and $1.9 million in the third quarter of 2003 and 2002, respectively, and $6.0 million and $5.1 million in the first nine months of 2003 and 2002, respectively. All prior period data have been reclassified to conform to the current method of presenting these policy service fees.

RESULTS OF OPERATIONS

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the three and nine-month periods ended September 30, 2003 and 2002 ($000):

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	Gross	Net	Net	Gross	Net	Net
	Written	Written	Earned	Written	Written	Earned
Business Segment	Premium	Premium	Premium	Premium	Premium	Premium

Manufactured Housing	$246.8	$232.9	$245.0	$230.8	$220.8	$244.0
All Other Insurance and Services:
Other Property & Casualty Specialty Products	263.6	243.4	219.7	220.7	211.0	173.1
Life Operations	10.2	8.9	10.1	40.8	9.5	8.7

Total	$520.6	$485.2	$474.8	$492.3	$441.3	$425.8

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

	Gross	Net	Net	Gross	Net	Net
	Written	Written	Earned	Written	Written	Earned
Business Segment	Premium	Premium	Premium	Premium	Premium	Premium

Manufactured Housing	$88.6	$83.4	$81.3	$82.2	$79.1	$82.0
All Other Insurance and Services:
Other Property & Casualty Specialty Products	95.7	85.1	79.4	78.6	75.1	63.3
Life Operations	4.7	5.8	3.6	11.3	3.7	3.1

Total	$189.0	$174.3	$164.3	$172.1	$157.9	$148.4

Manufactured Housing

Although the manufactured housing industry continues to be depressed, American Modern’s gross written premium related to this product increased 7.8% and 6.9% in the third quarter and nine months, of 2003 compared to the comparable periods in 2002. These increases are primarily the result of rate increases approved in 2002, which were partially offset by a decline in in-force policies.

Losses and loss adjustment expenses are discussed further for the total insurance segment. Several other items, such as investment income, are allocated to product lines, but are more meaningfully discussed in total and have been included in the sections that follow.

All Other Insurance

Gross written premiums in American Modern’s other specialty property and casualty products (non-manufactured housing products) collectively increased 21.8% in the third quarter of 2003 compared to the prior year’s third quarter. On a year-to-date basis, American Modern’s other specialty property and casualty products collectively increased 19.4% compared to the first nine months of 2002. The primary drivers of this growth in the third quarter and first nine months of 2003 were the watercraft, mortgage fire, recreational vehicle and excess and surplus lines products.

The decrease in the credit life gross written premium is due to industry regulatory actions which mandate a monthly pay product on real estate secured loans rather than a single premium. This change affects gross written premium, which decreased 58.7% and 75.0% during the third quarter and first nine months of 2003, respectively. The change is expected to have little impact on net earned premium. During the third quarter and first nine months of 2003, credit life net earned premium actually increased 15.5% and 15.3%, respectively. A large percentage of our credit life business is ultimately ceded back to an insurance affiliate of the producing agent.

Other insurance income increased $0.1 million and $0.8 million in the third quarter and first nine months, respectively, of 2003 compared to the comparable periods in 2002. These increases were due to the increases in fee income related to property and casualty installment premium payments.

Insurance Investment Income and Realized Capital Gains

American Modern’s net investment income decreased $0.5 million to $8.2 million in the third quarter of 2003 from $8.7 million in the third quarter of 2002. On a year-to-date basis, net investment income decreased $1.5 million to $24.6 million in the first nine months of 2003 from $26.1 million in the first nine months of 2002. These decreases are due to lower reinvestment rates relative to American Modern’s fixed income portfolio. The annualized pre-tax investment yield, on a cost basis, of American Modern’s fixed income portfolio was 5.5% in the first nine months of 2003 compared to 6.5% during the first nine months of 2002.

Our realized investment gains and losses are comprised of three items; embedded derivatives, other-than-temporary impairments and capital gains and losses from the sale of securities.

After-tax income from embedded derivatives which are included (on a pre-tax basis) in net realized capital gains (losses) amounted to $0.3 million, $0.02 per share (diluted), during the third quarter of 2003 compared to a loss of $(0.6) million, $(0.03) per share (diluted), in the prior year’s third quarter. On year-to-date basis, after-tax income from embedded derivatives was $0.1 million, $0.01 per share (diluted), during the first nine months of 2003 compared to a loss of $(0.4) million, $(0.02) per share (diluted) during the comparable period in 2002.

Also included in net realized capital gains (losses) in the first nine months of 2003 were after-tax losses of $(1.2) million, $(0.07) per share (diluted), resulting from the write-down (other-than-temporary impairment) of several lower rated securities in American Modern’s investment portfolio. There were no impairment losses in the third quarter of 2003. There were after-tax impairment losses of $(2.4) million, $(0.13) per share (diluted), in the third quarter and first nine months of 2002.

Excluding the impact of derivative and impairment losses, American Modern’s after-tax net realized capital gains increased to $0.5 million, $0.03 per share (diluted), in the third quarter of 2003 from a loss of $(0.7) million, $(0.04) per share (diluted), in the third quarter of 2002. On a year-to-date basis, after-tax realized capital gains increased to $2.6 million, $0.14 per share (diluted), from a loss of $(1.8) million, $(0.10) per share (diluted), in the first nine months of 2002.

Insurance Losses and Loss Adjustment Expenses (LAE)

American Modern’s losses and loss adjustment expenses in the third quarter of 2003 increased 6.8% to $105.1 million from $98.5 million in the prior year’s third quarter. This increase was due to significant increases in catastrophe losses coupled with premium growth and increased losses from the motorcycle product. Catastrophe losses on a pre-tax basis increased $3.5 million in the third quarter of 2003 to $7.9 million from $4.4 million in the third quarter of 2002. These losses were primarily from Hurricane Isabel, which struck the United States in September, 2003. Pre-tax losses from the motorcycle product increased to $17.3 million in the third quarter of 2003 from $13.3 million in the year ago third quarter.

On a year-to-date basis, American Modern’s losses and loss adjustment expenses increased 18.6% from $250.7 million in 2002 to $297.2 million in 2003. This increase was driven by premium growth plus significant increases in catastrophe losses, motorcycle losses and losses associated with the commercial lines product which American Modern exited in 2001. Catastrophe losses on a pre-tax basis increased $15.8 million from $15.8 million in the first nine months of 2002 to $31.6 million in the current period. These catastrophe losses added 6.8 percentage points to the combined ratio compared to 3.8 percentage points in the year ago period. A normal level of catastrophe losses for the first nine months would be approximately $26.4 million on a pre-tax basis.

Insurance Commissions, Other Policy Acquisition Costs and Operating and Administrative Expenses

American Modern’s commissions and other policy acquisition costs and operating and administrative expenses increased 8.4% to $66.6 million in the third quarter of 2003 from $61.4 million in the year ago third quarter.

On a year-to-date basis, commissions and other policy acquisition costs and operating and administrative expenses increased 5.5% to $197.0 million in the first nine months of 2003 from $186.7 million in the comparable year ago period.

These increases in both the three and nine-month periods were primarily due to the increase in net earned premium offset by a decrease in the commission rate, and, in legal, incentive and system development costs.

TRANSPORT

M/G Transport, Midland’s transportation subsidiary, reported revenues for the third quarter of 2003 of $6.9 million compared to $5.4 million in the third quarter of 2002. Pre-tax income increased to $0.5 million in the third quarter of 2003 from $0.2 million in the prior year’s third quarter.

M/G Transport’s year-to-date revenues increased to $19.7 million in the first nine months of 2003 from $16.8 million in the year ago first nine months. Pre-tax income improved to a profit of $0.8 million in the nine months of 2003 compared to a break-even situation in the prior year’s first nine months.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

We have certain obligations and commitments to make future payments under contracts. As of September 30, 2003, the aggregate obligations on a consolidated basis were (amounts in 000’s):

		Payments Due by Period

		Less than	2-5	After 5
	Total	1 Year	Years	Years

Long-term debt	$55,447	$1,623	$53,824	$—
Other notes payable	22,267	22,267	—	—
Annual commitments under non-cancelable leases	6,538	627	2,738	3,173

Total	$84,252	$24,517	$56,562	$3,173

Other than the annual commitments under non-cancelable leases noted above, there are no other material off-balance sheet obligations or guarantees.

On January 25, 2001 our Board of Directors approved an increase in the number of shares authorized under our share repurchase program from 1,000,000 shares to 2,000,000 shares on a post split basis. Ten thousand shares were repurchased in the open market under our share repurchase program during the first nine months of 2003 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. There were additional stock repurchase transactions consummated in connection with our associate stock incentive programs during the first nine months of 2003. On April 25, 2002, our Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2004. The resolution does not require us to repurchase our shares, but rather gives management discretion to make purchases based on market conditions and our capital requirements.

We paid dividends to our shareholders of $2.4 million during the first nine months of 2003, and $2.3 million during the first nine months of 2002.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of September 30, 2003, we had $3.3 million of commercial paper debt outstanding, $2.6 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 1.1% as of September 30, 2003, a rate that is considered to be competitive with the market rates offered for similar instruments. As of September 30, 2003, Midland also had $75.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $19.0 million was outstanding. These lines of credit contain minimal covenants and are typically drawn and repaid over periods ranging from two weeks to three months. Additional short-term borrowing lines are available at the discretion of various lending institutions with comparable rates and terms. These short-term borrowings decreased $20.0 million from $39.0 million since December 31, 2002. Proceeds derived from the reduction in marketable securities were used to reduce these short-term borrowings. We also have a mortgage obligation related to the financing of our corporate headquarters building. As of September 30, 2003, the outstanding balance of this mortgage was $15.9 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December 2005. The effective interest rate on this obligation is 6.8%.

On October 21, 2003 Midland filed a “universal shelf registration statement” with the Securities and Exchange Commission. A shelf registration, or delayed offering, of securities allows companies to register securities under the Securities Act of 1933 for future sale, thereby avoiding potential time-consuming delays inherent in the registration process. Under this process, companies are permitted to register securities in advance of their expected sale date and “put them on the shelf” for future use. This registration statement will allow the company to offer from time to time up to $150 million in various types of securities, including debt, preferred stock and common stock.

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

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased 7.2% from $739.8 million at December 31, 2002, to $792.7 million at September 30, 2003. This increase was due to positive cash flow from operations in the nine months of 2003 plus a $20.2 million increase in the unrealized appreciation in the market value of securities held. The increase in the unrealized appreciation was due to a $1.9 million increase in unrealized appreciation related to the fixed income portfolio plus a $18.3 million increase in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, increased to $59.0 million as of September 30, 2003 from $52.2 million as of December 31, 2002.

Securities with unrealized gains and losses by category (equity and debt) and by time frame are summarized in the chart below:

Unrealized Gain (Loss) as of September 30, 2003

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions

Fixed Income Securities
Total Held In A Gain Position	$31,280	$567,210	643
Held In A Loss Position For Less Than 3 Months	(440)	21,835	22
Held In A Loss Position For More Than 3 Months And Less Than 9 Months	(519)	39,929	37
Held In A Loss Position For More Than 9 Months And Less Than 18 Months	(12)	1,258	3
Held In A Loss Position For More Than 18 Months	(273)	2,018	7

Fixed Income Total	$30,036	$632,250	712

Equity Securities
Total Held In A Gain Position	$69,253	$133,481	165
Held In A Loss Position For Less Than 3 Months	(1,221)	2,890	22
Held In A Loss Position For More Than 3 Months And Less Than 9 Months	(295)	3,706	15
Held In A Loss Position For More Than 9 Months And Less Than 18 Months	(1,324)	9,712	35
Held In A Loss Position For More Than 18 Months	(521)	3,132	9
Equity Total	$65,892	$152,921	246

Total Per Above	$95,928	$785,171	958
Accrued Interest and Dividends		7,496

Total Per Balance Sheet	$95,928	$792,667

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at September 30, 2003. However, the facts and circumstances related to these securities may change in future periods, which would result in “other-than-temporary” impairment in future periods.

The average duration of American Modern’s debt security investment portfolio as of September 30, 2003 was 4.0 years which management believes provides adequate asset/liability matching.

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $1.8 million for the first nine months of 2003. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures of $7.0 million to $10.0 million annually over the next two to three years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs.

American Modern has a $60.0 million long-term credit facility available on a revolving basis at various rates. As of September 30, 2003, there was $30.0 million outstanding under these facilities.

During the first quarter of 2002, American Modern entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern’s long-term credit facility has been effectively fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of September 30, 2003 was $(1.8) million and is included in other payables and accruals.

Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 78% of American Modern’s accounts receivables relate to premium due directly from policyholders as of September 30, 2003. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures. Since December 31, 2002, American Modern’s accounts receivable has increased $4.8 million to $84.4 million as of September 30, 2003 due to the continued growth in insurance premiums written. American Modern’s receivable balance from its largest customer, GreenTree (formerly Conseco Agency, Inc.), decreased from $11.1 million as of December 31, 2002 to $7.5 million as of September 30, 2003. Conseco Agency filed for Chapter 11 bankruptcy on January 31, 2003, following the Chapter 11 filing of its parent company on December 18, 2002. Conseco Agency and the assets and certain liabilities including those to American Modern of Conseco Finance Company were part of an auction that was completed in March 2003. GreenTree continued to generate insurance premiums from policy renewals in the nine months of 2003 and American Modern continues to do “business as usual” with respect to these insurance premiums. The GreenTree receivable is current at September 30, 2003 and we anticipate collecting this receivable in its entirety. If American Modern were unable to collect the amounts due from GreenTree, our financial condition and results would be negatively impacted.

Reinsurance recoverables and prepaid reinsurance premium decreased to $74.3 million at September 30, 2003 from $76.6 million at December 31, 2002. Of the $74.3 million, $8.4 million was currently due from reinsurers for claims paid and for which a contractual obligation to collect from a reinsurer exists. This decrease was primarily due to a $9.5 million decrease in ceded unearned premium. This fluctuation was due to a $15.2 million decrease in ceded unearned premium related to American Modern’s life operations which resulted from the transition to a monthly pay premium from a single pay premium and was offset by a $5.7 million increase in ceded unearned premium related to American Modern’s property and casualty operations. As previously discussed, a large percentage of the life business is ultimately ceded back to an insurance affiliate of the producing agent.

The increase in property, plant and equipment — net was due to the acquisition of 30 new barges by M/G Transport at a cost of $7.5 million plus M/G Transport’s recording of certain transportation equipment valued at $1.9 million which had previously been accounted for as a synthetic operating lease agreement.

The increase in insurance loss reserves since December 31, 2002 is attributable to the increase in gross written premium plus the catastrophe losses caused by Hurricane Isabel, which struck the East Coast of the United States in September, 2003.

The $7.1 million increase in deferred federal income tax since December 31, 2002 is due to the increase in the unrealized gain on marketable securities.

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

The transportation subsidiaries entered into a fifteen-year lease in 1999 for transportation equipment. Aggregate rental payments under this operating lease over the next eleven years will approximate $6.3 million. M/G Transport acquired 30 new barges during the second and third quarters of 2003 at a total cost of $7.5 million. These acquisitions were financed with $7.5 million in conventional long-term debt. M/G Transport has certain transportation equipment that was financed through a synthetic lease arrangement. This equipment was recorded in the third quarter of 2003 at a value of $1.9 million with a corresponding $1.9 million recorded as a liability. As of September 30, 2003, the transportation subsidiaries had $9.6 million of collateralized equipment obligations outstanding.

OTHER MATTERS

Comprehensive Income

The only differences between our net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the three and nine-month periods ended September 30, 2003 and 2002, such changes increased or (decreased), net of related income tax effects, by the following amounts (amounts in 000’s):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

Changes in:	2003	2002	2003	2002

Net unrealized capital gains	$13,108	$(4,366)	$(3,512)	$(5,854)
Fair value of interest rate swap hedge	117	(1,215)	203	(823)

Total	$13,225	$(5,581)	$(3,309)	$(6,677)

For the nine months ended September 30, 2003 and 2002, net unrealized gains (net of income tax effects) in equity securities increased (decreased) by $11.9 million and $(15.1) million, respectively. For fixed income securities, the net unrealized gains increased by $1.2 million and $10.9 million, respectively, for the same time periods.

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

Insurance Revenue and Expense Recognition

Premium for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are recognized as income on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. American Modern generally does not consider anticipated investment income in determining premium deficiencies (if any) on short-term contracts. Policy acquisition costs, primarily commission expenses and premium taxes, are capitalized and expensed over the terms of the related policies on the same basis as the related premiums are earned. Selling and administrative expenses that are not primarily related to premium written are expensed as incurred.

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

Reinsurance Risks

By reinsuring certain levels and types of insurable risk with other insurance companies, American Modern limits its exposure to losses to that portion of the insurable risk it retains. However, if the reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern regularly evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. In addition, American Modern may require reinsurers to establish trust funds and maintain letters of credit to further minimize American Modern’s exposure. We do not believe there is any significant concentration of credit risk arising from any single reinsurer. We expect that American Modern’s reinsurers will satisfy their obligations. As of September 30, 2003, American Modern was owed $8.4 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists.

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

In order to evaluate for other-than-temporary impairment, we conduct quarterly comprehensive reviews of individual portfolio holdings that have a market value less than their respective carrying costs. As part of our review for other-than-temporary impairment, we track the respective cost and market values for all individual portfolio holdings with an unrealized loss. For securities where the market value is less than 80% of cost, we more closely monitor for signs of other-than- temporary impairment. We, with the assistance of our external professional money managers, apply both quantitative and qualitative criteria in our evaluation, including facts specific to each individual investment such as, but not limited to, the length of time the fair value has been below the cost, the extent of the decline, our intent to sell or hold the security, the expectation for each individual security’s performance, the credit worthiness and related liquidity of the issuer and the issuer’s business sector.

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

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At September 30, 2003, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgement we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by reallocating the capital from the security, the manager may sell the security and reallocate the capital, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other than temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other than temporary impairment at the balance sheet date, if such date it prior to the sale of the security. At September 30, 2003, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

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

Intangible Assets (Goodwill)

As required by SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002. Based on the impairment test required by SFAS No. 142 in the quarter ended March 31, 2002, a non-recurring charge of $1.5 million after-tax was taken against income and is reported as cumulative effect of change in accounting principle in the income statement. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a 10-year period. As of September 30, 2003, our remaining goodwill balance was $2.1 million and is included in other assets.

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

On July 1, 2003, Midland adopted the provisions of FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Midland identified a synthetic lease arrangement for certain transportation equipment in which Midland is deemed to be the primary beneficiary as the registrant maintains the majority of the variable interests in this leased asset. In the third quarter of 2003, the company recorded this operating lease asset and a corresponding liability of $1.9 million.

Subsequent Event

During the first three weeks of October 2003, American Modern has experienced some level of losses from wildfires in California. We are currently assessing the potential impact of these losses.

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

Interest rate risk is the risk that American Modern will incur economic losses due to adverse changes in interest rates. The risk arises from many of American Modern’s investment activities, as American Modern invests substantial funds in interest-sensitive assets. American Modern manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures American Modern uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.0 year duration of American Modern’s fixed income portfolio as of September 30, 2003, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $662.3 million debt security portfolio by 4.0%, or $26.5 million.

Equity price risk is the risk that American Modern will incur economic losses due to adverse changes in a particular stock or stock index. American Modern’s equity exposure consists primarily of declines in the value of its equity security holdings. As of September 30, 2003, American Modern had $150.6 million in equity holdings, including $56.0 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $5.6 million. As of September 30, 2003, the remainder of American Modern’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 1.07. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.7%.

The active management of market risk is integral to American Modern’s operations. American Modern has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

The Company maintains a system of internal control over financial reporting. There have been no change in the Company’s internal control over financial reporting that occurred during the company’s third fiscal quarter that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

INDEPENDENT ACCOUNTANTS’ REPORT

The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the three-months and nine-months periods ended September 30, 2003 and 2002 and of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche LLP
Cincinnati, Ohio

November 10, 2003

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
SEPTEMBER 30, 2003

Item 1. Legal Proceedings None

Item 2. Changes in Securities and Use of Proceeds None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibit 15 — Letter re: Unaudited Interim Financial Information

Exhibit 31.1 — Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2 — Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350

Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350

b)	Reports on Form 8-K — None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDLAND COMPANY

Date	November 10, 2003	s/John I. Von Lehman

John I. Von Lehman, Executive Vice President, Chief Financial Officer and Secretary