Form 10-K
period 2003-12-31
MIDLAND CO
filed 2004-03-15
CIK 66025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Sections 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

     Yes [X]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).

     Yes [X]   No [   ]

     At June 30, 2003, the aggregate market value of the voting and non-voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant at June 30, 2003 was $389,232,000 based on a closing price of $22.07 per share.

     As of March 1, 2004, 18,736,329 shares of no par value common stock were issued and outstanding.

Documents Incorporated by Reference

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV.

     Portions of the Registrant’s Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 8, 2004 are incorporated by reference into Part III.

THE MIDLAND COMPANY

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2004 and beyond. In some cases you can identify forward-looking statements by such terms as “may,” “will,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions or the negative versions of such expressions. The forward-looking statements involve risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of Midland or its subsidiaries, changes in the business tactics or strategies of Midland, its subsidiaries or its current or anticipated business partners, the financial condition of Midland’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in Midland’s filings with the SEC, any one of which might materially affect the operations of Midland or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

ITEM 1.	Business.

Midland hereby incorporates by reference the inside cover and pages 6 through 13, 16 through 27 and 41 and 42 (Note 19) of its 2003 Annual Report to Shareholders. Midland was incorporated in Ohio in 1968 with its original predecessor company dating back to 1938. The approximate number of persons employed by Midland was 1,080 at December 31, 2003.

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

Midland’s objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately expected to be required to settle losses. The property and casualty divisions’ reserves represent the Company’s best estimates of the total ultimate cost of claims that have been incurred but have not yet been paid. The estimates are based on past claims experience and reflect current claims trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

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

Changes in Loss and LAE Reserves:

Midland’s table outlining changes in loss and LAE expenses was set forth in footnote 11 on page 38 of the 2003 Annual Report and is hereby incorporated by reference herein. This table is further discussed in Management’s Discussion and Analysis on page 19 of the 2003 Annual Report and is incorporated by reference herein.

Analysis of Loss and LAE Reserve Development

The following table presents the development of Midland’s property and casualty insurance subsidiaries estimated liability for the ten years prior to 2003. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

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

The table shows the cumulative redundancy developed with respect to the previously recorded liability for all years as of the end of 2003. For example, the 1997 reserve of $81,901,000 has been re-estimated as of year-end 2003 to be $76,592,000, indicating a redundancy of $5,309,000.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2003, the Company had paid $73,237,000 of the currently estimated $76,592,000 of losses and LAE that had been incurred as of the end of 1997; thus an estimated $3,355,000 of losses incurred as of the end of 1997 remain unpaid as of the current financial statement date.

In using this information, it should be noted that this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Each amount in each column includes amounts applicable to the year over the column and all prior years. For example, the amounts included in the 1997 column include amounts related to 1997 and all prior years.

The unfavorable reserve development of $12.0 million relative to the reserves outstanding at December 31, 2002 is primarily due to higher than expected loss development emanating from the commercial liability line products, and to a lesser extent, the motorcycle product. Midland exited the commercial liability lines in September 2001.

Analysis of Loss and Loss Adjustment Expense Development
(Amounts in 000’s)

December 31	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Reserve for Unpaid Losses, net of reinsurance	$27,744	$37,481	$47,712	$64,784	$81,901	$88,267	$89,325	$95,022	$102,858	$115,584	$149,478
Net Reserve Re-estimated as of:
One Year Later	25,668	30,134	51,483	70,014	79,781	78,089	82,373	90,843	94,487	127,615
Two Years Later	22,686	32,074	53,467	67,310	77,148	77,774	80,928	90,613	101,466
Three Years Later	21,154	31,880	52,418	66,442	76,110	76,477	80,620	91,885
Four Years Later	20,966	31,734	51,688	66,060	76,620	76,833	81,569
Five Years Later	20,688	31,155	51,087	65,674	76,359	76,276
Six Years Later	20,629	31,130	51,298	66,702	76,592
Seven Years Later	20,962	31,113	51,543	66,970
Eight Years Later	20,913	31,228	51,826
Nine Years Later	20,972	31,339
Ten Years Later	20,972
Net Cumulative Redundancy/(Deficiency)	$6,772	$6,142	$(4,114)	$(2,186)	$5,309	$11,991	$7,756	$3,137	$1,392	$(12,031)

Cumulative Amount of Reserve Paid, Net of Reinsurance Through:
One Year Later	$9,684	$19,040	$31,471	$37,307	$42,795	$40,785	$43,532	$52,634	$54,160	$70,986
Two Years Later	18,445	26,471	41,785	51,461	57,677	55,959	57,381	66,936	70,997
Three Years Later	19,930	29,237	47,434	58,716	65,610	63,511	65,654	75,447
Four Years Later	20,427	30,425	49,596	61,913	69,376	67,707	71,261
Five Years Later	20,558	30,770	50,051	63,728	71,621	70,683
Six Years Later	20,598	30,846	50,685	64,363	73,237
Seven Years Later	20,953	30,971	50,886	65,066
Eight Years Later	20,968	31,014	51,254
Nine Years Later	20,972	31,061
Ten Years Later	20,972
Net Reserve - December 31		$37,481	$47,712	$64,784	$81,901	$88,267	$89,325	$95,022	$102,858	$115,584	$149,478
Reinsurance Recoverables		14,597	13,785	24,208	26,433	20,430	24,114	16,720	19,309	16,119	20,453

Gross Reserve-December 31		$52,078	$61,497	$88,992	$108,334	$108,697	$113,439	$111,742	$122,167	$131,703	$169,931

Net Re-estimated Reserve		$31,339	$51,826	$66,970	$76,592	$76,276	$81,569	$91,885	$101,466	$127,615
Re-estimated Reinsurance		$12,205	$14,974	$25,025	$24,720	$17,655	$22,020	$16,168	$19,048	$17,797

Gross Re-estimated Reserve		$43,544	$66,800	$91,995	$101,312	$93,931	$103,589	$108,053	$120,514	$145,412

Gross Cumulative Redundancy/(Deficiency)		$8,534	$(5,303)	$(3,003)	$7,022	$14,766	$9,850	$3,689	$1,653	$(13,709)

Seasonality

Incurred losses, and thus the results of operations, for Midland are dependent in some respect on seasonal weather patterns. For example, for the past few years, growth in seasonal type insurance products such as the motorcycle and watercraft products has outpaced the growth in our other property and casualty products. This has increased the seasonality of our product mix as non-catastrophe losses from these products are expected to be higher in the second and third quarters of the year when usage of these products tends to be highest. Manufactured housing catastrophe losses also tend to be greater in the second and third quarters when severe weather conditions are likely to occur. Gross written premium from the motorcycle, watercraft and manufactured housing products amounted to $411.3 million in 2003 which represents 62% of the total property and casualty gross written premium for the year.

Reinsurance

Midland attempts to mitigate its risk to such unpredictable weather patterns by diversifying the geographic areas covered and by reinsuring certain levels of risk with other insurance companies. By reinsuring certain levels and types of insurable risk with other insurance companies, Midland limits its exposure to losses to that portion of the insurable risk it retains. However, failure of the reinsurer to honor their obligation could result in losses to Midland, as the reinsurance contracts do not relieve Midland of its obligations to policyholders. Midland continually evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies and does not believe it holds any significant concentration of credit risk arising from any single reinsurer or any similar geographic region, activity or economic characteristic associated with its reinsurers. Midland fully expects its reinsurers to honor their obligations. As of December 31, 2003 Midland is owed $5.1 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists. Midland has not experienced any significant uncollectible reinsurance amounts or coverage disputes with its reinsurers historically and the composition of its reinsurers has not changed significantly in recent years.

Significant Customer

As indicated in Industry Segments, Note 19 to Midland’s 2003 consolidated financial statements, Midland’s wholly owned subsidiary, American Modern Insurance Group, receives significant revenues from one customer, GreenTree Insurance Agency, Inc. (formerly Conseco Agency, Inc.). In 2003, the revenues related to GreenTree (earned premium net of amounts ceded to reinsurers) were less than 10% of Midland’s consolidated revenues. For the years ended December 31, 2002 and 2001 the revenues related to GreenTree were $78.6 million and $80.7 million, respectively, and were more than 10% of Midland’s consolidated revenues. The receivable balance from GreenTree has decreased from continued collections to $4.8 million at December 31, 2003, down from $11.1 million and $20.7 million at December 31, 2002 and 2001, respectively. The GreenTree receivable is current at December 31, 2003.

Website Address

Midland’s website address is www.midlandcompany.com. Midland’s annual, quarterly and other periodic filings and current reports on Form 8-K are available free of charge on or through this website.

ITEM 2.	Properties.

Midland owns its 275,000 square foot principal offices located in Amelia, Ohio. Midland’s insurance subsidiaries lease office space in Amelia, Ohio, Montgomery, Alabama, Atlanta, Georgia, St. Louis, Missouri, Grand Rapids, Michigan and West Des Moines, Iowa. Midland’s transportation subsidiaries lease offices in Metairie, Louisiana and St. Louis, Missouri.

ITEM 3.	Legal Proceedings.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None during the fourth quarter.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters. Incorporated by reference to pages 41 (Note 16) and 44 of Midland’s 2003 Annual Report to Shareholders. The number of holders of Midland’s common stock at December 31, 2003 was approximately 2,600. Midland’s common stock is registered on the NASDAQ National Market (MLAN). The table required by Regulation S-K Item 201(d) which appears in the proxy materials is hereby incorporated by reference.

ITEM 6.	Selected Financial Data.

Incorporated by reference to “Six Year Financial Summary Data” on pages 14 and 15 of Midland’s 2003 Annual Report to Shareholders.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference to pages 16 through 27 of Midland’s 2003 Annual Report to Shareholders.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference to “Market Risk” section of Management’s Discussion and Analysis of Financial Conditions and Results from Operations on page 27 of Midland’s 2003 Annual Report to Shareholders.

ITEM 8.	Financial Statements and Supplementary Data.

Incorporated by reference to pages 28 through 44 of Midland’s 2003 Annual Report to Shareholders.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A.	Controls and Procedures.

At the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

The company maintains a system of internal control over financial reporting. There have been no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference to Midland’s Proxy Statement dated March 10, 2004.

ITEM 11.	Executive Compensation.

Incorporated by reference to Midland’s Proxy Statement dated March 10, 2004.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to Midland’s Proxy Statement dated March 10, 2004.

ITEM 13.	Certain Relationships and Related Transactions.

Incorporated by reference to Midland’s Proxy Statement dated March 10, 2004.

ITEM 14.	Principal Accounting Fees and Services.

Incorporated by reference to Midland’s Proxy Statement dated March 10, 2004.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial Statements.

Incorporated by reference in Part II of this report:

Independent Auditors’ Report.
Consolidated Balance Sheets, December 31, 2003 and 2002.
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.
Notes to Consolidated Financial Statements.

(a)	2. Financial Statement Schedules.

Included in Part IV of this report:

(b)	Reports on Form 8-K – None.

(c)	Exhibits.

3.1	Articles of Incorporation - Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.2	Code of Regulations (Amended and Restated) - Filed as Exhibit 3(ii) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.1	The Midland Company 2002 Employee Incentive Stock Plan (Amended and Restated)* - Incorporated by Reference to Registrant’s Proxy Statement dated March 12, 2002; amended to include amendments set forth in Registrant’s Proxy Statement dated March 10, 2004, which is incorporated herein by reference.

10.2	The Midland Company 2002 Restricted Stock and Stock Option Plan for Non-Employee Directors* - Incorporated by Reference to the Registrant’s Proxy Statement dated March 12, 2002.

10.3	The Midland Company 1992 Employee Incentive Stock Plan (Amended and Restated)* - Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.4	Annual Incentive Plan* - Filed herewith.

10.5	Executive Annual Incentive Plan* - Set forth in Registrant’s Proxy Statement dated March 10, 2004, which is incorporated herein by reference.

10.6	Consulting Agreements with J. P. Hayden, Jr., Michael J. Conaton, John R. LaBar and Robert W. Hayden - Filed as Exhibits 10.4(a)*, 10.4(b)*, 10.4(c)* and 10.4(d)* to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.7	Employee Retention Agreements with Joseph P. Hayden III, John W. Hayden, John I. Von Lehman and Paul T. Brizzolara - Filed as Exhibits 10.5(a)*, 10.5(b)*, 10.5(c)* and 10.5(d)* to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.8	The Midland Guardian Co. Salaried Employees 401(k) Savings Plan, The Midland Company 2000 Associate Discount Stock Purchase Plan and The Midland Company Stock Option Plan for Non-Employee Directors - Incorporated by Reference to Registrant’s Registration Statement No. 333-40560 on Form S-8.

10.9	The Midland Company Dividend Reinvestment Plan - Incorporated by Reference to Registrant’s Registration Statement No. 033-64821 on Form S-3.

10.10	The Midland Company Non-Employee Director Deferred Compensation Plan, The Midland Company Supplemental Retirement Plan*, Midland-Guardian Co. Salaried Employees’ Non-Qualified Savings Plan*, Midland-Guardian Co. Non-Qualified Self-Directed Retirement Plan*, The Midland Company Stock Option Plan for Non-Employee Directors as Amended January 2000 filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

13.	2003 Annual Report to Shareholders - filed herewith. Only portions of the 2003 Annual Report to Shareholders specifically incorporated by reference in this Form 10-K are filed herewith. The letter from management to shareholders included in the 2003 Annual Report is expressly not incorporated herein by reference.

*	Management Compensatory Plan or Arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MIDLAND COMPANY

Signature	Title	Date
/s/ J. P. Hayden III (J. P. Hayden III)	Chairman of the Board and Chief Operating Officer	March 12, 2004

/s/ John W. Hayden (John W. Hayden)	President and Chief Executive Officer	March 12, 2004

/s/ John I. Von Lehman (John I. Von Lehman)	Executive Vice President, Chief Financial and Accounting Officer and Secretary	March 12, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE MIDLAND COMPANY

Signature	Title	Date
/S/ James E. Bushman (James E. Bushman)	Director	March 12, 2004

/S/ James H. Carey (James H. Carey)	Director	March 12, 2004

/S/ Michael J. Conaton (Michael J. Conaton)	Director	March 12, 2004

/S/ Jerry A. Grundhofer (Jerry A. Grundhofer)	Director	March 12, 2004

/S/ J. P. Hayden, Jr. (J. P. Hayden, Jr.)	Chairman of the Executive Committee of the Board and Director	March 12, 2004

/S/ J. P. Hayden III (J. P. Hayden III)	Chairman of the Board, Chief Operating Officer and Director	March 12, 2004

/S/ John W. Hayden (John W. Hayden)	President, Chief Executive Officer and Director	March 12, 2004

/S/ Robert W. Hayden (Robert W. Hayden)	Director	March 12, 2004

/S/ William T. Hayden (William T. Hayden)	Director	March 12, 2004

/S/ William J. Keating, Jr. (William J. Keating, Jr.)	Director	March 12, 2004

/S/ John R. LaBar (John R. LaBar)	Director	March 12, 2004

/S/ Richard M. Norman (Richard M. Norman)	Director	March 12, 2004

/S/ David B. O’Maley (David B. O’Maley)	Director	March 12, 2004

/S/ John M. O’Mara (John M. O’Mara)	Director	March 12, 2004

/S/ Glenn E. Schembechler (Glenn E. Schembechler)	Director	March 12, 2004

/S/ Francis Marie Thrailkill, OSU Ed.D. (Francis Marie Thrailkill, OSU Ed.D.)	Director	March 12, 2004

/S/ John I. Von Lehman (John I. Von Lehman)	Executive Vice President, Chief Financial and Accounting Officer, Secretary and Director	March 12, 2004

INDEPENDENT AUDITORS’ CONSENT AND REPORT ON SCHEDULES

To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statements Nos. 33-64821 and 333-109867 on Form S-3 and Nos. 33-48511, 333-40560 and 333-101390 on Form S-8 of The Midland Company of our report dated February 24, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”), incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 2003.

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

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

March 12, 2004
Cincinnati, Ohio

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule I - Summary of Investments
Other than Investments in Related Parties
December 31, 2003

Column A	Column B	Column C	Column D
			Amount at
			Which Shown
			in the Balance
Type of Investment	Cost	Value	Sheet
Fixed maturity securities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$62,614,000	$64,562,000	$64,562,000
States, municipalities and political subdivisions	177,973,000	188,588,000	188,588,000
Mortgage-backed securities	172,494,000	175,896,000	175,896,000
Foreign governments	—	—	—
Public utilities	19,088,000	20,317,000	20,317,000
All other corporate bonds	147,031,000	157,556,000	157,556,000

Total	579,200,000	606,919,000	606,919,000

Equity securities, available-for-sale:
Common stocks:
Public utilities	567,000	532,000	532,000
Banks, trusts and insurance companies	11,884,000	82,836,000	82,836,000
Industrial, miscellaneous and all other	42,953,000	52,323,000	52,323,000
Embedded derivatives	1,687,000	1,687,000	1,687,000
Nonredeemable preferred stocks	30,139,000	36,722,000	36,722,000

Total	87,230,000	174,100,000	174,100,000

Accrued interest and dividends	7,860,000	XXXXXXX	7,860,000

Mortgage loans on real estate	6,209,000	XXXXXXX	6,209,000

Short-term investments	51,234,000	XXXXXXX	51,234,000

Total Investments	$731,733,000	XXXXXXX	$846,322,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Balance Sheet Information
December 31, 2003 and 2002

ASSETS	2003	2002
Cash	$36,000	$137,000

Marketable Securities Available for Sale (at market value):
Debt Securities (cost, $118,000 in 2003 and $274,000 in 2002)	118,000	274,000
Equity (cost, $368,000 in 2003 and $363,000 in 2002)	3,812,000	2,729,000

Total	3,930,000	3,003,000

Receivables - Net	11,094,000	15,061,000

Property, Plant and Equipment (at cost):	37,394,000	37,492,000
Less Accumulated Depreciation	11,897,000	11,121,000

Net	25,497,000	26,371,000

Other Assets	9,833,000	7,717,000

Investments in Subsidiaries (at equity)	367,846,000	319,514,000

Total Assets	$418,236,000	$371,803,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Balance Sheet Information
December 31, 2003 and 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY	2003	2002
Notes Payable Within One Year:
Banks (including current portion of long-term debt)	$30,865,000	$39,810,000
Commercial Paper	3,625,000	4,238,000

Total	34,490,000	44,048,000

Other Payables and Accruals	3,398,000	2,525,000

Intercompany Payables	9,502,000	669,000

Long - Term Debt	14,788,000	15,653,000

Shareholders’ Equity:
Common Stock - No Par (issued and outstanding: 17,643,000 shares at December 31, 2003 and 17,566,000 shares at December 31, 2002 after deducting treasury stock of 4,213,000 shares and 4,290,000 shares, respectively)	911,000	911,000
Additional Paid - in Capital	23,406,000	22,516,000
Retained Earnings	299,752,000	279,826,000
Accumulated Other Comprehensive Income	73,455,000	47,573,000
Treasury Stock (at cost)	(41,442,000)	(41,605,000)
Unvested Restricted Stock Awards	(24,000)	(313,000)

Total	356,058,000	308,908,000

Total Liabilities and Shareholders’ Equity	$418,236,000	$371,803,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Income Information
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues:
Dividends from Subsidiaries	$175,000	$—	$298,000
All Other Income, Primarily Charges to Subsidiaries	5,817,000	5,953,000	5,992,000

Total Revenues	5,992,000	5,953,000	6,290,000

Expenses:
Interest Expense	1,881,000	2,410,000	3,446,000
Depreciation and Amortization	1,130,000	1,125,000	1,749,000
All Other Expenses	3,384,000	3,275,000	2,626,000

Total Expenses	6,395,000	6,810,000	7,821,000

Loss Before Federal Income Tax Benefit	(403,000)	(857,000)	(1,531,000)
Federal Income Tax Benefit	(529,000)	(340,000)	(695,000)

Income (Loss) Before Change in Undistributed Income of Subsidiaries	126,000	(517,000)	(836,000)
Change in Undistributed Income of Subsidiaries	23,150,000	19,358,000	28,058,000

Net Income	$23,276,000	$18,841,000	$27,222,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Cash Flows Information
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$23,276,000	$18,841,000	$27,222,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in undistributed income of subsidiaries	(23,150,000)	(19,358,000)	(28,058,000)
Decrease (increase) in receivables	4,149,000	(2,640,000)	6,162,000
Increase in other assets	(2,116,000)	(74,000)	(1,072,000)
Depreciation and amortization	1,130,000	1,125,000	1,749,000
Increase (decrease) in other payables and accruals	426,000	(1,195,000)	(247,000)
Other - net	27,000	—	68,000

Net Cash Provided by (Used in) Operating Activities	3,742,000	(3,301,000)	5,824,000

Cash Flows from Investing Activities:
Change in investments (excluding unrealized appreciation/depreciation)	150,000	(100,000)	159,000
Acquisition of property, plant and equipment	(20,000)	(69,000)	(208,000)
Sale of property, plant and equipment - net	16,000	13,000	40,000

Net Cash Provided by (Used in) Investing Activities	146,000	(156,000)	(9,000)

Cash Flows from Financing Activities:
Increase (decrease) in short - term borrowings	(9,613,000)	7,716,000	(9,498,000)
Net change in intercompany accounts	8,833,000	1,767,000	15,804,000
Dividends paid	(3,281,000)	(3,014,000)	(2,818,000)
Issuance of treasury stock	2,015,000	1,676,000	2,333,000
Purchase of treasury stock	(1,133,000)	(3,893,000)	(10,900,000)
Decrease in long-term debt	(810,000)	(756,000)	(706,000)

Net Cash Provided by (Used in) Financing Activities	(3,989,000)	3,496,000	(5,785,000)

Net (Decrease) Increase in Cash	(101,000)	39,000	30,000
Cash at Beginning of Year	137,000	98,000	68,000

Cash at End of Year	$36,000	$137,000	$98,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Notes to Condensed Financial Information
For the Years Ended December 31, 2003 and 2002

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant’s 2003 Annual Report to Shareholders.

Total debt of the Registrant (parent only) consists of the following:

	DECEMBER 31,
	2003	2002
Short - Term Bank Borrowings	$30,000,000	$39,000,000
Commercial Paper	3,625,000	4,238,000
Mortgage Notes:
6.83% - Due December 20, 2005	15,653,000	16,463,000

Total Debt	$49,278,000	$59,701,000

See Notes 7 and 8 to the consolidated financial statements included in the 2003 Annual Report to Shareholders for further information on the Company’s outstanding debt at December 31, 2003.

The amount of debt that becomes due during each of the next two years is as follows: 2004 - $865,000; 2005 - remainder of $14,788,000.

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule III - Supplementary Insurance Information
For the Years Ended December 31, 2003, 2002 and 2001
(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F
		Future
		Policy
	Deferred	Benefits,		Other Policy
	Policy	Losses,		Claims and
	Acquisition	Claims and	Unearned	Benefits	Premium
	Cost	Loss Expenses	Premiums	Payable	Revenue
2003
Manufactured Housing	$49,217		$180,946		$324,985
Other Insurance	38,656		202,923		313,053
Unallocated Amounts		$204,833
Inter-segment Elimination

Total	$87,873	$204,833	$383,869	$—	$638,038

2002
Manufactured Housing	$57,236		$198,048		$325,335
Other Insurance	39,160		208,263		252,333
Unallocated Amounts		$164,717
Inter-segment Elimination

Total	$96,396	$164,717	$406,311	$—	$577,668

2001
Manufactured Housing	$70,976		$233,180		$318,298
Other Insurance	29,809		170,675		189,935
Unallocated Amounts		$148,674
Inter-segment Elimination

Total	$100,785	$148,674	$403,855	$—	$508,233

[Additional columns below]

[Continued from above table, first column(s) repeated]

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits,	Amortization of
	Net	Claims, Losses	Deferred Policy	Other
	Investment	and Settlement	Acquisition	Operating	Premiums
	Income (1)	Expenses	Costs	Expenses (1)	Written
2003
Manufactured Housing	$18,285	$171,571	$88,949	$48,003	$301,662
Other Insurance	14,716	220,661	88,673	39,711	319,597	(2)
Unallocated Amounts	185
Inter-segment Elimination	(214)

Total	$32,972	$392,232	$177,622	$87,714	$621,259

2002
Manufactured Housing	$19,457	$185,421	$94,385	$48,151	$290,204
Other Insurance	15,803	155,594	75,092	32,834	272,924	(2)
Unallocated Amounts	485
Inter-segment Elimination	(290)

Total	$35,455	$341,015	$169,477	$80,985	$563,128

2001
Manufactured Housing	$20,562	$176,699	$92,968	$43,464	$322,818
Other Insurance	14,042	115,489	52,809	36,852	206,923	(2)
Unallocated Amounts	7
Inter-segment Elimination	(809)

Total	$33,802	$292,188	$145,777	$80,316	$529,741

Notes to Schedule III:

(1)	Net investment income is allocated to insurance segments based upon a combination of premium cash flow and equity data. Other operating expenses include expenses directly related to the segments and expenses allocated to the segments based on historical usage factors.

(2)	Includes other property and casualty insurance and accident and health insurance from the Life insurance subsidiaries ($4,550, $1,613 and $6,636 for 2003, 2002 and 2001, respectively).

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule IV - Reinsurance
For the Years Ended December 31, 2003, 2002 and 2001

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage of
	Gross	Other	from Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net
2003
Life Insurance in Force	$935,018,000	$516,467,000	$59,923,000	$478,474,000	12.5%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$37,371,000	$23,322,000	$18,000	$14,067,000	0.1%
Property & Liability Insurance	607,160,000	39,355,000	56,166,000	623,971,000	9.0%

Total Premiums	$644,531,000	$62,677,000	$56,184,000	$638,038,000	8.8%

2002
Life Insurance in Force	$1,139,383,000	$741,828,000	$82,619,000	$480,174,000	17.2%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$31,245,000	$19,869,000	$616,000	$11,992,000	5.1%
Property & Liability Insurance	516,532,000	33,218,000	82,362,000	565,676,000	14.6%

Total Premiums	$547,777,000	$53,087,000	$82,978,000	$577,668,000	14.4%

2001
Life Insurance in Force	$942,494,000	$601,866,000	$79,697,000	$420,325,000	19.0%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$23,968,000	$14,104,000	$1,150,000	$11,014,000	10.4%
Property & Liability Insurance	455,253,000	28,462,000	70,428,000	497,219,000	14.2%

Total Premiums	$479,221,000	$42,566,000	$71,578,000	$508,233,000	14.1%

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule V — Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2002 and 2001

		ADDITIONS
		CHARGED
	BALANCE AT	(CREDITED) TO			BALANCE
	BEGINNING	COSTS AND	DEDUCTIONS		AT END
DESCRIPTION	OF PERIOD	EXPENSES	(ADDITIONS)		OF PERIOD

YEAR ENDED DECEMBER 31, 2003:
Allowance For Losses	$826,000	$49,127	$49,127	(1)	$826,000
YEAR ENDED DECEMBER 31, 2002:
Allowance For Losses	$826,000	$50,162	$50,162	(1)	$826,000
YEAR ENDED DECEMBER 31, 2001:
Allowance For Losses	$826,000	$96,000	$96,000	(1)	$826,000

NOTES:

(1) Accounts written off are net of recoveries.

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule VI — Supplemental Information Concerning Property-Casualty Insurance Operations
For the Years Ended December 31, 2003, 2002 and 2001
(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F
		Reserves for
	Deferred	Unpaid Claims	Discount,
Affiliation	Policy	and Claim	if any,
with	Acquisition	Adjustment	Deducted in	Unearned	Earned
Registrant	Costs	Expenses	Column C	Premiums	Premiums
Consolidated Property-Casualty Subsidiaries
2003	$78,749	$192,278	$—	$334,189	$623,976

2002	$88,030	$154,099	$—	$333,810	$565,676

2001	$91,098	$140,777	$—	$340,505	$497,219

[Additional columns below]

[Continued from above table, first column(s) repeated]

Column A	Column G	Column H		Column I	Column J	Column K
		Claims and
		Claim
		Adjustment
		Expenses
		Incurred		Amortization
		Related to		of Deferred	Paid Claims
Affiliation	Net			Policy	and Claim
with	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Registrant	Income	Year	Years	Costs	Expenses	Written
Consolidated Property-Casualty Subsidiaries
2003	$30,051	$374,580	$12,031	$173,155	$352,717	$616,709

2002	$31,883	$343,600	$(8,371)	$165,195	$322,503	$561,515

2001	$31,380	$291,502	$(4,179)	$142,983	$279,487	$523,105

Note: Certain amounts above will not agree with Schedule III because other insurance amounts in Schedule III include life and accident and health insurance.