Form 10-Q
period 2004-03-31
MIDLAND CO
filed 2004-05-06
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-6026

The Midland Company

(Exact name of registrant as specified in its charter)

Ohio	31-0742526

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☑. No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑. No ☐.

     The number of common shares outstanding as of May 3, 2004 was 18,743,312.

PART I. FINANCIAL INFORMATION
THE MIDLAND COMPANY
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
Amounts in 000’s

	(Unaudited)
	March 31,	Dec. 31,
ASSETS	2004	2003
MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $667,033 at March 31, 2004 and $643,735 at December 31, 2003)	$698,381	$671,454
Equity (cost, $93,721 at March 31, 2004 and $87,998 at December 31, 2003)	175,342	174,868

Total	873,723	846,322

CASH	4,663	2,386

ACCOUNTS RECEIVABLE - NET	82,010	81,297

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	75,398	70,990

PROPERTY, PLANT AND EQUIPMENT - NET	70,839	69,328

DEFERRED INSURANCE POLICY ACQUISITION COSTS	84,239	87,873

OTHER ASSETS	21,161	21,309

TOTAL ASSETS	$1,212,033	$1,179,505

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
Amounts in 000’s

	(Unaudited)
	March 31,	Dec. 31,
LIABILITIES & SHAREHOLDERS’ EQUITY	2004	2003
UNEARNED INSURANCE PREMIUMS	$368,542	$383,869

INSURANCE LOSS RESERVES	209,650	204,833

INSURANCE COMMISSIONS PAYABLE	34,705	30,522

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	8,884	6,978

LONG-TERM DEBT	61,831	62,217

OTHER NOTES PAYABLE:
Banks	24,000	30,000
Commercial paper	4,053	3,625

Total	28,053	33,625

DEFERRED FEDERAL INCOME TAX	46,856	47,429

OTHER PAYABLES AND ACCRUALS	58,063	53,974

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 18,737 shares at March 31, 2004 and 17,643 shares at December 31, 2003 after deducting treasury stock of 4,269 shares and 4,213 shares, respectively)	959	911
Additional paid-in capital	49,912	23,406
Retained earnings	315,640	299,752
Accumulated other comprehensive income	72,391	73,455
Treasury stock - at cost	(43,453)	(41,442)
Unvested restricted stock awards	—	(24)

Total	395,449	356,058

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,212,033	$1,179,505

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
Amounts in 000’s except per share data

	2004	2003
REVENUES:
Insurance:
Premiums earned	$163,639	$153,278
Net investment income	8,543	8,395
Net realized investment gains (losses)	4,706	(1,763)
Other insurance income	4,245	3,471
Transportation	9,300	5,845
Other	188	62

Total	190,621	169,288

COSTS AND EXPENSES:
Insurance:
Losses and loss adjustment expenses	79,325	78,647
Commissions and other policy acquisition costs	51,693	47,805
Operating and administrative expenses	25,079	21,988
Transportation operating expenses	9,064	5,805
Interest expense	1,019	939

Total	166,180	155,184

INCOME BEFORE FEDERAL INCOME TAX	24,441	14,104
PROVISION FOR FEDERAL INCOME TAX	7,593	4,055

NET INCOME	$16,848	$10,049

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.93	$0.58

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.90	$0.56

CASH DIVIDENDS PER SHARE OF COMMON STOCK - DECLARED	$.05125	$.0475

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)
Amounts in 000’s

				Accumulated		Unvested
		Additional		Other Com-		Restricted		Compre-
	Common	Paid-In	Retained	prehensive	Treasury	Stock		hensive
	Stock	Capital	Earnings	Income	Stock	Awards	Total	Income
BALANCE, DECEMBER 31, 2002	$911	$22,516	$279,826	$47,573	$(41,605)	$(313)	$308,908
Comprehensive income:
Net income			10,049				10,049	$10,049
Decrease in unrealized gain on marketable securities, net of related income tax effect of $1,251				(2,343)			(2,343)	(2,343)
Other, net of federal income tax of $10				(19)			(19)	(19)

Total comprehensive income								$7,687

Purchase of treasury stock					(380)		(380)
Issuance of treasury stock for options exercised and employee savings plan		322			632		954
Cash dividends declared			(836)				(836)
Amortization and cancellation of unvested restricted stock awards						71	71

BALANCE, MARCH 31, 2003	$911	$22,838	$289,039	$45,211	$(41,353)	$(242)	$316,404

BALANCE, DECEMBER 31, 2003	$911	$23,406	$299,752	$73,455	$(41,442)	$(24)	$356,058
Comprehensive income:
Net income			16,848				16,848	$16,848
Decrease in unrealized gain on marketable securities, net of related income tax effect of $567				(1,054)			(1,054)	(1,054)
Other, net of federal income tax of $5				(10)			(10)	(10)

Total comprehensive income								$15,784

Public stock offering	48	25,022					25,070
Purchase of treasury stock					(2,452)		(2,452)
Issuance of treasury stock for options exercised and employee savings plan		512			441		953
Cash dividends declared			(960)				(960)
Federal income tax benefit related to the exercise or granting of stock awards		972					972
Amortization and cancellation of unvested restricted stock awards						24	24

BALANCE, MARCH 31, 2004	$959	$49,912	$315,640	$72,391	$(43,453)	$—	$395,449

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE-MONTHS ENDED MARCH 31, 2004 AND 2003
Amount in 000’s

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,848	$10,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,803	2,144
Net realized investment losses (gains)	(4,538)	862
Decrease in unearned insurance premiums	(15,327)	(19,621)
Decrease in deferred insurance policy acquisition costs	3,634	5,454
Decrease (increase) in reinsurance recoverables and prepaid reinsurance premiums	(4,408)	4,368
Decrease (increase) in net accounts receivable	(713)	4,272
Increase (decrease) in insurance loss reserves	4,817	(3,312)
Increase in funds held under reinsurance agreements and reinsurance payables	1,906	1,126
Increase (decrease) in other accounts payable and accruals	5,870	(565)
Decrease in other assets	148	542
Increase (decrease) in insurance commissions payable	4,183	(407)
Other-net	542	1,333

Net cash provided by operating activities	15,765	6,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(144,984)	(142,072)
Sale of marketable securities	89,616	79,286
Decrease in cash equivalent marketable securities	14,308	46,707
Maturity of marketable securities	15,895	27,045
Acquisition of property, plant and equipment	(4,390)	(1,079)
Proceeds from sale of property, plant and equipment	239	39

Net cash provided by (used in) investing activities	(29,316)	9,926

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance	25,070	—
Decrease in net short-term borrowings	(5,572)	(13,998)
Issuance of treasury stock	953	954
Dividends paid	(1,785)	(767)
Purchase of treasury stock	(2,452)	(380)
Repayment of long-term debt	(386)	(376)

Net cash provided by (used in) financing activities	15,828	(14,567)

NET INCREASE IN CASH	2,277	1,604
CASH AT BEGINNING OF PERIOD	2,386	5,975

CASH AT END OF PERIOD	$4,663	$7,579

INTEREST PAID	$878	$897
INCOME TAXES PAID	$1,500	$—

See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2003 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in Midland’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current period presentation.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Three months ended March 31:
2004	18,154	18,644

2003	17,387	17,829

3. INCOME TAXES

The federal income tax provisions for the three-month periods ended March 31, 2004 and 2003 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	2004	2003
Federal income tax at statutory rate	$8,554	$4,937
Tax effect of:
Tax exempt interest and excludable dividend income	(1,022)	(909)
Other - net	61	27

Provision for federal income tax	$7,593	$4,055

4. SEGMENT DISCLOSURES

Since the Company’s annual report for 2003, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2004 and 2003 is as follows (000’s):

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

4. SEGMENT DISCLOSURES (cont’d)

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
		Revenues-	Pre-Tax		Revenues-	Pre-Tax
	Total	External	Income	Total	External	Income
	Assets	Customers	(Loss)	Assets	Customers	(Loss)
Reportable Segments:
Insurance:
Manufactured housing	n/a	$79,909	$12,336	n/a	$82,375	$15,592
Other	n/a	87,975	8,571	n/a	74,374	1,266
Unallocated	$1,142,237	—	3,770	$1,007,248	—	(2,077)
Transportation	31,931	9,300	119	22,737	5,845	1
Corporate and all other	85,692	—	(355)	58,352	—	(678)
Intersegment Eliminations	(47,827)	—	—	(28,482)	—	—

Total	$1,212,033	$177,184	$24,441	$1,059,855	$162,594	$14,104

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. For pre-tax income reported above, insurance investment income is allocated to Manufactured Housing and Other while realized gains and losses are included in Unallocated. Certain amounts are not allocated to segments (“n/a” above) by the Company.

5. STOCK OPTIONS

Midland accounts for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, no compensation cost has been recognized for the stock option plans. Had the Company accounted for stock based employee compensation under the fair value method (SFAS 123), the Company’s net income and earnings per share for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

	For the Three Months Ended March 31
	2004	2003
Net Income as Reported	$16,848	$10,049
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	360	308

Pro forma Net Income	$16,488	$9,741

Basic Shares	18,154	17,387
Diluted Shares	18,644	17,829
Earnings per share:
Basic - as reported	$0.93	$0.58
Basic - pro forma	0.91	0.56
Diluted - as reported	$0.90	$0.56
Diluted - pro forma	0.88	0.55

Compensation expense in the pro-forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

6. DERIVATIVE FINANCIAL INSTRUMENTS

Midland adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, which established reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. At March 31, 2004, Midland’s investment portfolio included approximately $51.0 million of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three-month periods ended March 31, 2004 and 2003, Midland recorded pre-tax gains (losses) on these securities of $168,000 and $(901,000), respectively.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be 100% effective and thus the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no income statement impact. At March 31, 2004 and 2003, the accumulated derivative losses recorded in Other Comprehensive Income, net of deferred taxes, amounted to $942,000 and $1,283,000, respectively. The swaps mature on December 1, 2005.

7. DEFINED BENEFIT PENSION PLANS

Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the three-month periods ended March 31, 2004 and 2003 are (000’s):

	For the Three Months Ended March 31
	2004	2003
Service cost	$218	$189
Interest cost	396	364
Expected return on assets	(398)	(394)
Amortization of transition asset	(18)	(24)
Amortization of prior service cost	8	8
Amortization of net loss	27	13

Net periodic benefit cost	$233	$156

The Company prepaid its required cash contribution of $0.6 million for the 2004 plan year in December 2003 and anticipates no further cash contributions until 2005.

8. RELATED PARTY TRANSACTIONS

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at March 31, 2004 was $4.1 million, $3.3 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 1.0% as of March 31, 2004, a rate that is considered to be competitive with the market rates offered for similar instruments.

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

9. NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB statements No. 87, 88 and 106”. The revised statement (SFAS No. 132(R)) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. In 2004, SFAS No. 132(R) requires interim-period disclosure of components of net pension and other postretirement benefit cost. Midland adopted this standard and all of its required disclosures.

ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

Our specialty insurance operations are conducted through our wholly-owned subsidiary, American Modern Insurance Group, Inc. (American Modern) which controls six property and casualty insurance companies, two credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia. Approximately 49% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. All other insurance products and services include other specialty insurance products such as site-built dwelling, motorcycle, watercraft, recreational vehicle, extended service contract, mortgage fire, collateral protection, credit life, long-haul truck physical damage, commercial property, excess and surplus lines and also includes the results of our fee producing subsidiaries.

M/G Transport Services, Inc. and MGT Services, Inc. (collectively M/G Transport) operate a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other cargoes primarily on the lower Mississippi River and its tributaries.

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS

Manufactured Housing Premium and Profitability

Manufactured homes have historically represented approximately one out of every five to six new single family housing starts in the United States. The industry became over built during the period between 1997 and 1999 as credit became readily available. New manufactured home shipments were slower than historical averages during 2001, 2002 and 2003. As a result, during 2001 and 2002, American Modern experienced a decrease in its manufactured housing insurance premium volume due to a decline in the premium generated through its point of sale and lender channels of distribution coupled with American Modern’s decision to terminate unprofitable business. Beginning in

2002 and 2003, American Modern benefited from rate increases and the manufactured housing gross written increased in 2003 and also in the first quarter of 2004 where gross written premium increased 10.5% to $80.6 million from $73.0 million in the year ago first quarter.

American Modern experienced higher than normal levels of losses caused by fire in its manufactured housing and site-built lines during 2000, 2001 and 2002. In response to this trend, American Modern began aggressively pursuing rate increases in its manufactured housing products and site-built programs in 2002 and 2003. Beginning in the second quarter of 2003 and continuing throughout the remainder of 2003, the manufactured housing and site-built fire loss ratios have decreased to what we consider to be normal levels. However, during the first quarter of 2004, American Modern experienced an up-tick in its manufactured housing fire loss ratio which increased 5.4 percentage points over the 2003 first quarter. The increase has been isolated to four southern states and appears to be driven more by severity of the losses as compared to the frequency of losses. Despite the up-tick in the manufactured housing fire loss ratio during the first quarter the combined ratio relative to this line is, in the Company’s opinion, still favorable at 90.2% for the quarter.

Shift Away from Chattel Financing

Manufactured housing sales have traditionally been financed as personal property through a financing transaction referred to as chattel financing. Several large chattel lenders over the past several years have ceased, or substantially reduced, lending for manufactured housing. As a result, manufactured housing sales have slowed and there has been a shift to more traditional mortgage loan financing on manufactured homes. American Modern has or had relationships with several of the chattel lenders who reduced their lending or exited this market. This, coupled with American Modern’s decision to terminate certain unprofitable business in the lender channel, has resulted in a decrease in the amount of premium volume American Modern has generated through its lender channel.

Site-Built Dwelling

During 2002, American Modern de-emphasized its standard homeowner programs in favor of its dwelling fire programs which have more restrictive coverages. American Modern undertook a careful review of all of its site-built dwelling programs with the intent of targeting those properties that fell outside the parameters of the standard homeowner’s insurance market. As a result of these actions, American Modern has achieved positive growth from its ongoing site-built programs, which are primarily fire dwelling programs. More specifically, gross written premium from American Modern’s ongoing site-built programs increased 9.3% to $21.2 million in the first quarter of 2004 from $19.4 million in the comparable quarter in 2003. American Modern has also experienced the intended decrease in de-emphasized programs, which are primarily standard homeowners programs.

Motorcycle

In 2003, the motorcycle product line accounted for approximately 9% of American Modern’s property and casualty gross written premiums. The underwriting results of the motorcycle product have been below acceptable levels, due partly to product positioning, inadequate rate levels and higher than expected losses. American Modern has committed to improving the performance of the motorcycle product even if gross written premium volume declines. In 2003, rate increases averaging 21% were approved and additional double-digit rate increases will be sought in 2004. We expect these rate increases to have a 19% impact on motorcycle’s net earned premium in 2004. We have also added expertise to our staff and have refined our product offering to better match the needs of our targeted market. Although we believe that these actions will significantly benefit the motorcycle operating performance in 2004 and in future years, the product is projected to remain unprofitable in 2004.

The initiatives related to the motorcycle product referred to above are beginning to produce results as the underwriting performance of the motorcycle product improved in the first quarter of 2004 over the prior year’s first quarter. Specifically, the motorcycle combined ratio improved from 107.0% in the first quarter of 2003 to 84.6% in the first quarter of 2004. Generally, motorcycle losses are typically lower in the first and fourth quarters and higher in the second and third quarters in a given year due to increased use during the middle of the year. As expected, motorcycle gross written premium decreased 26.7% to $11.0 million in the current quarter from $15.0 million in the year ago first quarter.

Commercial Liability Run-Off

In September 2001, American Modern exited the manufactured housing park and dealer commercial liability business. We have no outstanding unearned premium related to this business. During 2003, we experienced higher than expected losses related to this line. During the first quarter of 2004, losses from the previously exited commercial liability product line negatively impacted earnings by four cents per share (diluted), an amount comparable to the same period in 2003.

Other Products

Other products include watercraft, snowmobile, recreational vehicle, physical damage on long-haul trucks, extended service contracts, collateral protection, mortgage fire and excess and surplus lines. The growth in American Modern’s other property and casualty specialty insurance products has also contributed significantly to American Modern’s overall growth in recent years as well as in 2004. During the first quarter of 2004, gross written premium from American Modern’s other property and casualty insurance products (excluding manufactured housing) collectively increased 10.4% to $79.8 million from $72.3 million in the prior year’s first quarter. The mortgage fire and the excess and surplus lines products are primarily driving this growth.

RESULTS OF OPERATIONS

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the three-month periods ended March 31, 2004 and 2003 ($000’s):

	Three Months Ended March 31, 2004
	Gross	Net	Net
	Written	Written	Earned
Business Segment	Premium	Premium	Premium
Manufactured Housing	$80.6	$75.7	$79.9
All Other Insurance and Services:
Other Property & Casualty Specialty Products	79.8	70.8	79.9
Life Operations	5.6	2.9	3.9

Total	$166.0	$149.4	$163.7

	Three Months Ended March 31, 2003
	Gross	Net	Net
	Written	Written	Earned
Business Segment	Premium	Premium	Premium
Manufactured Housing	$73.0	$69.7	$82.4
All Other Insurance and Services:
Other Property & Casualty Specialty Products	72.3	67.5	67.7
Life Operations	2.7	1.3	3.2

Total	$148.0	$138.5	$153.3

Manufactured Housing

Although the manufactured housing industry continues to be depressed, American Modern’s gross written premium related to this product increased 10.5% in the first quarter of 2004 compared to the first quarter of 2003. This increase was due primarily to rate increases approved in 2002 and 2003 as well as the conversion of select agent business from our competitors. The manufactured housing product continues to be profitable, although the combined ratio related to this product increased to 90.2% in the first quarter of 2004, from 87.2% in the prior year’s first quarter. The increase in the combined ratio can be attributed to a 5.4 percentage point increase in the fire loss ratio which increased from 18.2% in the first quarter of 2003 to 23.6% in the current first quarter.

Losses and loss adjustment expenses are discussed further for the total insurance segment. Several other items, such as investment income, are allocated to product lines, but are more meaningfully discussed in total and have been included in the sections that follow.

All Other Insurance

Gross written premiums in American Modern’s other specialty property and casualty products (non-manufactured housing products) collectively increased 10.4% in 2004 over the comparable period in 2003. Driving this growth were the site-built dwelling, mortgage fire and the excess and surplus lines products which collectively increased $13.1 million or 50.0% over 2003 levels. American Modern received rate increases on several of these product lines in 2002 and 2003 and will continue to seek rate increases in 2004. Gross written premium related to the motorcycle product decreased 26.7% in the current quarter compared to the prior year’s first quarter. A decrease in motorcycle gross written premium was anticipated as we took aggressive rate actions and tightened our underwriting criteria.

Credit Life gross written premium increased $2.9 million in the first quarter of 2004 over the comparable period in 2003. This increase is primarily due to the significant decrease of $3.0 million in premium cancellations in the current quarter as compared to the year ago first quarter. Cancellations were heavy in 2003 due to the high level of refinancing activity which was taking place at that time.

Insurance Investment Income and Realized Capital Gains

American Modern’s net investment income increased to $8.5 million in the first quarter of 2004 from $8.4 million in the prior year’s first quarter. This increase is due to the increase in the size of the portfolio. Reinvestment rates continue to be depressed due to the current low interest rate environment. The annualized pre-tax investment yield, on a cost basis, of American Modern’s fixed income portfolio was 5.3% in the first quarter of 2004 compared to 5.8% in the comparable prior period.

Our realized investment gains and losses are comprised of three items; embedded derivatives, other-than-temporary impairments and capital gains and losses from the sale of securities. The following chart shows the gain or loss from these sources as well as their impact on our diluted earnings per share (amounts in $000’s):

	March 31, 2004			March 31, 2003
	Pre-Tax	After-Tax	Earnings	Pre-Tax	After-Tax	Earnings
	Gain (Loss)	Gain (Loss)	Per Share	Gain (Loss)	Gain (Loss)	Per Share
Embedded derivatives	$168	$109	$0.01	$(901)	$(586)	$(0.03)
Other-Than-Temporary Impairments	—	—	—	(1,898)	(1,233)	(0.07)
Capital Gains	4,538	2,950	0.15	1,036	673	0.04

Total Realized Investment Gains (Losses)	$4,706	$3,059	$0.16	$(1,763)	$(1,146)	$(0.06)

Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. American Modern’s investment portfolio does not currently include any other types of derivative investments.

Insurance Losses and Loss Adjustment Expenses (LAE)

American Modern’s losses and loss adjustment expense in the first quarter of 2004 increased 0.9% to $79.3 million from $78.6 million in the prior year’s first quarter; although American Modern’s total net earned premium increased 6.8% in the same comparable periods. This modest increase in losses was primarily due to a slight increase in non-catastrophe property and casualty losses and a decrease in property and casualty catastrophe losses. Non-catastrophe losses increased 2.7% in the first quarter 2004 compared to the first quarter in 2003. This increase was primarily attributable to the manufactured housing line and was offset by lower losses from the de-emphasized homeowners programs and the motorcycle product. American Modern also had lower catastrophe losses in the first quarter of 2004 compared to the first quarter of 2003. Catastrophe losses accounted for 1.9 percentage points of the property and casualty combined ratio for the first quarter of 2004 compared with 2.8 percentage points in the prior year’s first quarter.

Insurance Commissions and Other Policy Acquisition Costs

American Modern’s commissions and other policy acquisition costs for the first quarter of 2004 increased 8.1% to $51.7 million from $47.8 million in the prior year’s first quarter. This increase is primarily due to the growth in net earned premium plus a significant increase in contingent commission expense as a result of the improved underwriting results achieved in the current year’s first quarter compared to the prior year’s first quarter. The increase in contingent commission expense is attributable, in part, to American Modern’s pay-for-performance commission policy which reduces the up-front commission paid but rewards underwriting performance with a higher contingent commission.

Insurance Operating and Administrative Expenses

American Modern’s insurance operating and administrative expenses increased 14.1% to $25.1 million in the first quarter of 2004 from $22.0 million in the year ago comparable quarter. This increase is commensurate with the increase in revenues plus increases related to employee incentive plans and depreciation.

Overview of Property and Casualty Underwriting Results

During the first quarter of 2004, American Modern’s property and casualty combined ratio (losses and expenses as a percent of earned premium) was 94.3%, down from 96.2% in the prior year’s first quarter. This improvement was basically due to improved underwriting results related to our motorcycle, watercraft, snowmobile and recreational vehicle products in addition to a modest decrease in catastrophe losses. Excluding catastrophe losses, American Modern’s property and casualty combined ratio is 92.4% in the current quarter as compared to 93.4% in the year ago first quarter.

M/G Transport

M/G Transport, Midland’s transportation subsidiary, reported revenues for the first quarter of 2004 of $9.3 million compared to $5.8 million in the prior year’s first quarter. Pre-tax operating profit was $0.1 million in the current quarter as compared to a break-even situation in the prior year’s first quarter. The increase in transportation revenues is primarily due to an increase in tonnage hauled related to petroleum coke, coal and barite commodities. The increase in transportation expenses is commensurate with the increase in revenues plus additional costs due to a change in shipping patterns experienced during the quarter.

Outlook

Given the results of the first quarter coupled with our current outlook, we anticipate a property and casualty combined ratio, assuming normal weather, in the range of 97 to 99 percent for the full year 2004, noting that weather patterns and seasonal products such as motorcycle and watercraft tend to increase the combined ratio during the second and third quarters. Management also projects investment income to increase moderately given the larger base of invested assets. This level of underwriting profit and investment income should translate to net income in the range of $2.15 to $2.35 per share (diluted), which would include the after-tax impact of $0.15 per share (diluted) from realized investment gains. Finally, management also projects near double-digit top-line growth.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Aggregate Contractual Obligations and Off Balance Sheet Arrangements

We have certain obligations and commitments to make future payments under contracts. As of March 31, 2004, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
		Less than	2-5	After 5
	Total	1 Year	Years	Years
Long-term debt	$61,831	$1,600	$60,231	$—
Other notes payable	28,053	28,053	—	—
Annual commitments under non-cancelable leases	7,478	1,134	2,900	3,444
Purchase obligations	7,358	1,982	5,376	—
Future other obligations	1,892	1,704	188	—

Total	$106,612	$34,473	$68,695	$3,444

The table above excludes contracts and agreements that are terminable at will by the Company.

Other Items

On January 25, 2001 our Board of Directors approved an increase in the number of shares authorized under our share repurchase program from 1,000,000 shares to 2,000,000 shares on a post split basis. No shares were repurchased in the open market under our share repurchase program during the first three months of 2004 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. On April 29, 2004, our Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2006. The resolution does not require us to repurchase our shares, but rather gives management discretion to make purchases based on market conditions and our capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with our stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with our stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the three months ended March 31, 2004, the Company repurchased approximately $2.4 million of treasury shares in connection with associate stock incentive programs.

Due to the timing related to the dividend payment date, the dividend for the fourth quarter of 2003, as well as the dividend for the first quarter of 2004, were both paid during the first quarter of 2004. Therefore, dividends paid to our shareholders amounted to $1.8 million in the first three months of 2004 and $0.8 million during the prior year’s three-month period which represented only one quarter’s dividend.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of March 31, 2004, Midland had $4.1 million of commercial paper debt outstanding, $3.3 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 1.0% as of March 31, 2004, a rate that is considered to be competitive with the market rates offered for similar instruments. As of March 31, 2004, Midland also had $75.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $24.0 million was outstanding. These short-term borrowings decreased $6.0 million from $30.0 million since December 31, 2003. Proceeds derived from the reduction in marketable securities were used to reduce these short-term borrowings. These lines of credit contain minimal covenants and are typically drawn and repaid over periods ranging from two weeks to three months. Additional short-term lines are available at the discretion of various lending institutions with comparable rates and terms.

We also have a mortgage obligation related to the financing of our corporate headquarters building. As of March 31, 2004, the outstanding balance of this mortgage was $15.4 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December 2005. The effective interest rate on this obligation is 6.8%.

On October 21, 2003 Midland filed a “universal shelf registration statement” with the Securities and Exchange Commission. A shelf registration, or delayed offering, of securities allows companies to register securities under the Securities Act of 1933 for future sale, thereby avoiding potential time-consuming delays inherent in the registration process. Under this process, companies are permitted to register securities in advance of their expected sale date and “put them on the shelf” for future use. This registration statement will allow the company to offer from time to time up to $150 million in various types of securities, including debt, preferred stock and common stock. On February 5, 2004, Midland sold 1,150,000 shares of its common stock authorized by this shelf registration. The net proceeds received of $25.1 million were used to increase the capital base of its insurance subsidiaries to provide for future growth and for other general corporate purposes.

On April 29, 2004, Midland, through a wholly owned trust, issued $12.0 million of junior subordinated debt securities. This transaction was part of the Company’s participation in a pooled trust preferred offering. The proceeds from this transaction will be used to increase the capital of the insurance subsidiaries to fund future growth and for general corporate purposes. The debt has a 30-year term and is callable after five years. The interest related to the debt is variable in nature. The debt contains certain provisions which are typical and customary for this type of security.

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

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased 3.2% from $846.3 million at December 31, 2003, to $873.7 million at March 31, 2004. This increase was primarily due to the investment of $24.0 million in net proceeds derived from the public stock offering and positive cash flow generated from operations offset by a decrease of $1.6 million in unrealized appreciation in the market value of securities held. The decrease in the unrealized appreciation was due to a $3.6 million increase in unrealized appreciation related to the fixed income portfolio offset by a $5.2 million decrease in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, decreased to $68.0 million as of March 31, 2004 from $73.3 million as of December 31, 2003.

Securities with unrealized gains and losses by category (equity and debt) and by time frame are summarized in the chart below:

Unrealized Gain (Loss) as of March 31, 2004

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Fixed Income Securities
Total Held In A Gain Position	$32,224	$619,692	729
Held In A Loss Position For Less Than 3 Months	(496)	55,110	48
Held In A Loss Position For More Than 3 Months And Less Than 9 Months	(68)	5,246	8
Held In A Loss Position For More Than 9 Months And Less Than 18 Months	(143)	9,956	11
Held In A Loss Position For More Than 18 Months	(169)	1,117	3

Fixed Income Total	$31,348	$691,121	799

Equity Securities
Total Held In A Gain Position	$82,746	$161,115	203
Held In A Loss Position For Less Than 3 Months	(289)	7,761	25
Held In A Loss Position For More Than 3 Months And Less Than 9 Months	(140)	2,037	6
Held In A Loss Position For More Than 9 Months And Less Than 18 Months	(48)	305	2
Held In A Loss Position For More Than 18 Months	(648)	3,432	9

Equity Total	$81,621	$174,650	245

Total Per Above	$112,969	$865,771	1,044
Accrued Interest and Dividends		7,952

Total Per Balance Sheet	$112,969	$873,723

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at March 31, 2004. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.

The average duration of American Modern’s debt security investment portfolio as of March 31, 2004 was 4.1 years which management believes provides adequate asset/liability matching.

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $1.9 million for the first three months of 2004 and a total of $14.8 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures of $5.0 million to $8.0 million annually over the next two to three years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American

Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of March 31, 2004, there was $36.0 million outstanding under these facilities.

During the first quarter of 2002, American Modern entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern’s long-term credit facility has been effectively fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of March 31, 2004 was $(1.4) million and is included in other payables and accruals.

Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 69% of American Modern’s accounts receivables relate to premium due directly from policyholders as of March 31, 2004. In the case of receivables due from agents, American Modern has offered payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures. Since December 31, 2003, American Modern’s accounts receivable has increased $3.3 million to $75.9 million at March 31, 2004 due primarily to an increase of $6.5 million in receivables related to marketable securities sold at the end of the quarter offset by a $3.7 million decrease in property and casualty receivables related to written premium volume.

The decrease of $3.6 million in deferred policy acquisition costs is primarily due to net earned premium outpacing net written premium during the first quarter coupled with the impact of the “Pay for Performance” program. This program reduces the front-end commission and shifts the bulk of the agent’s compensation to a back-end loaded profit sharing arrangement.

The $15.3 million decrease in unearned insurance premiums was also due to the net earned premium outpacing net written premium during the first quarter in addition to the reduction of unearned premium related to the life operations resulting from the transition to a monthly pay premium.

The $4.2 million increase in insurance commissions payable is due to the net increase of $3.6 million in property and casualty contingent commissions payable as a result of the strong underwriting profitability of the property and casualty operations in the first quarter of 2004.

Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.

Transportation

M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of March 31, 2004, the transportation subsidiaries had $10.4 million of collateralized equipment obligations outstanding. Like the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

OTHER MATTERS

Comprehensive Income

The only differences between our net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the three-month periods ended March 31, 2004 and 2003, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Three Months Ended
	March 31,
	2004	2003
Changes in net unrealized capital gains:
Equity securities	$(3,413)	$(2,655)
Fixed income securities	2,359	312
Changes in fair value of interest rate swap hedge	(10)	(19)

Total	$(1,064)	$(2,362)

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period. Changes in the fair value of the interest rate swap agreement are predicated on the current interest rate environment relative to the fixed rate of the swap agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate our critical accounting policies, assumptions and estimates, including those related to insurance revenue and expense recognition, loss reserves, reinsurance levels and valuation and impairment of assets. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. This process forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Reinsurance Risks

By reinsuring certain levels and types of insurable risk with other insurance companies, American Modern limits its exposure to losses to that portion of the insurable risk it retains. However, if the reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern regularly evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. In addition, American Modern may require reinsurers to establish trust funds and maintain letters of credit to further minimize American Modern’s exposure. We do not believe there is any significant concentration of credit risk arising from any single reinsurer. We expect that American Modern’s reinsurers will satisfy their obligations. As of March 31, 2004, American Modern was owed $7.2 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists.

Other-Than-Temporary Impairment

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

In order to evaluate for other-than-temporary impairment, we conduct quarterly comprehensive reviews of individual portfolio holdings that have a market value less than their respective carrying costs. As part of our review for other-than-temporary impairment, we track the respective cost and market values for all individual portfolio holdings with an unrealized loss. For securities where the market value is less than 80% of cost, we more closely monitor for signs of other-than-temporary impairment. We, with the assistance of our external professional money managers, apply both quantitative and qualitative criteria in our evaluation, including facts specific to each individual investment such as, but not limited to, the length of time the fair value has been below the cost, the extent of the decline, our intent to sell or hold the security, the expectation for each individual security’s performance, the credit worthiness and related liquidity of the issuer and the issuer’s business sector.

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

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At March 31, 2004, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

For fixed income and equity securities, we consider the following factors, among others, to determine if a security is other-than-temporarily impaired:

•	the extent and duration to which market value is less than cost

•	historical operating performance

•	issuer news releases, including those disclosing that the issuer has committed an event of default (missed payment beyond grace period, bankruptcy filing, loss of principle customer or supplier, debt downgrade, disposal of segment, etc.)

•	near term prospects for improvement of the issuer and/or its industry to include relevant industry conditions and trends

•	industry research and communications with industry specialists

•	third party research reports

•	credit rating reports

•	financial models and expectations

•	discussions with issuer’s management by investment manager

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery

•	time to conversion with respect to a mandatory convertible security

For fixed income securities, we also consider the following factors:

•	whether the unrealized loss is credit-driven or is a result of changes in market interest rates

•	the recoverability of principle and interest

•	the issuer’s ability to continue to make obligated payments to security holders

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgement we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by reallocating the capital from the security, the managers may sell the security and reallocate the capital, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other-than-temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At March 31, 2004, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

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

Asset Impairment

Midland regularly evaluates the carrying value of its assets for potential impairment. These assets include property, plant and equipment, intangible assets such as goodwill, deferred tax assets and deferred acquisition costs. Generally, potential impairment is determined based on a comparison of fair value to the carrying value. The determination of fair value can be highly subjective, specifically for assets that are not actively traded or when market based prices are not available. The initial valuation, subsequent impairment tests and determining the impairment amount, if any, may require the use of significant management estimates.

New Accounting Standards

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB statements No. 87, 88 and 106”. The revised statement (SFAS No. 132(R)) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. In 2004, SFAS No. 132(R) requires interim-period disclosure of components of net pension and other postretirement benefit cost. Midland adopted this standard and all of its required disclosures.

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

Interest rate risk is the risk that American Modern will incur economic losses due to adverse changes in interest rates. The risk arises from many of American Modern’s investment activities, as American Modern invests substantial funds in interest-sensitive assets. American Modern manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures American Modern uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.1 year duration of American Modern’s fixed income portfolio as of March 31, 2004, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $720.5 million fixed income portfolio by 4.1%, or $29.5 million.

Equity price risk is the risk that American Modern will incur economic losses due to adverse changes in a particular stock or stock index. American Modern’s equity exposure consists primarily of declines in the value of its equity security holdings. As of March 31, 2004, American Modern had $162.9 million in equity holdings, including $55.8 million of U.S. Bancorp common stock. As of March 31, 2004, the remainder of American Modern’s portfolio of equity securities (excluding U.S. Bancorp) had a beta coefficient (a measure of stock price volatility) of 1.08. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.8%. American Modern’s and Midland’s combined equity holding of U.S. Bancorp common stock totaled $68.0 million at March 31, 2004. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the consolidated fair value of our equity holdings by approximately $6.8 million.

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

The Company maintains a system of internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

INDEPENDENT ACCOUNTANTS’ REPORT

The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries “the Company” as of March 31, 2004, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Deloitte & Touche LLP
Cincinnati, Ohio

May 3, 2004

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
MARCH 31, 2004

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended March 31, 2004, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the first fiscal quarter, the Company acquired 97,553 shares in private transactions from employees in connection with its stock incentive plans. Such transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 3,076 shares from the Plan during the first fiscal quarter of 2004.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2003 Annual Meeting of Shareholders held on April 8, 2004, the following actions were taken:

a)	The following persons were elected as members of the Board of Directors to serve until the year of the 2007 Annual Meeting and until their successors are chosen and qualified:

		Votes		Broker
Name	Votes For	Withheld	Abstentions	Non-Votes
J. P. Hayden, Jr.	14,762,355	3,028,033	0	0
William T. Hayden	14,770,538	3,019,850	0	0
John M. O’Mara	16,997,399	792,989	0	0
Glenn E. Schembechler	17,141,138	649,250	0	0
Francis Marie Thrailkill	17,180,688	609,700	0	0
John I. Von Lehman	14,797,558	2,992,830	0	0

b)	A proposal by the Board of Directors to adopt The Midland Company Executive Annual Incentive Plan and approval of performance conditions applicable to certain awards under the incentive plan. The shareholders cast 14,741,347 votes in favor of this proposal and 148,188 votes against it. There were 60,058 abstentions and no broker non-votes.

c)	A proposal by the Board of Directors for the adoption of an amendment to The Midland Company 2002 Employee Incentive Stock Plan and approval of performance conditions applicable to certain awards under the 2002 plan as well as performance conditions under the 1992 Associate Stock Incentive Plan. The shareholders cast 13,791,584 votes in favor of this proposal and 1,105,272 votes against it. There were 52,738 abstentions and no broker non-votes.

d)	A proposal by the Board of Directors to approve The Midland Company Agent Stock Acquisition Program. The shareholders cast 14,503,549 votes in favor of the proposal and 388,238 votes against it. There were 57,807 abstentions and no broker non-votes.

e)	A proposal by the Board of Directors to ratify the appointment of the firm of Deloitte & Touche LLP, as Midland’s independent auditors to conduct the annual audit of the financial statements of Midland for the year ending December 31, 2004, was approved by the Shareholders. The Shareholders cast 17,656,527 votes in favor of this proposal and 83,980 votes against it. There were 49,880 abstentions and no broker non-votes.

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
(Continued)

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibit 15 - Letter re: Unaudited Interim Financial Information

Exhibit 31.1 - Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2 - Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350

Exhibit 32.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350

b)	Reports on Form 8-K – The Company filed a Current Report on Form 8-K on February 6, 2004 referencing an underwriting agreement with McDonald Investments Inc. pertaining to the public sale of 1,150,000 shares of the Company’s common stock registered pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission.

The Company filed a Current Report on Form 8-K on February 18, 2004 in connection with slides presented to several institutional investment portfolio managers in accordance with Regulation FD.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDLAND COMPANY

Date May 5, 2004	s/John I. Von Lehman

John I. Von Lehman, Executive Vice President, Chief Financial Officer and Secretary