Form 10-Q
period 2004-06-30
MIDLAND CO
filed 2004-08-06
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ . No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ . No ☐.

     The number of common shares outstanding as of August 5, 2004 was 18,769,685.

PART I. FINANCIAL INFORMATION
THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
Amounts in 000’s

	(Unaudited)
	June 30,	Dec. 31,
ASSETS	2004	2003
MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $706,423 at June 30, 2004 and $643,735 at December 31, 2003)	$717,839	$671,454
Equity (cost, $107,832 at June 30, 2004 and $87,998 at December 31, 2003)	187,806	174,868

Total	905,645	846,322

CASH	5,011	2,386

ACCOUNTS RECEIVABLE — NET	87,745	81,297

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	75,227	70,990

PROPERTY, PLANT AND EQUIPMENT — NET	68,981	69,328

DEFERRED INSURANCE POLICY ACQUISITION COSTS	90,031	87,873

OTHER ASSETS	21,538	21,309

TOTAL ASSETS	$1,254,178	$1,179,505

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
Amounts in 000’s

	(Unaudited)
	June 30,	Dec. 31,
LIABILITIES & SHAREHOLDERS' EQUITY	2004	2003
UNEARNED INSURANCE PREMIUMS	$393,715	$383,869

INSURANCE LOSS RESERVES	217,791	204,833

INSURANCE COMMISSIONS PAYABLE	44,378	30,522

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	8,382	6,978

LONG-TERM DEBT	61,442	62,217

OTHER NOTES PAYABLE:
Banks	7,000	30,000
Commercial paper	4,778	3,625

Total	11,778	33,625

DEFERRED FEDERAL INCOME TAX	39,528	47,429

OTHER PAYABLES AND ACCRUALS	60,324	53,974

JUNIOR SUBORDINATED DEBENTURES	24,000	—

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 18,766 shares at June 30, 2004 and 17,643 shares at December 31, 2003 after deducting treasury stock of 4,240 shares and 4,213 shares, respectively)	959	911
Additional paid-in capital	50,313	23,406
Retained earnings	326,002	299,752
Accumulated other comprehensive income	58,785	73,455
Treasury stock — at cost	(43,219)	(41,442)
Unvested restricted stock awards	—	(24)

Total	392,840	356,058

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,254,178	$1,179,505

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
Amounts in 000’s (except per share information)

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2004	2003	2004	2003
REVENUES:
Insurance:
Premiums earned	$334,054	$310,480	$170,415	$157,202
Net investment income	17,744	16,592	9,030	8,123
Net realized investment gains	5,408	1,050	702	2,813
Other insurance income	8,303	6,987	4,041	3,528
Transportation	20,695	12,821	11,395	6,976

Total	386,204	347,930	195,583	178,642

COSTS AND EXPENSES:
Insurance:
Losses and loss adjustment expenses	167,892	192,083	88,567	113,436
Commissions and other policy acquisition costs	103,262	88,723	51,569	40,918
Operating and administrative expenses	52,432	41,723	27,353	19,735
Transportation operating expenses	19,754	12,417	10,690	6,612
Interest expense	2,561	1,821	1,542	882

Total	345,901	336,767	179,721	181,583

INCOME (LOSS) BEFORE FEDERAL INCOME TAX	40,303	11,163	15,862	(2,941)
PROVISION (CREDIT) FOR FEDERAL INCOME TAX	12,131	2,131	4,538	(1,924)

NET INCOME (LOSS)	$28,172	$9,032	$11,324	$(1,017)

BASIC EARNINGS (LOSSES) PER SHARE OF COMMON STOCK:	$1.53	$0.52	$0.60	$(0.06)
DILUTED EARNINGS (LOSSES) PER SHARE OF COMMON STOCK:	$1.48	$0.51	$0.58	$(0.06)
CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.1025	$0.0950	$0.05125	$0.04750

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)
Amounts in 000’s

				Accumulated		Unvested
		Additional		Other Com-		Restricted		Compre-
	Common	Paid-In	Retained	prehensive	Treasury	Stock		hensive
	Stock	Capital	Earnings	Income	Stock	Awards	Total	Income
BALANCE, DECEMBER 31, 2002	$911	$22,516	$279,826	$47,573	$(41,605)	$(313)	$308,908
Comprehensive income:
Net income			9,032				9,032	$9,032
Increase in unrealized gain on marketable securities, net of federal income tax of $8,961				16,620			16,620	16,620
Other, net of federal income tax of $47				(86)			(86)	(86)

Total comprehensive income								$25,566

Purchase of treasury stock					(445)		(445)
Issuance of treasury stock for options exercised and employee savings plan		434			932		1,366
Cash dividends declared			(1,674)				(1,674)
Federal income tax benefit related to the exercise or granting of stock awards		123					123
Amortization and cancellation of unvested restricted stock awards		(2)			(2)	144	140

BALANCE, JUNE 30, 2003	$911	$23,071	$287,184	$64,107	$(41,120)	$(169)	$333,984

BALANCE, DECEMBER 31, 2003	$911	$23,406	$299,752	$73,455	$(41,442)	$(24)	$356,058
Comprehensive income:
Net income			28,172				28,172	$28,172
Decrease in unrealized gain on marketable securities, net of federal income tax of $8,120				(15,078)			(15,078)	(15,078)
Other, net of federal income tax of $220				408			408	408

Total comprehensive income								$13,502

Common stock issuance	48	25,022					25,070
Purchase of treasury stock					(2,550)		(2,550)
Issuance of treasury stock for options exercised and employee savings plan		852			773		1,625
Cash dividends declared			(1,922)				(1,922)
Federal income tax benefit related to the exercise or granting of stock awards		1,033					1,033
Amortization and cancellation of unvested restricted stock awards						24	24

BALANCE, JUNE 30, 2004	$959	$50,313	$326,002	$58,785	$(43,219)	$—	$392,840

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX-MONTHS ENDED JUNE 30, 2004 AND 2003
Amount in 000’s

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,172	$9,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,912	4,351
Net realized investment gains	(5,166)	(1,340)
Increase (decrease) in unearned insurance premiums	9,846	(7,780)
Decrease (increase) in deferred insurance policy acquisition costs	(2,158)	2,988
Decrease (increase) in reinsurance recoverables and prepaid reinsurance premiums	(4,237)	7,508
Increase in net accounts receivable	(6,448)	(5,726)
Increase in insurance loss reserves	12,958	16,616
Increase in funds held under reinsurance agreements and reinsurance payables	1,404	624
Increase in other accounts payable and accruals	8,836	6,166
Decrease (increase) in other assets	(229)	1,117
Increase in insurance commissions payable	13,856	84
Other-net	796	1,797

Net cash provided by operating activities	63,542	35,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(272,536)	(226,151)
Sale of marketable securities	134,039	148,832
Decrease in cash equivalent marketable securities	21,065	21,625
Maturity of marketable securities	39,140	50,578
Acquisition of property, plant and equipment	(5,787)	(6,911)
Proceeds from sale of property, plant and equipment	386	166

Net cash used in investing activities	(83,693)	(11,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance	25,070	—
Decrease in net short-term borrowings	(21,847)	(15,804)
Issuance of treasury stock	1,625	1,366
Dividends paid	(2,747)	(1,604)
Purchase of treasury stock	(2,550)	(445)
Repayment of long-term debt	(775)	(750)
Issuance of junior subordinated debentures	24,000	—

Net cash provided by (used in) financing activities	22,776	(17,237)

NET INCREASE IN CASH	2,625	6,339
CASH AT BEGINNING OF PERIOD	2,386	5,975

CASH AT END OF PERIOD	$5,011	$12,314

INTEREST PAID	$1,917	$1,710
INCOME TAXES PAID	$11,800	$1,500

See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2003 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the six and three-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in Midland’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current period presentation.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Six months ended June 30:
2004	18,453	18,977

2003	17,405	17,883

Three months ended June 30:
2004	18,752	19,259

2003	17,424	17,424

3. INCOME TAXES

The federal income tax provisions for the three and six-month periods ended June 30, 2004 and 2003 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2004	2003	2004	2003
Federal income tax at statutory rate	$14,106	$3,907	$5,552	$(1,030)
Tax effect of:
Tax exempt interest and excludable dividend income	(2,087)	(1,834)	(1,064)	(925)
Other — net	112	58	50	31

Provision (credit) for federal income tax	$12,131	$2,131	$4,538	$(1,924)

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

4. SEGMENT DISCLOSURES

Since the Company’s annual report for 2003, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2004 and 2003 is as follows (000’s):

	Six Months Ended June 30, 2004			Three Months Ended June 30, 2004
		Revenues-	Pre-Tax	Revenues-	Pre-Tax
	Total	External	Income	External	Income
	Assets	Customers	(Loss)	Customers	(Loss)
Reportable Segments:
Insurance:
Manufactured housing	n/a	$161,602	$21,727	$80,680	$9,391
Other	n/a	180,755	16,488	93,776	7,917
Unallocated	$1,170,586	—	4,228	—	458
Transportation	33,874	20,695	707	11,395	588
Corporate and all other	108,583	—	(2,847)	—	(2,492)
Intersegment Eliminations	(58,865)	—	—	—	—

Total	$1,254,178	$363,052	$40,303	$185,851	$15,862

	Six Months Ended June 30, 2003			Three Months Ended June 30, 2003
		Revenues-	Pre-Tax	Revenues-	Pre-Tax
	Total	External	Income	External	Income
	Assets	Customers	(Loss)	Customers	(Loss)
Reportable Segments:
Insurance:
Manufactured housing	n/a	$165,828	$14,621	$82,452	$(971)
Other	n/a	151,639	(4,000)	78,278	(5,266)
Unallocated	$1,066,140	—	1,402	—	3,479
Transportation	26,122	12,821	316	6,976	315
Corporate and all other	61,794	—	(1,176)	—	(498)
Intersegment Eliminations	(30,155)	—	—	—	—

Total	$1,123,901	$330,288	$11,163	$167,706	$(2,941)

Intersegment revenues are insignificant. Revenues reported above, by definition, exclude investment income and realized gains. For pre-tax income reported above, insurance investment income is allocated to Manufactured Housing and Other while realized gains and losses are included in Unallocated. The Company allocates insurance investment income to the segments based primarily on written premium volume. The Company does not allocate realized gains or losses to the segments as the Company evaluates the performance of the segments exclusive of the impact of realized gains or losses due to potential timing issues. Certain other amounts are also not allocated to segments (“n/a” above) by the Company.

The following chart provides additional detail related to the Company’s revenues for the three and six-month periods ended June 30, 2004 and 2003 ($000’s):

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Revenues from external customers

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2004	2003	2004	2003
Insurance:
Manufactured housing	$161,602	$165,828	$80,680	$82,452
All other insurance
Other personal lines property	43,123	42,456	22,049	21,320
Personal lines casualty	63,040	56,229	31,357	29,395
Financial services	36,999	23,160	21,312	12,217
Commercial lines	24,004	16,853	12,786	8,753
Other insurance	13,589	12,941	6,272	6,593
Transportation	20,695	12,821	11,395	6,976

Total revenues from external customers	$363,052	$330,288	$185,851	$167,706

5. STOCK OPTIONS

Midland accounts for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, no compensation cost has been recognized for the stock option plans. Had the Company accounted for stock based employee compensation under the fair value method (SFAS 123), the Company’s net income and earnings per share for the three and six-months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net Income (Loss) as Reported	$28,172	$9,032	$11,324	$(1,017)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	590	507	230	199

Pro forma Net Income (Loss)	$27,582	$8,525	$11,094	$(1,216)

Basic Shares	18,453	17,405	18,752	17,424
Diluted Shares	18,977	17,883	19,259	17,424
Earnings per share:
Basic — as reported	$1.53	$0.52	$0.60	$(0.06)
Basic — pro forma	1.50	0.49	0.59	(0.07)
Diluted — as reported	$1.48	$0.51	$0.58	$(0.06)
Diluted — pro forma	1.45	0.48	0.57	(0.07)

Compensation expense in the pro-forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Midland adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, which established reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and measurement of those

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

instruments at fair value. At June 30, 2004, Midland’s investment portfolio included approximately $51.3 million of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three and six month periods ending June 30, 2004, Midland recorded pre-tax gains on these securities of $74,000 and $242,000, respectively. For the three and six month periods ended June 30, 2003, Midland recorded pre-tax gains (losses) on these securities of $612,000 and $(290,000), respectively.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be 100% effective and thus the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no income statement impact. At June 30, 2004 and 2003, the derivative gain (loss) recorded in Other Comprehensive Income, net of deferred taxes, amounted to $408,000 and $(86,000), respectively. The swaps mature on December 1, 2005.

7. DEFINED BENEFIT PENSION PLANS

Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the three and six-month periods ended June 30, 2004 and 2003 are (000’s):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Service cost	$436	$379	$218	$189
Interest cost	793	727	396	364
Expected return on assets	(797)	(787)	(398)	(394)
Amortization of transition asset	(36)	(48)	(18)	(24)
Amortization of prior service cost	16	16	8	8
Amortization of net loss	53	26	27	13

Net periodic cost	$465	$313	$233	$156

The Company prepaid its required cash contribution of $0.6 million for the 2004 plan year in December 2003 and anticipates no further cash contributions until 2005.

8. JUNIOR SUBORDINATED DEBENTURES

Wholly-owned subsidiary trusts of Midland have issued preferred trust securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the trusts’ obligations. The preferred trust securities are mandatorily redeemable upon maturity or redemption of the subordinated debt and are an obligation of The Midland Company. The interest rate related to these securities is based on the 90 day LIBOR rate plus 3.5%. The preferred securities consist of the following:

		Amount	Option
Date of Issuance	Maturity Date	Outstanding	Redemption Date
April 29, 2004	Floating Rate Preferred (2034)	$12,000,000	On or after April 2009
May 26, 2004	Floating Rate Preferred (2034)	12,000,000	On or after May 2009

9. RELATED PARTY TRANSACTIONS

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at June 30, 2004 was $4.8 million, $4.0 million of which represented notes held either directly or indirectly by our executive

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

officers and directors. The effective annual yield paid to all participants in this program was 1.05% as of June 30, 2004, a rate that management considers to be competitive with the market rates offered for similar instruments.

10. NEW ACCOUNTING STANDARDS

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

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. EITF 03-1 is effective for the Company in the third quarter of 2004. Gross unrealized losses on available for sale securities were $7.0 million at June 30, 2004. Any other-than-temporary impairments that may need to be recognized upon adoption will be dependent on market conditions and management’s intent and ability to hold any such impaired securities.

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

INTRODUCTION

The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address our three reportable segments, which are manufactured housing insurance, all other insurance and transportation. A summary description of the operations of each of these segments is included below.

Our specialty insurance operations are conducted through our wholly-owned subsidiary, American Modern Insurance Group, Inc. (American Modern) which controls six property and casualty insurance companies, two credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia. Approximately 44% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. All other insurance products and services include other specialty insurance products such as site-built dwelling, motorcycle, watercraft, recreational vehicle, extended service contract, mortgage fire, collateral protection, credit life, long-haul truck physical damage, commercial property, excess and surplus lines and also includes the results of our fee producing subsidiaries.

M/G Transport Services, Inc. and MGT Services, Inc. (collectively M/G Transport) operate a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other cargoes primarily on the lower Mississippi River and its tributaries.

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS

Manufactured Housing Premium

Manufactured homes have historically represented approximately one out of every five to six new single family housing starts in the United States. The industry became over built during the period between 1997 and 1999 as credit became readily available. New manufactured home shipments have been slower than historical averages since 2001. As a result, during 2001 and 2002, American Modern experienced a decrease in its manufactured housing insurance premium volume due to a decline in the premium generated through its point of sale and lender channels of distribution. Also contributing to the general decline was the shift away from chattel financing. Manufactured housing sales have traditionally been financed as personal property through a financing transaction referred to as chattel financing. Several large chattel lenders over the past several years have ceased, or substantially reduced, lending for manufactured housing. As a result, manufactured housing sales have slowed and there has been a shift to more traditional mortgage loan financing on manufactured homes. American Modern has or had relationships with several of the chattel lenders who reduced their lending or exited this market. Beginning in 2003, American Modern benefited from rate increases and, coupled with the conversion of certain books of manufactured housing business, experienced growth in gross written premium in 2003. Continuing this trend in 2004, American Modern’s gross written premiums increased 6.5% to $168.4 million from $158.2 million in the six month period ended June 30, 2004 and increased 3.1% to $87.8 million from $85.2 in the three month period ended June 30, 2004.

Site-Built Dwelling Premium

During 2002, American Modern de-emphasized its standard homeowner programs in favor of its dwelling fire programs which have more restrictive coverages. American Modern undertook a careful review of all of its site-built dwelling programs with the intent of targeting those properties that fell outside the parameters of the standard homeowner’s insurance market. As a result of these actions, American Modern has achieved positive growth from its ongoing site-built programs, which are primarily dwelling fire programs. More specifically, gross written premium from American Modern’s ongoing site-built programs increased 17.6% to $22.7 million in the second quarter of 2004 from $19.3 million in the comparable quarter in 2003. On a year-to-date basis, the ongoing site-built programs increased 20.6% to $43.9 million in the first six months of 2004 compared to $36.4 in the prior year’s first half. American Modern has also experienced the intended decrease in de-emphasized programs, which are primarily standard homeowners programs.

Manufactured Housing and Site-Built Dwelling Profitability

American Modern experienced higher than normal levels of losses caused by fire in its manufactured housing and site-built lines during 2000, 2001 and 2002. In response to this trend, American Modern began aggressively pursuing rate increases in its manufactured housing products and site-built programs in 2002 and 2003. Primarily as a result of these rate increases, manufactured housing and site-built dwelling profitability has increased to more acceptable levels in 2004. For the second quarter of 2004, American Modern experienced a fire loss ratio decrease in its manufactured housing and site-built programs of 3.6 percentage points and 10.6 percentage points, respectively, compared to the comparable quarter in 2003. On a year-to-date basis, the fire loss ratio decreased 6.2 percentage points for the site-built business and increased 0.9 percentage points for manufactured housing. The increase in the year-to-date fire loss ratio resulted from American Modern experiencing a 5.4 percentage point increase in its manufactured housing fire loss ratio in the first quarter of 2004 compared to the 2003 first quarter.

Motorcycle

In 2003, the motorcycle product line accounted for approximately 9% of American Modern’s property and casualty gross written premiums. The underwriting results of the motorcycle product have been below acceptable levels, due partly to product positioning, inadequate rate levels and higher than expected losses. American Modern has committed to improving the performance of the motorcycle product even if gross written premium volume declines. In 2003, rate increases averaging 21% were approved by various states’ insurance departments and additional double-digit rate increases are being sought in 2004. We expect these rate increases to have approximately a 20% impact on motorcycle’s net earned premium in 2004. We have also added expertise to our staff and have refined our product offering to better match the needs of our targeted market. Although we believe that these actions have significantly benefited the motorcycle operating performance in 2004, and will continue to do so in future years, the product is projected to be unprofitable for the remainder of 2004.

The initiatives related to the motorcycle product referred to above are beginning to produce results as the 2004 underwriting performance of the motorcycle product improved on both a second quarter and year-to-date basis compared to 2003. Specifically, the motorcycle combined ratio improved from 130.7% in the second quarter of 2003 to 121.0% in the second quarter of 2004. On a year-to-date basis, the motorcycle combined ratio improved from 119.7% in 2003 to 102.7% in 2004. Generally, motorcycle losses are typically lower in the first and fourth quarters and higher in the second and third quarters in a given year due to increased use during the middle of the year. As expected, motorcycle gross written premium decreased 9.0% from $22.3 million in the second quarter of 2003 to $20.3 million in the second quarter of 2004. On a year-to-date basis, motorcycle premium decreased 16.1% from $37.3 million in 2003 to $31.3 million in 2004.

Commercial Liability Run-Off

In September 2001, American Modern exited the manufactured housing park and dealer commercial liability business. We have no outstanding unearned premium related to this business. During 2003, we experienced higher than expected losses related to this line. Due to the adverse development, American Modern strengthened their reserves to address the future run-off claims. During the second quarter of 2004, the run-off of this line of business increased our profitability by approximately 5 cents per share (diluted) versus a charge of 15 cents a year ago as American Modern experienced favorable development in the claims settled during the quarter. American Modern also experienced a significant decrease in the number of new claims reported during the quarter. The number of new reported claims was approximately 50% less than the level of claims reported in the second quarter of 2003.

Diversification of Premium — Other Products

Other products include watercraft, snowmobile, recreational vehicle, physical damage on long-haul trucks, extended service contracts, collateral protection, mortgage fire and excess and surplus lines. The growth in American Modern’s other property and casualty specialty insurance products has also contributed significantly to American Modern’s overall growth in recent years as well as in 2004. During the second quarter of 2004, gross written premium from American Modern’s other property and casualty insurance products (excluding manufactured housing) collectively increased 23.1% to $117.8 million from $95.7 million in the prior year’s second quarter. On a year-to-date basis, gross written premium from American Modern’s other property and casualty insurance products (excluding manufactured housing) collectively increased 17.7% to $197.7 million from $168.0 million in 2003. American Modern’s gross written premiums benefited from the assumption of a $17.6 million book of collateral protection business that it obtained the rights to in the second quarter of 2004. The mortgage fire and the excess and surplus lines products are also significant contributors to the growth in 2004.

RESULTS OF OPERATIONS

Insurance

Overview of Premium Volume

The following chart provides detail related to the Company’s revenues for the three and six-month periods ended June 30, 2004 and 2003 ($000’s):

Revenues from external customers

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2004	2003	2004	2003
Insurance:
Manufactured housing	$161,602	$165,828	$80,680	$82,452
All other insurance
Other personal lines property	43,123	42,456	22,049	21,320
Personal lines casualty	63,040	56,229	31,357	29,395
Financial services	36,999	23,160	21,312	12,217
Commercial lines	24,004	16,853	12,786	8,753
Other insurance	13,589	12,941	6,272	6,593
Transportation	20,695	12,821	11,395	6,976

Total revenues from external customers	$363,052	$330,288	$185,851	$167,706

Manufactured Housing

Although the manufactured housing industry continues to be depressed, American Modern’s gross written premium related to this product increased 3.1% in the second quarter of 2004 and 6.5% on a year-to-date basis compared to the same period of 2003. These increases were due primarily to rate increases approved in 2002 and 2003 as well as the conversion of selected agents’ business from our competitors. The manufactured housing product achieved a combined ratio of 93.6% in the second quarter compared to 105.9% in last year’s second quarter. The primary reason for this improvement was a 9.1 percentage point decrease in catastrophe losses in the quarter. However, excluding the effects of catastrophes, the second quarter manufactured housing combined ratio still improved to 87.2% in 2004 compared to 91.2% in 2003. This improvement is driven primarily by the Company’s recent rate and underwriting actions. Losses and loss adjustment expenses are discussed further for the total insurance segment. Several other items, such as investment income, are allocated to product lines, but are more meaningfully discussed in total and have been included in the sections that follow.

All Other Insurance

Gross written premiums in American Modern’s other specialty property and casualty products (non-manufactured housing products) collectively increased 23.1% in the second quarter of 2004 and 17.7% year-to-date over the comparable period in 2003. Driving this growth were the collateral protection, mortgage fire and the excess and surplus lines products which collectively increased $32.8 million or 129.6% over 2003 levels. American Modern’s gross written premiums benefited from the assumption of a $17.6 million book of collateral protection business that it obtained the rights to in the second quarter of 2004. American Modern received rate increases on several of these product lines in 2002 and 2003 and is continuing to seek rate increases in 2004. Gross written premium related to the motorcycle product decreased 9.0% in the current quarter compared to the prior year’s second quarter. On a year-to-date basis, motorcycle premium decreased 16.1% from $37.3 million in 2003 to $31.3 million in 2004. A decrease in motorcycle gross written premium was anticipated as American Modern took aggressive rate actions and tightened its underwriting criteria.

Credit Life gross written premium increased $6.2 million in the second quarter of 2004 over the comparable period in 2003. On a year-to-date basis, gross written premiums increased $10.5 million in 2004 compared to 2003. This increase is primarily due to the significant decrease in premium cancellations in the current quarter as compared to the year ago second quarter. Cancellations were heavy in 2003 due to the high level of refinancing activity which was taking place at that time.

Investment Income and Realized Capital Gains

Net investment income increased to $9.0 million in the second quarter of 2004 from $8.1 million in the prior year’s second quarter. On a year-to-date basis, net investment income increased to $17.7 million in 2004 from $16.6 million in the prior year. This increase is due primarily to the increase in the size of the portfolio. Reinvestment rates continue to be depressed due to the current low interest rate environment. The annualized pre-tax equivalent investment yield, on a cost basis, of American Modern’s fixed income portfolio was 5.3% in the first six months of 2004 compared to 5.7% in the comparable prior period.

Realized investment gains and losses are comprised of three items; embedded derivatives, other-than-temporary impairments and capital gains and losses from the sale of securities. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Pre-Tax	After-Tax	Earnings	Pre-Tax	After-Tax	Earnings
	Gain (Loss)	Gain (Loss)	Per Share	Gain (Loss)	Gain (Loss)	Per Share
Embedded derivatives	$242	$157	$0.01	$(290)	$(189)	$(0.01)
Other-Than-Temporary Impairments	—	—	—	(1,898)	(1,233)	(0.07)
Capital Gains	5,166	3,358	0.17	3,238	2,105	0.12

Total Realized Investment Gains (Losses)	$5,408	$3,515	$0.18	$1,050	$683	$0.04

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Pre-Tax	After-Tax	Earnings	Pre-Tax	After-Tax	Earnings
	Gain (Loss)	Gain (Loss)	Per Share	Gain (Loss)	Gain (Loss)	Per Share
Embedded derivatives	$74	$48	$0.00	$611	$398	$0.02
Other-Than-Temporary Impairments	—	—	—	—	—	—
Capital Gains	628	408	0.02	2,202	1,431	0.08

Total Realized Investment Gains (Losses)	$702	$456	$0.02	$2,813	$1,829	$0.10

Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.

Insurance Losses and Loss Adjustment Expenses (LAE)

American Modern’s losses and loss adjustment expenses in the second quarter of 2004 decreased 21.9% to $88.6 million from $113.4 million in the prior year’s second quarter. This significant decrease in losses was due primarily to decreased catastrophe and fire losses related to American Modern’s manufactured housing and site-built products combined with significant improvements in the motorcycle loss ratio and the loss ratios in the company’s run-off commercial liability books of business. The manufactured housing and site-built dwelling products experienced 9.1 percentage point and 15.2 percentage point decreases, respectively, in catastrophe losses in the current quarter compared to prior year. In addition, the loss ratios in the manufactured housing and site-built dwelling products also experienced 3.6 percentage point and 10.6 percentage point decreases, respectively, in fire losses in the current quarter compared to prior year. The motorcycle combined ratio improved from 130.7% in the second quarter of 2003 to 121.0% in the second quarter of 2004. American Modern’s discontinued commercial liability book of business increased profitability for the second quarter of 2004 by approximately 5 cents per share (diluted) compared to a loss of 15 cents per share (diluted) in last year’s second quarter as American Modern experienced favorable development in the claims settled during the second quarter of 2004. American Modern also experienced a significant decrease in the number of new claims reported during the quarter. The number of new reported claims was approximately 50% less than the level of claims reported in the second quarter of 2003.

On a year-to-date basis, losses and loss adjustment expenses decreased 12.6% to $167.9 million in 2004 from $192.1 million in 2003. The loss ratios in the manufactured housing and site-built dwelling products experienced 4.5 percentage point and 8.2 percentage point decreases, respectively, in catastrophe losses for the six month period ended June 30, 2004 compared to the prior year’s comparable period. In addition, the fire loss ratio decreased 6.2 percentage points for site-built business which was slightly offset by a 0.9 percentage points increase for manufactured housing. The increase in the year-to-date manufactured housing fire loss ratio resulted from American Modern experiencing a 5.4 percentage point increase in its fire loss ratio in the first quarter of 2004 compared to the 2003 first quarter. On a year-to-date basis, the motorcycle combined ratio improved from 119.7% in 2003 to 102.7% in 2004.

Insurance Commissions and Other Policy Acquisition Costs

American Modern’s commissions and other policy acquisition costs increased 26.2% from $40.9 million in the second quarter of 2003 to $51.6 million in the second quarter of 2004. On a year-to-date basis, American Modern’s commissions and other policy acquisition costs increased 16.5% from $88.7 million in 2003 to $103.3 million in 2004. These increases are primarily due to the continued growth in net earned premium plus a significant increase in contingent commission expense as a result of the improved underwriting results achieved in the current year’s first quarter compared to the prior year’s first quarter. The increase in contingent commission expense is attributable, in part, to American Modern’s “Pay-for-Performance” commission policy which reduces the up-front commission paid but rewards underwriting performance with a higher contingent commission.

Insurance Operating and Administrative Expenses

American Modern’s insurance operating and administrative expenses increased 39.1% from $19.7 million in the second quarter of 2003 to $27.4 million in the second quarter of 2004. On a year-to-date basis, American Modern’s insurance operating and administrative expenses increased 25.7% from $41.7 million in 2003 to $52.4 million in 2004. These increases are commensurate with the increase in revenues plus increases related to employee incentive plans, depreciation expenses related to modernLINK®, our proprietary information systems and web enablement initiative, and an increase in employee healthcare expenses.

Overview of Property and Casualty Underwriting Results

During the second quarter of 2004, American Modern’s property and casualty combined ratio (losses and expenses as a percent of earned premium) was 96.5%, down from 111.2% in the prior year’s second quarter. This improvement was primarily due to improved underwriting results related to our manufactured housing, site built, motorcycle, snowmobile, watercraft and mortgage fire products, a decrease in catastrophe losses, and favorable run-off of our discontinued commercial liability business. Excluding catastrophe losses, American Modern’s property and casualty combined ratio was 91.4% in the current quarter as compared to 98.5% in the year ago second quarter.

On a year-to-date basis, American Modern’s property and casualty combined ratio decreased to 95.4% compared to 103.8% in the same period last year. This improvement once again was primarily due to improved underwriting results related to our manufactured housing, site built, motorcycle, snowmobile, watercraft and mortgage fire products, a decrease in catastrophe losses, and decreased losses related our discontinued commercial liability business. Excluding catastrophe losses, American Modern’s property and casualty combined ratio was 91.9% for the six month period as compared to 96.0% for the same period in 2003.

M/G Transport

M/G Transport, Midland’s transportation subsidiary, reported revenues for the second quarter of 2004 of $11.4 million compared to $7.0 million in the prior year’s second quarter. Pre-tax operating profit was $0.6 million in the current quarter as compared to $0.3 million in the prior year’s second quarter. The increase in transportation revenues is primarily due to an increase in tonnage hauled related to petroleum coke, coal and barite commodities. The increase in transportation expenses is commensurate with the increase in revenues plus additional costs due to a change in shipping patterns experienced during the quarter.

On a year-to-date basis, M/G Transport’s revenues increased to $20.7 million in 2004 compared to $12.8 million in 2003. Pre-tax income improved to $0.7 million in 2004 compared to $0.3 million in 2003.

Outlook

Given the results of the three and six-month periods ended June 30, 2004 coupled with our current outlook, we anticipate a property and casualty combined ratio, assuming normal weather, in the range of 96.5% to 98.0% for the full year 2004, noting that weather patterns and seasonal products such as motorcycle and watercraft tend to increase the combined ratio during the third quarter. Management also projects investment income to increase moderately given the larger base of invested assets. This level of underwriting profit and investment income should translate to net income in the range of $2.40 to $2.60 per share (diluted), which would include the after-tax impact of $0.18 per share (diluted) from realized investment gains. Finally, management also projects near double-digit top-line growth.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Aggregate Contractual Obligations and Off Balance Sheet Arrangements

We have certain obligations and commitments to make future payments under contracts. As of June 30, 2004, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
		Less than	2-5	After 5
	Total	1 Year	Years	Years
Long-term debt	$85,442	$1,625	$59,817	$24,000
Other notes payable	11,778	11,778	—	—
Annual commitments under non-cancelable leases	7,098	951	2,838	3,309
Purchase obligations	8,615	2,702	5,913	—
Other obligations	1,668	1,543	125	—
Insurance policy loss reserves	217,791	120,221	88,205	9,365

Total	$332,392	$138,820	$156,898	$36,674

The table above excludes contracts and agreements that relate to maintenance and service agreements which, individually and in the aggregate, are not material to the Company’s operations or financial condition, and are terminable by the Company with minimal advance notice and at little or no cost to the Company.

The insurance policy loss reserve payment projections in the above table are based on actuarial assumptions. The actual payments will vary, in both amount and time periods, from the estimated amounts represented in this table.

The following table provides additional detail surrounding the Company’s insurance policy loss reserves at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Gross case base loss reserves:
Manufactured housing	$31,739	$30,263
Other insurance	106,382	96,448
Gross loss reserves incurred but not reported	59,194	55,366
Outstanding checks and drafts	20,476	22,756

Total insurance loss reserves	$217,791	$204,833

The recorded insurance loss reserves at the balance sheet date represent the Company’s best estimate, based on historical patterns, of its liabilities at that date. Management, along with its internal actuaries, periodically reviews the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements. Additionally, management compares the Company’s estimate of loss reserves to ranges prepared by its external consulting actuaries to ensure that such estimates are within the actuaries’ acceptable range. The external actuaries perform an extensive review of loss reserves at year end along with a higher level review throughout the year to ensure that the recorded loss reserves appear reasonable. At December 31, 2003, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $149.5 million. The Company’s estimate was affirmed by the actuaries’ estimated range for net loss reserves of $143.5 million to $155.5 million. At June 30, 2004, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $159.7 million.

While management believes the amounts are fairly stated, the ultimate liability, once fully developed, may be more than or less than the recorded amount. Management believes that the likelihood that actual loss development patterns will differ significantly from past experience is remote given the short-tail, property oriented nature of the Company’s business. However, if the ultimate pay outs would significantly exceed the expected amounts, the company has several potential options to utilize in order to satisfy the additional obligations. The Company could liquidate a portion of its investment portfolio. In addition, American

Modern and the Company have conventional short-term credit lines available, at costs not exceeding prime rates, which would be sufficient to meet any increases in required loss payments.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during the first six months of 2004 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. On April 29, 2004, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2006. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the six-month period ended June 30, 2004, the Company repurchased approximately $2.6 million of treasury shares in connection with associate stock incentive programs. The Company repurchased no shares related to this program during the second quarter of 2004.

Due to the timing related to the dividend payment date, the dividend for the fourth quarter of 2003, as well as the dividends for the first and second quarter of 2004, was paid during the first half of 2004. As a result, three quarterly dividend payments were paid during the six month period ending June 30, 2004. Therefore, dividends paid to our shareholders amounted to $2.7 million in the first six months of 2004 compared to $1.6 million during the prior year’s six-month period which represented only two quarters of dividends.

We expect that our existing cash and other liquid investments, coupled with future operating cash flows and our short-term borrowing capacity, will meet our operating cash requirements for the next 12 months.

Holding Company Operations

Midland and American Modern are holding companies which rely primarily on dividends and management fees from subsidiaries to assist in servicing debt, paying operating expenses and paying dividends to the respective shareholders. The payment of dividends to these holding companies from American Modern’s insurance subsidiaries is restricted by state regulatory agencies. Such restrictions, however, have not had, and are not expected to have, a significant impact on the Company’s, or American Modern’s, liquidity or ability to meet their respective long or short-term operating, financing or capital obligations.

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of June 30, 2004, Midland had $4.8 million of commercial paper debt outstanding, $4.0 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 1.05% as of June 30, 2004, a rate that management considers to be competitive with the market rates offered for similar instruments. As of June 30, 2004, Midland also had $75.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $7.0 million was outstanding. These short-term borrowings decreased $23.0 million since December 31, 2003. Proceeds derived from the sale or maturity of marketable securities were used to reduce these short-term borrowings. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months. Additional short-term lines are available at the discretion of various lending institutions with comparable rates and terms.

The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of June 30, 2004, the outstanding balance of this mortgage was $15.2 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December 2005. The effective interest rate on this obligation is 6.8%.

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

During the second quarter of 2004, Midland, through a wholly owned trust, issued $24.0 million of junior subordinated debt securities ($12.0 million on April 29 and $12.0 million on May 26). These transactions were part of the Company’s participation in a pooled trust preferred offering. The proceeds from these transactions will be used to increase the capital of the insurance subsidiaries to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable after five years. The interest related to the debt is variable in nature. The debt contains certain provisions which are typical and customary for this type of security.

Insurance

American Modern generates cash inflows primarily from insurance premium, investment income, proceeds from the sale of marketable securities and maturities of fixed income security investments. The principal cash outflows for the insurance operations relate to the payment of claims, commissions, premium taxes, operating expenses, capital expenditures, income taxes, dividends and inter-company borrowings to us and the purchase of marketable securities. In each of the periods presented, funds generated from the insurance operating activities were used primarily to purchase investment grade marketable securities, accounting for the majority of the cash used in investing activities.

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased 7.0% from $846.3 million at December 31, 2003, to $905.6 million at June 30, 2004. This increase was primarily due to the investment of $24.0 million in net proceeds derived from the public stock offering, the investment of $24 million related to the issuance of junior subordinated debt securities and positive cash flow generated from operations, offset by a decrease of $23.2 million in unrealized appreciation in the market value of securities held. The decrease in the unrealized appreciation was due to a $16.3 million decrease in unrealized appreciation related to the fixed income portfolio combined with a $6.9 million decrease in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, decreased to $67.8 million in market value as of June 30, 2004 from $73.3 million as of December 31, 2003.

Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below:

Unrealized Gain (Loss) as of June 30, 2004

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Fixed Income Securities
Total Held In A Gain Position	$17,198	$461,321	622
Held In A Loss Position For Less Than 3 Months	(2,986)	184,424	210
Held In A Loss Position For More Than 3 Months And Less Than 9 Months	(2,106)	50,353	43
Held In A Loss Position For More Than 9 Months And Less Than 18 Months	(509)	12,930	18
Held In A Loss Position For More Than 18 Months	(181)	846	2

Fixed Income Total	$11,416	$709,874	895

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Equity Securities
Total Held In A Gain Position	$81,196	$169,331	192
Held In A Loss Position For Less Than 3 Months	(158)	5,839	13
Held In A Loss Position For More Than 3 Months And Less Than 9 Months	(523)	7,168	20
Held In A Loss Position For More Than 9 Months And Less Than 18 Months	(52)	925	3
Held In A Loss Position For More Than 18 Months	(489)	3,743	8

Equity Total	$79,974	$187,006	236

Total Per Above	$91,390	$896,880	1,131

Accrued Interest and Dividends		8,765

Total Per Balance Sheet	$91,390	$905,645

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at June 30, 2004. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.

The average duration of American Modern’s fixed income security investment portfolio as of June 30, 2004 was 4.6 years which management believes provides adequate asset/liability matching.

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $2.7 million for the first six months of 2004 and a total of $15.6 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures of $5.0 million to $8.0 million annually over the next two to three years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of June 30, 2004, there was $36.0 million outstanding under these facilities.

During the first quarter of 2002, American Modern entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern’s long-term credit facility has been effectively fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of June 30, 2004 was $(0.8) million and is included in other payables and accruals.

Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 72% of American Modern’s accounts receivables relate to premium due directly from policyholders as of June 30, 2004. In the case of receivables due from agents, American Modern has offered payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures. Since December 31, 2003, American Modern’s accounts receivable has increased $6.9 million to $79.5 million at June 30, 2004 due primarily to the increase in written premium volume.

The increase of $2.2 million in deferred policy acquisition costs is primarily due to net written premium outpacing net earned premium during the first six months of 2004 partially offset by the impact of the “Pay for Performance” program. This program reduces the front-end commission and shifts the bulk of the agent’s compensation to a back-end loaded profit sharing arrangement.

The $9.8 million increase in unearned insurance premiums was also due to the net written premium outpacing net earned premium during the first six months of 2004.

The $13.9 million increase in insurance commissions payable is primarily due to the net increase of $10.3 million in property and casualty contingent commissions payable as a result of the strong underwriting profitability of the property and casualty operations in the first half of 2004 combined with an increase in written premiums during the period.

Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.

Transportation

M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of June 30, 2004, the transportation subsidiaries had $10.2 million of collateralized equipment obligations outstanding. Like the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

OTHER MATTERS

Comprehensive Income

The only differences between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the three and six-month periods ended June 30, 2004 and 2003, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Changes in net unrealized capital gains:
Equity securities	$(4,482)	$12,145	$(1,069)	$14,800
Fixed income securities	(10,596)	4,475	(12,955)	4,163
Changes in fair value of interest rate swap hedge	408	(86)	418	(67)

Total	$(14,670)	$16,534	$(13,606)	$18,896

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period. Changes in the fair value of the interest rate swap agreement are predicated on the current interest rate environment relative to the fixed rate of the swap agreement.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, revenues and expenses and related disclosures of contingent assets and liabilities. Management regularly evaluates the Company’s critical accounting policies, assumptions and estimates, including those related to insurance revenue and expense recognition, loss reserves, reinsurance levels and valuation and impairment of assets. Management bases its estimates on historical experience and on various assumptions believed to be reasonable under the circumstances. This process forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies require significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

Insurance Revenue and Expense Recognition

Premiums for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are recognized as income on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. American Modern generally does not consider anticipated investment income in determining premium deficiencies (if any) on short-term contracts. Policy acquisition costs, primarily commission expenses and premium taxes, are capitalized and expensed over the terms of the related policies on the same basis as the related premiums are earned. Selling and administrative expenses that are not primarily related to premium written are expensed as incurred.

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

Reinsurance Risks

By reinsuring certain levels and types of insurable risk with other insurance companies, American Modern limits its exposure to losses to that portion of the insurable risk it retains. However, if the reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern and its independent reinsurance broker regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. Currently, all of American Modern’s catastrophe reinsurers are financially sound with 90% carrying an A.M. Best or S&P rating of “A” or better. In addition, American Modern may, in some cases, require reinsurers to establish trust funds and maintain letters of credit to further minimize possible exposures. As of June 30, 2004, American Modern was owed $4.6 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists. All such amounts owed to American Modern are considered current and there is no allowance for uncollectible accounts related to this recoverable. We do not believe there is any significant concentration of credit risk arising from any single reinsurer.

Other-Than-Temporary Impairment of Investment Securities

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

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At June 30, 2004, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgement we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by selling the security and reinvesting the proceeds, the managers may do so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other-than-temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At June 30, 2004, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

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

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. EITF 03-1 is effective for the Company in the third quarter of 2004. Gross unrealized losses on available for sale securities were $7.0 million at June 30, 2004. Any other-than-temporary impairments that may need to be recognized upon adoption will be dependent on market conditions and management’s intent and ability to hold any such impaired securities.

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

Interest rate risk is the risk that American Modern will incur economic losses due to adverse changes in interest rates. The risk arises from many of American Modern’s investment activities, as American Modern invests substantial funds in interest-sensitive assets. American Modern manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures American Modern uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.6 year duration of American Modern’s fixed income portfolio as of June 30, 2004, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $731.8 million fixed income portfolio by 4.6%, or $33.7 million.

Equity price risk is the risk that American Modern will incur economic losses due to adverse changes in a particular stock or stock index. American Modern’s equity exposure consists primarily of declines in the value of its equity security holdings. As of June 30, 2004, American Modern had $170.5 million in equity holdings, including $50.8 million of U.S. Bancorp common stock. As of June 30, 2004, the remainder of American Modern’s portfolio of equity securities (excluding U.S. Bancorp) had a beta coefficient (a measure of stock price volatility) of 1.09. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.9%. American Modern’s and Midland’s combined equity holding of U.S. Bancorp common stock totaled $67.8 million at June 30, 2004. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the consolidated fair value of our equity holdings by approximately $6.8 million.

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

The Company maintains a system of internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Midland Company
Cincinnati, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries (“the Corporation”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Cincinnati, Ohio

August 5, 2004

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
JUNE 30, 2004

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a)	During the quarter ended June 30, 2004, Midland entered into two private placement transactions of trust preferred securities.

On April 29, 2004, the Company completed a private placement of trust preferred securities through the formation of American Modern Capital Trust I (“Trust I”), a statutory trust organized under the Delaware Statutory Trust Act and wholly-owned subsidiary of the Company. Trust I issued and sold 12,000 trust preferred securities (liquidation amount of $1,000 per security) of Trust I to Dekania CDO II, Ltd. for $12,000,000. Trust I used the proceeds of the sale of such trust preferred securities to purchase from the Company $12,000,000 aggregate principal amount of Floating Rate Junior Subordinated Debentures due 2034.

On May 26, 2004, the Company completed another private placement of trust preferred securities through the formation of American Modern Capital Trust II (“Trust II”), also a statutory trust organized under the Delaware Statutory Trust Act and wholly-owned subsidiary of the Company. Trust II also issued and sold 12,000 trust preferred securities (liquidation amount of $1,000 per security) of Trust II to ICONS, Ltd. for $12,000,000. Trust II also used the proceeds of the sale of such trust preferred securities to purchase from the Company $12,000,000 aggregate principal amount of Floating Rate Junior Subordinated Debentures due 2034.

Payment and performance of the obligations of Trust I and Trust II under the securities described above is considered an obligation of the Company to the extent provided in guarantee agreements. The offering and sale of securities by trusts and the offering and sale of debt securities and guarantees by Midland are exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) of that Act because the transactions do not involve any public offering. Morgan Stanley & Co. Incorporated and Cochran Caronia Securities LLC served as placement agents in each of the above-described transactions and they received $240,000 in commissions in connection with the placement of the above-referenced securities. The sale of the trust preferred securities were part of larger transactions arranged by the placement agents pursuant to which the trust preferred securities were deposited into special purpose vehicles along with similar securities issued by a number of other issuers and the special purpose vehicles then issued their securities to the public. Midland expects to use the proceeds of each transaction to fund future growth and for other general corporate purposes.

b)	During the three and six-month periods ended June 30, 2004, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the three and six-month periods ended June 30, 2004, the Company acquired zero shares and 97,553 shares, respectively, in private transactions from employees in connection with its stock incentive plans. Such transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 3,733 and 6,809 shares from the Plan during the three and six-month periods ended June 30, 2004, respectively.

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
JUNE 30, 2004

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

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
JUNE 30, 2004

Exhibit 31.2 — Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350

Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350

b)	Reports on Form 8-K

The Company filed a Current Report under item 10 of Form 8-K on April 29, 2004 as the Company’s Board of Directors approved amendments to the Code of Financial Conduct for Senior Financial Officers of the Company.

The Company filed a Current Report under item 9 of Form 8-K on May 12, 2004 in connection with slides presented to several institutional investment portfolio managers in accordance with Regulation FD.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDLAND COMPANY
Date August 5, 2004	/s/John I. Von Lehman
John I. Von Lehman, Executive Vice President,
Chief Financial Officer and Secretary