Form 10-Q
period 2004-09-30
MIDLAND CO
filed 2004-11-04
CIK 66025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

—
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
Yes ☑.       No ☐.

     The number of common shares outstanding as of November 2, 2004 was 18,784,773.

PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
2. EARNINGS PER SHARE
3. INCOME TAXES
4. SEGMENT DISCLOSURES
5. STOCK OPTIONS
6. DERIVATIVE FINANCIAL INSTRUMENTS
7. DEFINED BENEFIT PENSION PLANS
8. JUNIOR SUBORDINATED DEBENTURES
9. RELATED PARTY TRANSACTIONS
10. NEW ACCOUNTING STANDARDS
ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ALL INSURANCE (Manufactured Housing and All Other Insurance)
LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
OTHER MATTERS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II. OTHER INFORMATION THE MIDLAND COMPANY AND SUBSIDIARIES SEPTEMBER 30, 2004
SIGNATURE
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION
THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
Amounts in 000’s

	(Unaudited)
	September 30,	Dec. 31,
ASSETS	2004	2003
MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $740,810 at September 30, 2004 and
$643,735 at December 31, 2003)	$765,827	$671,454
Equity (cost, $107,579 at September 30, 2004 and $87,998 at December 31, 2003)	189,643	174,868

Total	955,470	846,322

CASH	5,914	2,386

ACCOUNTS RECEIVABLE — NET	104,573	81,297

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	97,327	70,990

PROPERTY, PLANT AND EQUIPMENT — NET	67,760	69,328

DEFERRED INSURANCE POLICY ACQUISITION COSTS	91,934	87,873

OTHER ASSETS	22,034	21,309

TOTAL ASSETS	$1,345,012	$1,179,505

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
Amounts in 000’s

	(Unaudited)
	September 30,	Dec. 31,
LIABILITIES & SHAREHOLDERS’ EQUITY	2004	2003

UNEARNED INSURANCE PREMIUMS	$405,480	$383,869

INSURANCE LOSS RESERVES	260,724	204,833

INSURANCE COMMISSIONS PAYABLE	40,745	30,522

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	13,506	6,978

LONG-TERM DEBT	61,047	62,217

OTHER NOTES PAYABLE:
Banks	11,000	30,000
Commercial paper	4,774	3,625

Total	15,774	33,625

DEFERRED FEDERAL INCOME TAX	45,047	47,429

OTHER PAYABLES AND ACCRUALS	73,755	53,974

JUNIOR SUBORDINATED DEBENTURES	24,000	—

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 18,783 shares at September 30, 2004 and 17,643 shares at December 31, 2003 after deducting treasury stock of 4,223 shares and 4,213 shares, respectively)	959	911
Additional paid-in capital	50,651	23,406
Retained earnings	327,463	299,752
Accumulated other comprehensive income	69,045	73,455
Treasury stock — at cost	(43,184)	(41,442)
Unvested restricted stock awards	—	(24)

Total	404,934	356,058

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,345,012	$1,179,505

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
Amounts in 000’s (except per share information)

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,
	2004	2003	2004	2003
REVENUES:
Insurance:
Premiums earned	$503,350	$474,770	$169,296	$164,290
Net investment income	27,062	24,861	9,318	8,269
Net realized investment gains	5,726	2,240	318	1,190
Other insurance income	10,246	10,545	1,943	3,558
Transportation	32,701	19,736	12,006	6,915

Total	579,085	532,152	192,881	184,222

COSTS AND EXPENSES:
Insurance:
Losses and loss adjustment expenses	276,688	297,222	108,796	105,139
Commissions and other policy acquisition costs	146,469	133,676	43,207	44,953
Operating and administrative expenses	78,432	63,335	26,000	21,612
Transportation operating expenses	31,090	18,756	11,336	6,339
Interest expense	3,886	2,782	1,325	961

Total	536,565	515,771	190,664	179,004

INCOME BEFORE FEDERAL INCOME TAX	42,520	16,381	2,217	5,218
PROVISION (CREDIT) FOR FEDERAL INCOME TAX	11,924	3,060	(207)	929

NET INCOME	$30,596	$13,321	$2,424	$4,289

BASIC EARNINGS PER SHARE OF COMMON STOCK:	$1.65	$0.77	$0.13	$0.25
DILUTED EARNINGS PER SHARE OF COMMON STOCK:	$1.60	$0.74	$0.12	$0.23
CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.15375	$0.14250	$0.05125	$0.04750

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
Amounts in 000’s

				Accumulated		Unvested
		Additional		Other Com-		Restricted		Compre-
	Common	Paid-In	Retained	prehensive	Treasury	Stock		hensive
	Stock	Capital	Earnings	Income	Stock	Awards	Total	Income
BALANCE, DECEMBER 31, 2002	$911	$22,516	$279,826	$47,573	$(41,605)	$(313)	$308,908
Comprehensive income:
Net income			13,321				13,321	$13,321
Increase in unrealized gain on marketable securities, net of federal income tax of $7,070				13,108			13,108	13,108
Other, net of federal income tax of $63				117			117	117

Total comprehensive income								$26,546

Purchase of treasury stock					(944)		(944)
Issuance of treasury stock for options exercised and employee savings plan		563			1,039		1,602
Cash dividends declared			(2,511)				(2,511)
Federal income tax benefit related to the exercise or granting of stock awards		123					123
Amortization and cancellation of unvested restricted stock awards		(2)			(2)	217	213

BALANCE, SEPTEMBER 30, 2003	$911	$23,200	$290,636	$60,798	$(41,512)	$(96)	$333,937

BALANCE, DECEMBER 31, 2003	$911	$23,406	$299,752	$73,455	$(41,442)	$(24)	$356,058
Comprehensive income:
Net income			30,596				30,596	$30,596
Decrease in unrealized gain on marketable securities, net of federal income tax of $2,628				(4,880)			(4,880)	(4,880)
Other, net of federal income tax of $253				470			470	470

Total comprehensive income								$26,186

Common stock issuance	48	25,022					25,070
Purchase of treasury stock					(2,770)		(2,770)
Issuance of treasury stock for options exercised and employee savings plan		1,138			1,028		2,166
Cash dividends declared			(2,885)				(2,885)
Federal income tax benefit related to the exercise or granting of stock awards		1,085					1,085
Amortization and cancellation of unvested restricted stock awards						24	24

BALANCE, SEPTEMBER 30, 2004	$959	$50,651	$327,463	$69,045	$(43,184)	$—	$404,934

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
Amount in 000’s

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,596	$13,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,420	6,739
Net realized investment gains	(6,540)	(2,063)
Increase (decrease) in unearned insurance premiums	21,611	(473)
Decrease (increase) in deferred insurance policy acquisition costs	(4,061)	2,460
Decrease (increase) in reinsurance recoverables and prepaid reinsurance premiums	(26,337)	2,368
Increase in net accounts receivable	(23,276)	(2,739)
Increase in insurance loss reserves	55,891	33,442
Increase in funds held under reinsurance agreements and reinsurance payables	6,528	3,118
Increase in other accounts payable and accruals	21,456	2,449
Increase in other assets	(725)	(404)
Increase in insurance commissions payable	10,223	944
Other-net	1,567	2,776

Net cash provided by operating activities	95,353	61,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(421,328)	(382,606)
Sale of marketable securities	241,279	232,632
Decrease in cash equivalent marketable securities	8,791	39,662
Maturity of marketable securities	59,412	76,860
Acquisition of property, plant and equipment	(7,144)	(12,049)
Proceeds from sale of property, plant and equipment	480	280

Net cash used in investing activities	(118,510)	(45,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in net short-term borrowings	(17,851)	(20,971)
Issuance of long-term debt	—	7,497
Repayment of long-term debt	(1,170)	(1,127)
Issuance of junior subordinated debentures	24,000	—
Dividends paid	(2,760)	(2,441)
Issuance of treasury stock	2,166	1,602
Purchase of treasury stock	(2,770)	(944)
Proceeds from common stock issuance	25,070	—

Net cash provided by (used in) financing activities	26,685	(16,384)

NET INCREASE IN CASH	3,528	333
CASH AT BEGINNING OF PERIOD	2,386	5,975

CASH AT END OF PERIOD	$5,914	$6,308

INTEREST PAID	$3,156	$2,542
INCOME TAXES PAID	$14,800	$1,500

See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2003 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the nine and three-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in Midland’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current period presentation.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Nine months ended September 30:
2004	18,561	19,100

2003	17,411	17,919

Three months ended September 30:
2004	18,775	19,307

2003	17,420	17,913

3. INCOME TAXES

The federal income tax provisions for the nine and three-month periods ended September 30, 2004 and 2003 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,
	2004	2003	2004	2003
Federal income tax at statutory rate	$14,882	$5,733	$776	$1,826
Tax effect of:
Tax exempt interest and excludable dividend income	(3,146)	(2,773)	(1,059)	(939)
Other — net	188	100	76	42

Provision (credit) for federal income tax	$11,924	$3,060	$(207)	$929

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

4. SEGMENT DISCLOSURES

Since the Company’s annual report for 2003, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2004 and 2003 is as follows (000’s):

	Nine Months Ended			Three Months Ended
	Sept. 30, 2004			Sept. 30, 2004
		Revenues-	Pre-Tax	Revenues-	Pre-Tax
	Total	External	Income	External	Income
	Assets	Customers	(Loss)	Customers	(Loss)
Reportable Segments:
Insurance:
Manufactured housing	n/a	$240,626	$24,664	$79,024	$2,937
Other	n/a	272,970	15,768	92,215	(720)
Unallocated	$1,248,655	—	4,234	—	6
Transportation	34,682	32,701	1,274	12,006	567
Corporate and all other	108,939	—	(3,420)	—	(573)
Intersegment Eliminations	(47,264)	—	—	—	—

Total	$1,345,012	$546,297	$42,520	$183,245	$2,217

	Nine Months Ended			Three Months Ended
	Sept. 30, 2003			Sept. 30, 2003
		Revenues-	Pre-Tax	Revenues-	Pre-Tax
	Total	External	Income	External	Income
	Assets	Customers	(Loss)	Customers	(Loss)
Reportable Segments:
Insurance:
Manufactured housing	n/a	$248,187	$21,156	$82,359	$6,535
Other	n/a	237,128	(6,418)	85,489	(2,418)
Unallocated	$1,088,276	—	2,235	—	833
Transportation	29,871	19,736	771	6,915	455
Corporate and all other	60,735	—	(1,363)	—	(187)
Intersegment Eliminations	(29,486)	—	—	—	—

Total	$1,149,396	$505,051	$16,381	$174,763	$5,218

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

The following chart provides additional detail related to the Company’s revenues for the nine and three-month periods ended September 30, 2004 and 2003 ($000’s):

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Revenues

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,
	2004	2003	2004	2003
Insurance:
Manufactured housing	$240,626	$248,187	$79,024	$82,359
All other insurance
Other personal lines property	65,166	63,346	22,043	20,890
Personal lines casualty	92,924	87,812	29,884	31,583
Financial services	59,555	38,278	22,556	15,118
Commercial lines	37,707	27,503	13,703	10,650
Other insurance	17,618	20,189	4,029	7,248

Total all other insurance	272,970	237,128	92,215	85,489

Net investment income	27,062	24,861	9,318	8,269
Net realized investment gains	5,726	2,240	318	1,190
Transportation	32,701	19,736	12,006	6,915

Total revenues	$579,085	$532,152	$192,881	$184,222

5. STOCK OPTIONS

Midland accounts for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, no compensation cost has been recognized for the stock option plans. Had the Company accounted for stock-based employee compensation under the fair value method (SFAS 123), the Company’s net income and earnings per share for the nine and three-months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2004	2003	2004	2003
Net Income as Reported	$30,596	$13,321	$2,424	$4,289
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	822	705	232	197

Pro forma Net Income	$29,774	$12,616	$2,192	$4,092

Basic Shares	18,561	17,411	18,775	17,420
Diluted Shares	19,100	17,919	19,307	17,913
Earnings per share:
Basic — as reported	$1.65	$0.77	$0.13	$0.25
Basic — pro forma	1.61	0.73	0.12	0.23
Diluted — as reported	$1.60	$0.74	$0.12	$0.23
Diluted — pro forma	1.56	0.70	0.11	0.23

Compensation expense in the pro-forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

6. DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2004, Midland’s investment portfolio included approximately $51.1 million of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three and nine month periods ending September 30, 2004, Midland recorded pre-tax losses on these securities of $(1,056,000) and $(814,000), respectively. For the three and nine month periods ended September 30, 2003, Midland recorded pre-tax gains on these securities of $467,000 and $177,000, respectively.

Midland has a series of interest rate swap agreements converting $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be 100% effective. Therefore, the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no income statement impact. At September 30, 2004 and 2003, the derivative gain recorded in Other Comprehensive Income, net of deferred taxes, amounted to $470,000 and $117,000, respectively. The swaps mature on December 1, 2005.

7. DEFINED BENEFIT PENSION PLANS

Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the nine and three-month periods ended September 30, 2004 and 2003 are (000’s):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2004	2003	2004	2003
Service cost	$682	$612	$246	$233
Interest cost	1,271	1,175	478	448
Expected return on assets	(1,381)	(1,272)	(584)	(485)
Amortization of transition asset	(61)	(77)	(25)	(29)
Amortization of prior service cost	26	25	10	9
Amortization of net loss	73	42	20	16

Net periodic cost	$610	$505	$145	$192

The Company prepaid its required cash contribution of $0.6 million for the 2004 plan year in December 2003 and anticipates no further cash contributions until 2005.

8. JUNIOR SUBORDINATED DEBENTURES

Wholly-owned subsidiary trusts of Midland have issued preferred trust securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the trusts’ obligations. The preferred trust securities are mandatorily redeemable upon maturity or redemption of the subordinated debt and are an obligation of Midland. The interest rate related to these securities is based on the 90 day LIBOR rate plus 3.5%. The preferred securities consist of the following:

		Amount	Option
Date of Issuance	Maturity Date	Outstanding	Redemption Date
April 29, 2004	Floating Rate Preferred (2034)	$12,000,000	On or after April 2009
May 26, 2004	Floating Rate Preferred (2034)	12,000,000	On or after May 2009

9. RELATED PARTY TRANSACTIONS

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at September 30, 2004

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

was $4.8 million, $4.0 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 1.61% as of September 30, 2004, a rate that management considers to be competitive with the market rates offered for similar instruments.

10. NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB statements No. 87, 88 and 106”. The revised statement (SFAS No. 132(R)) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. In 2004, SFAS No. 132(R); requires interim-period disclosure of components of net pension and other postretirement benefit cost. Midland adopted this standard and all of its required disclosures.

In September 2004, the FASB deferred the effective date of paragraphs 10 through 20 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). Prior to the deferral, EITF 03-1 was to be effective for the third quarter of 2004. Application of paragraphs 10 through 20 will be deferred pending further guidance from the FASB. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Gross unrealized losses on available for sale securities were $4.1 million at September 30, 2004.

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

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS

Third Quarter Hurricanes

The catastrophe losses experienced from hurricanes Charley, Frances, Ivan and Jeanne offset the excellent non-catastrophe underwriting results experienced during the third quarter of 2004. American Modern’s property and casualty combined ratio (losses and expenses as a percent of earned premium)

was 105.9% in the third quarter compared with 104.7% a year ago. However, excluding catastrophe losses, American Modern’s third quarter combined ratio improved to 88.6% compared with 99.8% in the third quarter of 2003.

Manufactured Housing Premium

Manufactured homes have historically represented approximately one out of every five to six new single family housing starts in the United States. The industry became over built during the period between 1997 and 1999 as credit became readily available. New manufactured home shipments have been slower than historical averages since 2001. As a result, during 2001 and 2002, American Modern experienced a decrease in its manufactured housing insurance premium volume due to a decline in the premium generated through its point of sale and lender channels of distribution. Also contributing to the general decline was the shift away from chattel financing. Manufactured housing sales have traditionally been financed as personal property through a financing transaction referred to as chattel financing. Several large chattel lenders over the past several years have ceased, or substantially reduced, lending for manufactured housing. As a result, manufactured housing sales have slowed and there has been a shift to more traditional mortgage loan financing on manufactured homes. American Modern has or had relationships with several of the chattel lenders who reduced their lending or exited this market. Beginning in 2003, American Modern benefited from rate increases and, coupled with the conversion of certain books of manufactured housing business, experienced growth in gross written premium in 2003. Continuing this trend in 2004, American Modern’s gross written premiums increased 4.4% to $257.7 million from $246.8 million in the nine month period ended September 30, 2004 and increased 0.7% to $89.3 million from $88.6 in the three month period ended September 30, 2004.

Site-Built Dwelling Premium

Over the past several years, American Modern de-emphasized its standard homeowner programs in favor of its dwelling fire programs which have more restrictive coverages. American Modern undertook a careful review of its site-built dwelling programs with the intent of targeting those properties that fell outside the parameters of the standard homeowner’s insurance market. As a result of these actions, American Modern has achieved positive growth from its ongoing site-built programs, which are primarily dwelling fire programs. More specifically, gross written premium from American Modern’s ongoing site-built programs increased 8.5% to $23.0 million in the third quarter of 2004 from $21.2 million in the comparable quarter in 2003. On a year-to-date basis, the ongoing site-built programs increased 16.2% to $66.9 million in the first nine months of 2004 compared to $57.6 in the prior year’s first nine months. American Modern has also experienced the intended decrease in de-emphasized programs, which are primarily standard homeowners programs.

Manufactured Housing and Site-Built Dwelling Profitability

American Modern experienced higher than normal levels of losses caused by fire in its manufactured housing and site-built lines during 2000, 2001 and 2002 which had an adverse impact on the underwriting results from these lines. In response to this trend, American Modern began aggressively pursuing rate increases in its manufactured housing products and site-built programs in 2002 and 2003. As a result of these rate increases combined with tightened underwriting criteria, manufactured housing and site-built dwelling non-catastrophe profitability has improved in 2004.

Motorcycle

Rate increases averaging 21% and 19% were approved by various states’ insurance departments in 2003 and 2004, respectively. We expect these rate increases to have approximately a 20% impact on motorcycle’s net earned premium in 2004. We have also added expertise to our staff and have refined our product offering to better match the needs of our targeted market.

On a year-to-date basis, the motorcycle combined ratio improved from 131.9% in 2003 to 106.7% in 2004. Motorcycle losses are typically lower in the first and fourth quarters and higher in the second and third quarters in a given year due to increased use during the middle of the year. As expected, motorcycle gross written premium decreased 25.5% from $14.9 million in the third quarter of 2003 to $11.1 million in the third quarter of 2004. On a year-to-date basis, motorcycle premium decreased 18.7% from $52.1 million in 2003 to $42.4 million in 2004.

Commercial Liability Run-Off

In September 2001, American Modern exited the manufactured housing park and dealer commercial liability business. We have no outstanding unearned premium related to this business. During 2003, we experienced higher than expected losses related to this line. Due to the adverse development, American Modern strengthened reserves, in the latter part of 2003, to address the future run-off claims. For the first nine months of 2004, American Modern has experienced favorable development in the claims settled for the period and believes that the loss exposure is adequately reserved for the remainder of the run-off period.

Diversification of Premium — Other Products

Other products include watercraft, snowmobile, recreational vehicle, physical damage on long-haul trucks, extended service contracts, collateral protection, mortgage fire and excess and surplus lines. The growth in American Modern’s other property and casualty specialty insurance products has also contributed significantly to American Modern’s overall growth in recent years as well as in 2004. During the third quarter of 2004, gross written premium from American Modern’s other property and casualty insurance products (excluding manufactured housing) collectively increased 4.9% to $100.3 million from $95.6 million in the prior year’s third quarter. On a year-to-date basis, gross written premium from American Modern’s other property and casualty insurance products (excluding manufactured housing) collectively increased 13.0 % to $298.0 million from $263.6 million in 2003. American Modern’s gross written premiums benefited from the assumption of a $17.6 million book of collateral protection business that it obtained the rights to in the second quarter of 2004. The mortgage fire and the excess and surplus lines products are also significant contributors to the growth in 2004.

RESULTS OF OPERATIONS

The Midland Company reported net income of $2.4 million, or $0.12 per diluted share, for the third quarter of 2004 compared with $4.3 million, or $0.23 per diluted share, for the third quarter of 2003. Revenue for the quarter increased 4.7% to $192.9 million, compared with $184.2 million in last year’s third quarter. Net income was impacted by catastrophe losses of $0.98 per share in the third quarter of 2004, $0.93 of which was related to hurricanes Charley, Frances, Ivan and Jeanne. This compares to catastrophe losses of $0.29 cents per share for the third quarter of 2003.

On a year to date basis, net income was a record $30.6 million, or $1.60 per diluted share, compared with $13.3 million, or $0.74 per diluted share, for the first nine months of 2003. Revenue increased 8.8% to a record $579.1 million compared with $532.2 million in the same period last year.

Financial Highlights

(amounts in thousands except per share data)

	Nine Months Ended Sept. 30,			Three Months Ended Sept. 30,
	2004	2003	%	2004	2003	%
Income Statement Data
Insurance Revenue	$546,384	$512,416	6.6%	$180,875	$177,307	2.0%
Transportation Revenue	32,701	19,736	65.7%	12,006	6,915	73.6%

Total Revenue	$579,085	$532,152	8.8%	$192,881	$184,222	4.7%

Net Income	$30,596	$13,321		$2,424	$4,289

Balance Sheet Data
Cash & Invested Assets	$961,384	$798,975	20.3%
Total Assets	$1,345,012	$1,149,396	17.0%
Total Debt	$100,821	$77,714	29.7%
Shareholders’ Equity	$404,934	$333,937	21.3%
Common Shares Outstanding	18,783	17,626
Per Share Data
Net Income (Diluted)	$1.60	$0.74		$0.12	$0.23
Dividends Declared	$0.15375	$0.14250	7.9%	$0.05125	$0.04750	7.9%
Market Value	$27.35	$21.26	28.6%
Book Value	$21.56	$18.95	13.8%
AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$555,679	$510,449	8.9%	$189,592	$184,296	2.9%
Net Written Premium	$515,768	$476,298	8.3%	$177,288	$168,503	5.2%
Combined Ratio Before Catastrophes	90.8%	97.3%		88.6%	99.8%
Catastrophe Effects on Combined Ratio	8.1%	6.8%		17.3%	4.9%
Combined Ratio	98.9%	104.1%		105.9%	104.7%

Overview of Revenues

The following chart provides detail related to the Company’s revenues for the nine and three-month periods ended September 30, 2004 and 2003 ($000’s):

Revenues

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,
	2004	2003	2004	2003
Insurance:
Manufactured housing	$240,626	$248,187	$79,024	$82,359
All other insurance
Other personal lines property	65,166	63,346	22,043	20,890
Personal lines casualty	92,924	87,812	29,884	31,583
Financial services	59,555	38,278	22,556	15,118
Commercial lines	37,707	27,503	13,703	10,650
Other insurance	17,618	20,189	4,029	7,248

Total all other insurance	272,970	237,128	92,215	85,489

Net investment income	27,062	24,861	9,318	8,269
Net realized investment gains	5,726	2,240	318	1,190
Transportation	32,701	19,736	12,006	6,915

Total revenues	$579,085	$532,152	$192,881	$184,222

Insurance

Manufactured Housing

The following chart is an overview of the results of operations of the company’s manufactured housing product.

	Nine Months Ended Sept. 30,			Three Months Ended Sept. 30,
	2004	2003		2004	2003
Manufactured Housing
Direct and Assumed Written Premiums	$257,717	$246,813	4.4%	$89,276	$88,646	0.7%
Net Written Premiums	$240,982	$232,928	3.5%	$82,553	$83,438	(1.1)%

Net Earned Premium	$237,431	$245,038	(3.1)%	$77,904	$81,263	(4.1)%
Service Fees	3,195	3,149	1.5%	1,120	1,096	2.2%

Total Revenues	$240,626	$248,187	(3.0)%	$79,024	$82,359	(4.0)%

Pre-Tax Income	$24,664	$21,156		$2,937	$6,535

Combined Ratio Before Catastrophes	85.8%	88.9%		83.7%	92.1%
Catastrophe Effects on Combined Ratio	11.0%	8.6%		23.0%	6.1%
Combined Ratio	96.8%	97.5%		106.7%	98.2%

Premium Growth

Although the manufactured housing industry continues to be depressed, American Modern’s gross written premium related to this product increased 0.7% in the third quarter of 2004 and 4.4% on a year-to-date basis compared to the same period of 2003. These increases were due primarily to rate increases approved in 2002 and 2003 as well as the conversion of selected agents’ business from our competitors.

Profitability

The manufactured housing product experienced a combined ratio of 106.7% in the third quarter compared to 98.2% in last year’s third quarter. The increase in combined ratio is due to the catastrophe losses related to hurricanes Charley, Frances, Ivan and Jeanne. The manufactured housing combined ratio excluding catastrophe losses was 83.7% for the third quarter compared with 92.1% for the third quarter of 2003. As discussed above, this improvement in the non-catastrophe underwriting results is driven primarily by the Company’s recent rate and underwriting actions.

Losses and loss adjustment expenses are discussed further for the total insurance segment. Several other items, such as investment income, are allocated to product lines, but are more meaningfully discussed in total and have been included in the sections that follow.

All Other Insurance

The following chart is an overview of the results of operations of the company’s other insurance products and services (excluding manufactured housing).

	Nine Months Ended Sept. 30,			Three Months Ended Sept. 30,
	2004	2003		2004	2003
All Other Insurance
Direct and Assumed Written Premiums	$323,242	$274,836	17.6%	$109,318	$101,030	8.2%
Net Written Premiums	$284,623	$252,251	12.8%	$98,011	$90,898	7.8%

Net Earned Premium	$265,922	$229,735	15.8%	$91,393	$83,027	10.1%
Fee Income	7,048	7,393	(4.7)%	822	2,462	(66.6)%

Total Revenues	$272,970	$237,128	15.1%	$92,215	$85,489	7.9%

Pre-Tax Income (Loss)	$20,002	$(4,183)		$(714)	$(1,585)

Premium Growth

Gross written premiums in American Modern’s other specialty property and casualty products (non-manufactured housing products) collectively increased 4.9% in the third quarter of 2004 and 13.0% year-to-date over the comparable period in 2003. Driving this growth were the collateral protection, mortgage fire, site built dwelling continued lines and the excess and surplus lines products which collectively increased $51.6 million or 48.2% over 2003 levels. American Modern’s gross written premiums benefited from the assumption of a $17.6 million book of collateral protection business that it obtained the rights to in the second quarter of 2004. American Modern received rate increases on several of these product lines in 2002, 2003 and 2004.

American Modern has de-emphasized its standard homeowner programs in favor of its dwelling fire programs which have more restrictive coverages. American Modern undertook a careful review of all of its site-built dwelling programs with the intent of targeting those properties that fell outside the parameters of the standard homeowner’s insurance market. As a result of these actions, American Modern has achieved positive growth from its ongoing site-built programs, which are primarily dwelling fire programs. More specifically, gross written premium from American Modern’s ongoing site-built programs increased 8.5% to $23.0 million in the third quarter of 2004 from $21.2 million in the comparable quarter in 2003. On a year-to-date basis, the ongoing site-built programs increased 16.2% to $66.9 million in the first nine months of 2004 compared to $57.6 million in the first nine months of 2003. American Modern has also experienced the intended decrease in de-emphasized programs, which are primarily standard homeowners programs.

Rate increases averaging 21% and 19% for the motorcycle product were approved by various states’ insurance departments in 2003 and 2004, respectively. We expect these rate increases to have approximately a 20% impact on motorcycle’s net earned premium in 2004.

As expected, motorcycle gross written premium decreased 25.5% from $14.9 million in the third quarter of 2003 to $11.1 million in the third quarter of 2004. On a year-to-date basis, motorcycle premium decreased 18.7% from $52.1 million in 2003 to $42.4 million in 2004. We have also added expertise to our staff and have refined our product offering to better match the needs of our targeted market. Although we believe that these actions have significantly benefited the motorcycle operating performance in 2004, and will continue to do so in future years, the product is projected to be unprofitable for the full year of 2004.

Credit Life gross written premium increased $4.2 million in the third quarter of 2004 over the comparable period in 2003. On a year-to-date basis, gross written premiums increased $13.2 million in 2004 compared to 2003. This increase is primarily due to the significant decrease in premium cancellations in the current quarter as compared to the year ago third quarter. Cancellations were heavy in 2003 due to the high level of refinancing activity which was taking place at that time.

Profitability

For the third quarter of 2004, and on a year-to-date basis, the improvement in pre-tax income (loss) related to all other insurance products and services (excluding manufactured housing) was due primarily to the improved underwriting results related to our motorcycle and site-built dwelling products.

The initiatives related to the motorcycle product referred to above are beginning to produce results as the 2004 underwriting performance of the motorcycle product improved on both a third quarter and year-to-date basis compared to 2003. Specifically, the motorcycle combined ratio improved from 158.5% in the third quarter of 2003 to 115.1% in the third quarter of 2004. On a year-to-date basis, the motorcycle combined ratio improved from 131.9% in 2003 to 106.7% in 2004. Motorcycle losses are typically lower in the first and fourth quarters and higher in the second and third quarters in a given year due to increased use during the middle of the year.

Similar to the manufactured housing line of business, American Modern’s improvement in the site-built dwelling underwriting results is driven primarily by the Company’s recent rate and underwriting actions. The site-built dwelling combined ratio improved from 95.1% in the third quarter of 2003 to 91.4% in the third quarter of 2004. On a year-to-date basis, the combined ratio improved from 106.2% in 2003 to 93.3% in 2004.

ALL INSURANCE (Manufactured Housing and All Other Insurance)

Investment Income and Realized Capital Gains

Net investment income increased to $9.3 million in the third quarter of 2004 from $8.3 million in the prior year’s third quarter. On a year-to-date basis, net investment income increased to $27.1 million in 2004 from $24.9 million in the prior year. This increase is due primarily to the increase in the size of the portfolio. The increase in portfolio size was due primarily to the investment of $24 million in proceeds related to the public stock offering, the investment of $24 million related to the issuance of junior subordinated debt securities and positive cash flow generated from operations. Reinvestment rates continue to be depressed due to the current low interest rate environment. The annualized pre-tax equivalent investment yield, on a cost basis, of American Modern’s fixed income portfolio was 5.2% in the first nine months of 2004 compared to 5.5% in the comparable prior period.

Realized investment gains and losses are comprised of three items; embedded derivatives, other-than-temporary impairments and capital gains and losses from the sale of securities. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Nine Months Ended Sept. 30, 2004			Nine Months Ended Sept. 30, 2003
	Pre-Tax	After-Tax	Earnings	Pre-Tax	After-Tax	Earnings
	Gain (Loss)	Gain (Loss)	Per Share	Gain (Loss)	Gain (Loss)	Per Share
Capital Gains	$6,540	$4,251	$0.22	$3,961	$2,574	$0.14
Embedded derivatives	(814)	(529)	(0.03)	177	115	0.01
Other-Than-Temporary Impairments	—	—	—	(1,898)	(1,233)	(0.07)

Total Realized Investment Gains	$5,726	$3,722	$0.19	$2,240	$1,456	$0.08

	Three Months Ended Sept. 30, 2004			Three Months Ended Sept. 30, 2003
	Pre-Tax	After-Tax	Earnings	Pre-Tax	After-Tax	Earnings
	Gain (Loss)	Gain (Loss)	Per Share	Gain (Loss)	Gain (Loss)	Per Share
Capital Gains	$1,374	$893	$0.05	$723	$470	$0.02
Embedded derivatives	(1,056)	(686)	(0.04)	467	304	0.02
Other-Than-Temporary Impairments	—	—	—	—	—	—

Total Realized Investment Gains	$318	$207	$0.01	$1,190	$774	$0.04

Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.

Insurance Losses and Loss Adjustment Expenses (LAE)

American Modern’s losses and loss adjustment expenses in the third quarter of 2004 increased 3.5% to $108.8 million from $105.1 million in the prior year’s third quarter. This increase in losses was due to the significant catastrophe losses incurred from hurricanes Charley, Frances, Ivan and Jeanne mostly offset by the improved non-catastrophe underwriting results experienced by the manufactured housing, watercraft and motorcycle products combined with favorable development in the claims settled related to the company’s run-off commercial liability books of business. The non-catastrophe manufactured housing combined ratio improved from 92.1% in the third quarter of 2003 to 83.7% in the third quarter of 2004.

On a year-to-date basis, losses and loss adjustment expenses decreased 6.9% to $276.7 million in 2004 from $297.2 million in 2003. The decrease is due to the improved non-catastrophe underwriting results related to the manufactured housing, site-built dwelling, motorcycle and watercraft products partially offset by the increase in catastrophe losses related to Charley, Frances, Ivan and Jeanne. On a year-to-date basis, the manufactured housing non-catastrophe combined ratio improved from 88.9% to 85.8%, the site-built dwelling non-catastrophe combined ratio improved from 95.0% to 88.9%, the motorcycle non-catastrophe combined ratio improved from 131.9% to 106.5%, and the watercraft non-catastrophe combined ratio improved from 102.9% to 85.5%.

Insurance Commissions and Other Policy Acquisition Costs

American Modern’s commissions and other policy acquisition costs decreased 3.9% from $45.0 million in the third quarter of 2003 to $43.2 million in the third quarter of 2004. The decrease is due to the reduction in performance-based commission expense resulting from the hurricane catastrophe losses experienced during the quarter. On a year-to-date basis, American Modern’s commissions and other policy acquisition costs increased 9.6% from $133.7 million in 2003 to $146.5 million in 2004. These increases are due primarily to the continued growth in net earned premium plus an increase in performance-based commission expense as a result of the improved underwriting results achieved in the first nine months of 2004 compared to the first nine months of 2003. The fluctuations in performance-based commission expense are attributable, in part, to American Modern’s “Pay-for-Performance” commission policy which reduces the up-front commission paid but rewards favorable underwriting performance with a higher performance-based commission.

Insurance Operating and Administrative Expenses

American Modern’s insurance operating and administrative expenses increased 20.3% from $21.6 million in the third quarter of 2003 to $26.0 million in the third quarter of 2004. On a year-to-date basis, American Modern’s insurance operating and administrative expenses increased 23.8% from $63.3 million in 2003 to $78.4 million in 2004. These increases are commensurate with the increase in revenues plus increases related to employee incentive plans, depreciation expenses related to modernLINK®, our proprietary information systems and web enablement initiative, and an increase in employee healthcare expenses.

M/G Transport

M/G Transport, Midland’s transportation subsidiary, reported revenues for the third quarter of 2004 of $12.0 million compared to $6.9 million in the prior year’s third quarter. Pre-tax operating profit was $0.6 million in the current quarter as compared to $0.5 million in the prior year’s third quarter. The increase in transportation revenues is primarily due to an increase in tonnage hauled related to petroleum coke, coal and barite commodities. The increase in transportation expenses is commensurate with the increase in revenues plus additional costs due to a change in shipping patterns experienced during the quarter.

On a year-to-date basis, M/G Transport’s revenues increased to $32.7 million in 2004 compared to $19.7 million in 2003. Pre-tax income improved to $1.3 million in 2004 compared to $0.8 million in 2003.

Outlook

Given the results of the three and nine-month periods ended September 30, 2004 coupled with the strong underwriting results from our core product lines so far in 2004, we anticipate a property and casualty combined ratio, assuming normal weather, in the range of 97.0% to 98.0% for the full year 2004. Management also projects investment income to increase moderately given the larger base of invested assets. This level of underwriting profit and investment income should translate to net income in the range of $2.41 to $2.61 per share (diluted), which would include the after-tax impact of $0.19 per share (diluted) from realized investment gains.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Aggregate Contractual Obligations and Off Balance Sheet Arrangements

We have certain obligations and commitments to make future payments under contracts. As of September 30, 2004, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
		Less than	2-5	After 5
	Total	1 Year	Years	Years
Long-term debt	$85,047	$1,649	$59,398	$24,000
Other notes payable	15,774	15,774	—	—
Annual commitments under non-cancelable leases	7,125	1,000	2,952	3,173
Purchase obligations	16,474	12,289	4,185	—
Other obligations	1,096	1,034	62	—
Insurance policy loss reserves	260,724	143,920	105,593	11,211

Total	$386,240	$175,666	$172,190	$38,384

The table above excludes contracts and agreements that relate to maintenance and service agreements which, individually and in the aggregate, are not material to the Company’s operations or financial condition, and are terminable by the Company with minimal advance notice and at little or no cost to the Company.

The insurance policy loss reserve payment projections in the above table are based on actuarial assumptions. The actual payments will vary, in both amount and time periods, from the estimated amounts represented in this table. See further discussion regarding insurance policy loss reserves under the Critical Accounting Policies section below.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during the first nine months of 2004 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. On April 29, 2004, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2006. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the nine-month period ended September 30, 2004, the Company repurchased approximately $2.8 million of treasury shares in connection with associate stock incentive programs. The Company repurchased no shares related to this program during the third quarter of 2004.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of September 30, 2004, Midland had $4.8 million of commercial paper debt outstanding, $4.0 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 1.61% as of September 30, 2004, a rate that management considers to be competitive with the market rates offered for similar instruments. As of September 30, 2004, Midland also had $79.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $11.0 million was outstanding. These short-term borrowings decreased $19.0 million since December 31, 2003. Proceeds derived from the sale or maturity of marketable securities were used to reduce these short-term borrowings. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months. Additional short-term lines are available at the discretion of various lending institutions with comparable rates and terms.

The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of September 30, 2004, the outstanding balance of this mortgage was $15.0 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December 2005. The effective interest rate on this obligation is 6.8%.

On October 21, 2003 Midland filed a shelf registration statement with the Securities and Exchange Commission. This registration statement will allow the Company to offer from time to time up to $150 million in various types of securities, including debt, preferred stock and common stock. On February 5, 2004, Midland sold 1,150,000 shares of its common stock authorized by this shelf registration. The net proceeds received of $25.1 million were used to increase the capital base of its insurance subsidiaries to provide for future growth and for other general corporate purposes.

During the second quarter of 2004, Midland, through a wholly owned trust, issued $24.0 million of junior subordinated debt securities ($12.0 million on April 29 and $12.0 million on May 26). These transactions were part of the Company’s participation in pooled trust preferred offerings. The proceeds from these transactions were used to increase the capital of the insurance subsidiaries to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable after five years. The interest related to the debt is variable in nature. The debt contains certain provisions which are typical and customary for this type of security.

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

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased 12.9% from $846.3 million at December 31, 2003, to $955.5 million at September 30, 2004. This increase was primarily due to the investment of $24.0 million in net proceeds derived from the public stock offering, the investment of $24 million related to the issuance of junior subordinated debt securities and positive cash flow generated from operations, offset by a decrease of $7.5 million in unrealized appreciation in the market value of securities held. The decrease in the unrealized appreciation was due to a $2.7 million decrease in unrealized appreciation related to the fixed income portfolio combined with a $4.8 million decrease in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, decreased to $71.1 million in market value as of September 30, 2004 from $73.3 million as of December 31, 2003.

Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below:

Unrealized Gain (Loss) as of September 30, 2004 (000s)

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Fixed Income Securities
Total Held In A Gain Position	$26,756	$634,519	741
Held In A Loss Position For Less Than 3 Months	(225)	21,260	20
Held In A Loss Position For More Than 3 Months And Less Than 9 Months	(1,264)	90,547	67
Held In A Loss Position For More Than 9 Months And Less Than 18 Months	(248)	11,181	17
Held In A Loss Position For More Than 18 Months	(2)	203	1

Fixed Income Total	$25,017	$757,710	846

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Equity Securities
Total Held In A Gain Position	$84,425	$164,113	174
Held In A Loss Position For Less Than 3 Months	(1,141)	12,842	27
Held In A Loss Position For More Than 3 Months And Less Than 9 Months	(835)	8,622	22
Held In A Loss Position For More Than 9 Months And Less Than 18 Months	(53)	329	3
Held In A Loss Position For More Than 18 Months	(332)	2,978	6

Equity Total	$82,064	$188,884	232

Total Per Above	$107,081	$946,594	1,078

Accrued Interest and Dividends		8,876

Total Per Balance Sheet	$107,081	$955,470

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at September 30, 2004. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.

The average duration of American Modern’s fixed income security investment portfolio as of September 30, 2004 was 4.4 years which management believes provides adequate asset/liability matching.

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $3.7 million for the first nine months of 2004 and a total of $16.6 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures of $5.0 million to $8.0 million annually over the next two to three years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of September 30, 2004, there was $36.0 million outstanding under these facilities.

American Modern has an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern’s long-term credit facility has been effectively fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of September 30, 2004 was $(0.7) million and is included in other payables and accruals.

Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 62% of American Modern’s accounts receivables relate to premium due directly from policyholders as of September 30, 2004. In the case of receivables due from agents, American Modern has offered payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures. Since December 31, 2003, American Modern’s accounts receivable has increased $20.9 million to $93.4 million at September 30, 2004 due primarily to the increase in written premium volume.

The increase of $26.3 million in reinsurance recoverables and prepaid reinsurance premiums is primarily due to the loss recoverables generated by hurricanes Charley, Frances, Ivan and Jeanne.

The $21.6 million increase in unearned insurance premiums was due to the growth in gross written premium in 2004 compared to the levels in 2003. As a result, gross written premium outpaced gross earned premium during the first nine months of 2004.

The $55.9 million increase in insurance loss reserves is due primarily to the catastrophe losses incurred related to hurricanes Charley, Frances, Ivan and Jeanne.

The $10.2 million increase in insurance commissions payable is primarily due to the net increase of $7.8 million in property and casualty performance-based commissions payable as a result of the strong underwriting profitability of the property and casualty operations in the first nine months of 2004 combined with an increase in written premiums during the period.

The $19.8 million increase in other payable and accruals is due primarily to $15.6 million increase in investment securities payable. These payables are generated when a security is purchased for the Company’s investment portfolio with a trade date prior to period end, but the trade is not settled until after period end.

Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.

Transportation

M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of September 30, 2004, the transportation subsidiaries had $10.0 million of collateralized equipment obligations outstanding. Like the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

OTHER MATTERS

Comprehensive Income

The only differences between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the nine and three-month periods ended September 30, 2004 and 2003, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2004	2003	2004	2003
Changes in net unrealized capital gains:
Equity securities	$(3,124)	$11,887	$1,358	$(258)
Fixed income securities	(1,756)	1,221	8,840	(3,254)
Changes in fair value of interest rate swap hedge	470	117	62	203

Total	$(4,410)	$13,225	$10,260	$(3,309)

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

Insurance Revenue and Expense Recognition

Premiums for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are recognized as income on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. American Modern generally does not consider anticipated investment income in determining premium deficiencies (if any) on short-term contracts. Policy acquisition costs, primarily commission expenses and premium taxes, are capitalized and expensed over the terms of the related policies on the same basis as the related premiums are earned. Selling and administrative expenses that are not primarily related to premiums written are expensed as incurred.

Insurance Policy Loss Reserves

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

The following table provides additional detail surrounding the Company’s insurance policy loss reserves at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Gross case base loss reserves:
Manufactured housing	$38,217	$30,263
Other insurance	126,184	96,448
Gross loss reserves incurred but not reported	68,775	55,366
Outstanding checks and drafts	27,548	22,756

Total insurance loss reserves	$260,724	$204,833

The recorded insurance loss reserves at the balance sheet date represent the Company’s best estimate, based on historical patterns, of its liabilities at that date. Management, along with the Company’s internal actuaries, periodically reviews the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements. Additionally, management compares the Company’s estimate of loss reserves to ranges prepared by its external consulting actuaries to ensure that such estimates are within the actuaries’ acceptable range. The external actuaries perform an extensive review of loss reserves at year end along with a higher level review throughout the year to ensure that the recorded loss reserves appear reasonable. At December 31, 2003, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $149.5 million. The Company’s estimate was affirmed by the actuaries’ estimated range for net loss reserves of $143.5 million to $155.5 million. At September 30, 2004, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $186.7 million.

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

Reinsurance Risks

By reinsuring certain levels and types of insurable risk with other insurance companies, American Modern limits its exposure to losses to that portion of the insurable risk it retains. However, if the reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern and its independent reinsurance broker regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. In addition, American Modern may, in some cases, require reinsurers to establish trust funds and maintain letters of credit to further minimize possible exposures. As of September 30, 2004, American Modern was owed $17.5 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists. All such amounts owed to American Modern are considered current and there is no allowance for uncollectible accounts related to this recoverable. We do not believe there is any significant concentration of credit risk arising from any single reinsurer.

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

The evaluation for other-than-temporary impairment requires a significant amount of judgement. As such, there are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if a decline is other-than-temporary. These risks and uncertainties include the risks that:

1. The economic outlook is worse than forecasted and has a greater adverse impact on a particular issuer than anticipated.

2. Our assessment of a particular issuer’s ability to meet all of its contractual obligations changes based on changes in the facts and circumstances related to the issuer.

3. New information is obtained or facts and circumstances change that cause a change in our ability or intent to hold a security to maturity or until it recovers in value.

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At September 30, 2004, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

For fixed income and equity securities, we consider the following factors, among others, to determine if a security is other-than-temporarily impaired:

•	the extent and duration to which market value is less than cost

•	historical operating performance

•	issuer news releases, including those disclosing that the issuer has committed an event of default (missed payment beyond grace period, bankruptcy filing, loss of principle customer or supplier, debt downgrade, disposal of segment, etc.)

•	near term prospects for improvement of the issuer and/or its industry to include relevant industry conditions and trends

•	industry research and communications with industry specialists

•	third party research reports

•	credit rating reports

•	financial models and expectations

•	discussions with issuer’s management by investment manager

•	our ability and intent to hold the investment for a period of time sufficient to allow for any forecasted recovery

•	time to conversion with respect to a mandatory convertible security

For fixed income securities, we also consider the following factors:

•	whether the unrealized loss is credit-driven or is a result of changes in market interest rates

•	the recoverability of principle and interest

•	the issuer’s ability to continue to make obligated payments to security holders

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgement we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by selling the security and reinvesting the proceeds, the managers may do so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. Gross unrealized losses on securities were $4.1 million at September 30, 2004. As part of our comprehensive quarterly review for other-than-temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At September 30, 2004, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

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

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB statements No. 87, 88 and 106”. The revised statement (SFAS No. 132®) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. In 2004, SFAS No. 132® requires interim-period disclosure of components of net pension and other postretirement benefit cost. Midland adopted this standard and all of its required disclosures.

In September 2004, the FASB deferred the effective date of paragraphs 10 through 20 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). Prior to the deferral, EITF 03-1 was to be effective for the third quarter of 2004. Application of paragraphs 10 through 20 will be deferred pending further guidance from the

FASB. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Gross unrealized losses on available for sale securities were $4.1 million at September 30, 2004.

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

Interest rate risk is the risk that American Modern will incur economic losses due to adverse changes in interest rates. The risk arises from many of American Modern’s investment activities, as American Modern invests substantial funds in interest-sensitive assets. American Modern manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures American Modern uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.4 year duration of American Modern’s fixed income portfolio as of September 30, 2004, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $770.5 million fixed income portfolio by 4.4%, or $33.9 million.

Equity price risk is the risk that American Modern will incur economic losses due to adverse changes in a particular stock or stock index. American Modern’s equity exposure consists primarily of declines in the value of its equity security holdings. As of September 30, 2004, American Modern had $171.6 million in equity holdings, including $53.2 million of U.S. Bancorp common stock. As of September 30, 2004, the remainder of American Modern’s portfolio of equity securities (excluding U.S. Bancorp) had a beta coefficient (a measure of stock price volatility) of 1.09. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.9%. American Modern’s and Midland’s combined equity holding of U.S. Bancorp common stock totaled $71.1 million at September 30, 2004. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the consolidated fair value of our equity holdings by approximately $7.1 million.

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

The Company maintains a system of internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Midland Company
Cincinnati, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries (the “Corporation”) as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

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

Deloitte & Touche LLP

Cincinnati, Ohio

November 3, 2004

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
SEPTEMBER 30, 2004

Item 1.	Legal Proceedings None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	a)	None

	b)	None

	c)	During the three and nine-month periods ended September 30, 2004, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the three and nine-month periods ended September 30, 2004, the Company acquired zero shares and 97,553 shares, respectively, in private transactions from employees in connection with its stock incentive plans. Such transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 7,970 and 14,779 shares from the Plan during the three and nine-month periods ended September 30, 2004, respectively.

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None

Item 6.	Exhibits

Exhibit 15 — Letter re: Unaudited Interim Financial Information

Exhibit 31.1 — Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2 — Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32 — Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDLAND COMPANY
Date: November 3, 2004	/s/John I. Von Lehman
John I. Von Lehman, Executive Vice President,
Chief Financial Officer and Secretary