Form 10-K
period 2004-12-31
MIDLAND CO
filed 2005-03-15
CIK 66025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Sections 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

     Yes ☑       No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).

     Yes ☑       No ☐

     The aggregate market value of the voting and non-voting common stock held by nonaffiliates, which includes shares held by executive officers and directors, of the registrant at June 30, 2004 was $556,419,000 based on a closing price of $29.65 per share.

     As of March 3, 2005, 18,859,175 shares of no par value common stock were issued and outstanding.

Documents Incorporated by Reference

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I, II and IV.

     Portions of the Registrant’s Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 28, 2005 are incorporated by reference into Part III.

THE MIDLAND COMPANY

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include, but are not limited to, certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2005 and beyond. In some cases you can identify forward-looking statements by such terms as “may,” “will,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions or the negative versions of such expressions. The forward-looking statements involve risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of Midland or its subsidiaries, changes in the business tactics or strategies of Midland, its subsidiaries or its current or anticipated business partners, the financial condition of Midland’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in Midland’s filings with the SEC, any one of which might materially affect the operations of Midland or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

ITEM 1.   Business.

Midland hereby incorporates by reference the inside cover and pages 20 through 31 and 46 and 47 (Note 19) of its 2004 Annual Report to Shareholders. Midland was incorporated in Ohio in 1968 with its original predecessor company dating back to 1938. The approximate number of persons employed by Midland was 1,138 at December 31, 2004.

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

Midland’s objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately expected to be required to settle losses. The property and casualty loss reserves represent the company’s best estimates of the total ultimate cost of claims that have been incurred but have not yet been paid. The estimates are based on past claims experience and reflect current claims trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

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

The principal reason for differences between the loss and LAE liability reported in the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices (“SAP”) relates to the reporting of reinsurance recoverables as receivables for GAAP purposes and as a reduction in reserves for SAP purposes.

Changes in Loss and LAE Reserves:

Midland’s table outlining changes in loss and LAE expenses is set forth in footnote 12 on page 42 of the 2004 Annual Report and is hereby incorporated by reference herein. This table is further discussed in Management’s Discussion and Analysis on page 23 of the 2004 Annual Report and is incorporated by reference herein.

Analysis of Loss and LAE Reserve Development

The table on the next page presents the development of Midland’s property and casualty insurance subsidiaries estimated liability for the ten years prior to 2004. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

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

The table shows the cumulative redundancy developed with respect to the previously recorded liability for all years as of the end of 2004. For example, the 2000 reserve of $95,022,000 has been re-estimated as of year-end 2004 to be $91,428,000, indicating a redundancy of $3,594,000.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2004, the Company had paid $82,226,000 of the currently estimated $91,428,000 of losses and LAE that had been incurred as of the end of 2000; thus an estimated $9,202,000 of losses incurred as of the end of 2000 remain unpaid as of the current financial statement date.

In using this information, it should be noted that this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Each amount in each column includes amounts applicable to the year over the column and all prior years. For example, the amounts included in the 2000 column include amounts related to 2000 and all prior years.

The unfavorable reserve development of $8.9 million relative to the reserves outstanding at December 31, 2002 is primarily due to higher than expected loss development emanating from the commercial liability line products, which Midland exited in September 2001, and to a lesser extent, the motorcycle product. Due to this adverse development, Midland strengthened its commercial liability reserves in 2003 and experienced favorable reserve development in 2004 for its commercial liability runoff. This strengthening, combined with favorable reserve development relative to several other property and casualty lines of business, resulted in a favorable reserve development of $17.5 million in 2004 relative to the reserves outstanding at December 31, 2003.

Analysis of Loss and Loss Adjustment Expense Development
(Amounts in 000’s)

December 31	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Reserve for Unpaid Losses, net of reinsurance	$37,481	$47,712	$64,784	$81,901	$88,267	$89,325	$95,022	$102,858	$115,584	$149,478	$166,302

Net Reserve Re-estimated as of:
One Year Later	30,134	51,483	70,014	79,781	78,089	82,373	90,843	94,487	127,615	131,927
Two Years Later	32,074	53,467	67,310	77,148	77,774	80,928	90,613	101,466	124,498
Three Years Later	31,880	52,418	66,442	76,110	76,477	80,620	91,885	100,727
Four Years Later	31,734	51,688	66,060	76,620	76,833	81,569	91,428
Five Years Later	31,155	51,087	65,674	76,359	76,276	82,136
Six Years Later	31,130	51,298	66,702	76,592	77,082
Seven Years Later	31,113	51,543	66,970	77,192
Eight Years Later	31,228	51,826	67,043
Nine Years Later	31,339	52,220
Ten Years Later	31,061

Net Cumulative Redundancy/(Deficiency)	$6,420	$(4,508)	$(2,259)	$4,709	$11,185	$7,189	$3,594	$2,131	$(8,914)	$17,551	$—

Cumulative Amount of Reserve Paid, Net of Reinsurance Through:
One Year Later	$19,040	$31,471	$37,307	$42,795	$40,785	$43,532	$52,634	$54,160	$70,986	$68,120
Two Years Later	26,471	41,785	51,461	57,677	55,959	57,381	66,936	70,997	90,449
Three Years Later	29,237	47,434	58,716	65,610	63,511	65,654	75,447	81,958
Four Years Later	30,425	49,596	61,913	69,376	67,707	71,261	82,226
Five Years Later	30,770	50,051	63,728	71,621	70,683	76,398
Six Years Later	30,846	50,685	64,363	73,237	72,982
Seven Years Later	30,971	50,886	65,066	74,346
Eight Years Later	31,014	51,254	65,813
Nine Years Later	31,061	51,674
Ten Years Later	31,061

Net Reserve - December 31		$47,712	$64,784	$81,901	$88,267	$89,325	$95,022	$102,858	$115,584	$149,478	$166,302
Reinsurance Recoverables		13,785	24,208	26,433	20,430	24,114	16,720	19,309	16,119	20,453	31,364

Gross Reserve-December 31		$61,497	$88,992	$108,334	$108,697	$113,439	$111,742	$122,167	$131,703	$169,931	$197,666

Net Re-estimated Reserve		$52,220	$67,043	$77,192	$77,082	$82,136	$91,428	$100,727	$124,498	$131,927
Re-estimated Reinsurance		$15,087	$25,052	$24,913	$17,842	$22,173	$16,088	$18,904	$17,362	$18,058

Gross Re-estimated Reserve		$67,307	$92,095	$102,105	$94,924	$104,309	$107,516	$119,631	$141,860	$149,985

Gross Cumulative Redundancy/(Deficiency)		$(5,810)	$(3,103)	$6,229	$13,773	$9,130	$4,226	$2,536	$(10,157)	$19,946

Seasonality

Incurred losses, and thus the results of operations, for Midland are dependent in some respect on seasonal weather patterns. For example, for the past few years, growth in seasonal type insurance products such as the motorcycle and watercraft products has outpaced the growth in our other property and casualty products. This has increased the seasonality of our product mix as non-catastrophe losses from these products are expected to be higher in the second and third quarters of the year when usage of these products tends to be highest. Manufactured housing catastrophe losses also tend to be greater in the second and third quarters when severe weather conditions are likely to occur. Gross written premium from the motorcycle, watercraft and manufactured housing products amounted to $413.5 million in 2004 which represents 57% of the total property and casualty gross written premium for the year.

Reinsurance

In order to limit its exposure to certain levels of risks, the Company cedes varying portions of its written premiums to other insurance companies. As such, the Company limits its loss exposure to that portion of the insurable risk it retains. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. However, if a reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders.

American Modern and its independent reinsurance broker regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. During 2004, more than 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A” or higher.

In addition, American Modern may, in some cases, require reinsurers to establish trust funds and maintain letters of credit to further minimize possible exposures. As of December 31, 2004, American Modern was owed $9.6 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists. All such amounts owed to American Modern are considered current and there is no allowance for uncollectible accounts related to this recoverable. We do not believe there is any significant concentration of credit risk arising from any single reinsurer.

Significant Customer

Midland’s wholly owned subsidiary, American Modern Insurance Group, receives significant revenues from one customer, GreenTree Insurance Agency, Inc. (formerly Conseco Agency, Inc.). In 2004 and 2003, the revenues related to GreenTree (earned premium net of amounts ceded to reinsurers) were less than 10% of Midland’s consolidated revenues. For the year ended December 31, 2002, the revenues related to GreenTree were $78.6 million and represented more than 10% of Midland’s consolidated revenues.

Website Address

Midland’s website address is www.midlandcompany.com. Midland’s annual, quarterly and other periodic filings and current reports on Form 8-K are available free of charge on or through this website as soon as reasonably practicable after Midland files such reports with the SEC.

ITEM 2.	Properties.

Midland owns its 275,000 square foot principal offices located in Amelia, Ohio. Midland’s insurance subsidiaries lease office space in Amelia, Ohio, Montgomery, Alabama, Atlanta, Georgia, St. Louis, Missouri, Grand Rapids, Michigan and West Des Moines, Iowa. Midland’s transportation subsidiaries lease offices in Metairie, Louisiana and St. Louis, Missouri.

ITEM 3.	Legal Proceedings.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None during the fourth quarter.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters. Incorporated by reference to pages 45 and 46 (Note 17) and 50 of Midland’s 2004 Annual Report to Shareholders. The number of holders of Midland’s common stock at December 31, 2004 was approximately 2,700. Midland’s common stock is registered on the NASDAQ National Market (MLAN). The table required by Regulation S-K Item 201(d) which appears in the proxy materials is hereby incorporated by reference.

During 2004, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, the Company acquired 97,553 shares in private transactions from employees in connection with its stock incentive plans during 2004. Such transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 19,753 shares from the Plan during 2004.

ITEM 6.	Selected Financial Data.

Incorporated by reference to “Six Year Financial Summary Data” on pages 18 and 19 of Midland’s 2004 Annual Report to Shareholders.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference to pages 20 through 31 of Midland’s 2004 Annual Report to Shareholders.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference to “Market Risk” section of Management’s Discussion and Analysis of Financial Conditions and Results from Operations on page 31 of Midland’s 2004 Annual Report to Shareholders.

ITEM 8.	Financial Statements and Supplementary Data.

Incorporated by reference to pages 32 through 50 of Midland’s 2004 Annual Report to Shareholders.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A.	Controls and Procedures.

The information required by Regulation S-K Item 308(a) and (b), including management’s assessment as to the effectiveness of internal control over financial reporting and the corresponding auditor attestation are hereby incorporated by reference from pages 48 and 49 of Midland’s 2004 Annual Report to Shareholders.

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

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

Incorporated herein by reference from Midland’s Proxy Statement dated March 17, 2005.

ITEM 11.	Executive Compensation.

Incorporated herein by reference from Midland’s Proxy Statement dated March 17, 2005.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from Midland’s Proxy Statement dated March 17, 2005.

ITEM 13.	Certain Relationships and Related Transactions.

Incorporated herein by reference from Midland’s Proxy Statement dated March 17, 2005.

ITEM 14.	Principal Accounting Fees and Services.

Incorporated herein by reference from Midland’s Proxy Statement dated March 17, 2005.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements.

Incorporated by reference in Part II of this report:
Reports of Independent Registered Public Accounting Firm.
Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting
Consolidated Balance Sheets, December 31, 2004 and 2003.
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules.

         Included in Part IV of this report:

     (b)  Exhibits.

3.1	Articles of Incorporation - Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.2	Code of Regulations (Amended and Restated) - Filed as Exhibit 3(ii) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.1	The Midland Company 2002 Employee Incentive Stock Plan (Amended and Restated)* – Incorporated by Reference to Registrant’s Proxy Statement dated March 12, 2002; amended to include amendments set forth in Registrant’s Proxy Statement dated March 10, 2004, which is incorporated herein by reference.

10.2	The Midland Company 2002 Restricted Stock and Stock Option Plan for Non-Employee Directors* – Incorporated by Reference to the Registrant’s Proxy Statement dated March 12, 2002.

10.3	The Midland Company 1992 Employee Incentive Stock Plan (Amended and Restated)* — Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.4	Annual Incentive Plan* - Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.5	Executive Annual Incentive Plan* - Set forth in Registrant’s Proxy Statement dated March 10, 2004, which is incorporated herein by reference.

10.6	Consulting Agreements with J. P. Hayden, Jr., Michael J. Conaton, John R. LaBar and Robert W. Hayden — Filed as Exhibits 10.4(a)*, 10.4(b)*, 10.4(c)* and 10.4(d)* to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.7	Employee Retention Agreements with Joseph P. Hayden III,

John W. Hayden, John I. Von Lehman and Paul T. Brizzolara — Filed as Exhibits 10.5(a)*, 10.5(b)*, 10.5(c)* and 10.5(d)* to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.8	The Midland Guardian Co. Salaried Employees 401(k) Savings Plan, The Midland Company 2000 Associate Discount Stock Purchase Plan and The Midland Company Stock Option Plan for Non-Employee Directors — Incorporated by Reference to Registrant’s Registration Statement No. 333-40560 on Form S-8.

10.9	The Midland Company Dividend Reinvestment Plan — Incorporated by Reference to Registrant’s Registration Statement No. 033-64821 on Form S-3.

10.10	The Midland Company Non-Employee Director Deferred Compensation Plan, The Midland Company Supplemental Retirement Plan*, Midland-Guardian Co. Salaried Employees’ Non-Qualified Savings Plan*, Midland-Guardian Co. Non-Qualified Self-Directed Retirement Plan*, The Midland Company Stock Option Plan for Non-Employee Directors as Amended January 2000 filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

13.	2004 Annual Report to Shareholders – filed herewith. Only portions of the 2004 Annual Report to Shareholders specifically incorporated by reference in this Form 10-K are filed herewith. The letter from management to shareholders included in the 2004 Annual Report is expressly not incorporated herein by reference.

21.	Subsidiaries of the Registrant – filed herewith.

23.	Consent of Independent Registered Public Accounting Firm — Included in Consent and Report on Schedules referred to under Item 15(a)2 above.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*	Management Compensatory Plan or Arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MIDLAND COMPANY

Signature	Title	Date
/s/ J. P. Hayden III (J. P. Hayden III)	Chairman of the Board and Chief Operating Officer	March 11, 2005

/s/ John W. Hayden (John W. Hayden)	President and Chief Executive Officer	March 11, 2005

/s/ John I. Von Lehman (John I. Von Lehman)	Executive Vice President, Chief Financial and Accounting Officer and Secretary	March 11, 2005

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE MIDLAND COMPANY

Signature	Title	Date
/s/ James E. Bushman (James E. Bushman)	Director	March 11, 2005

/s/ James H. Carey (James H. Carey)	Director	March 11, 2005

/s/ Michael J. Conaton (Michael J. Conaton)	Director	March 11, 2005

/s/ Jerry A. Grundhofer (Jerry A. Grundhofer)	Director	March 11, 2005

/s/ J. P. Hayden, Jr. (J. P. Hayden, Jr.)	Chairman of the Executive Committee of the Board and Director	March 11, 2005

/s/ J. P. Hayden III (J. P. Hayden III)	Chairman of the Board, Chief Operating Officer and Director	March 11, 2005

/s/ John W. Hayden (John W. Hayden)	President, Chief Executive Officer and Director	March 11, 2005

/s/ William T. Hayden (William T. Hayden)	Director	March 11, 2005

/s/ William J. Keating, Jr. (William J. Keating, Jr.)	Director	March 11, 2005

/s/ John R. LaBar (John R. LaBar)	Director	March 11, 2005

/s/ Richard M. Norman (Richard M. Norman)	Director	March 11, 2005

/s/ David B. O’Maley (David B. O’Maley)	Director	March 11, 2005

/s/ John M. O’Mara (John M. O’Mara)	Director	March 11, 2005

/s/ Glenn E. Schembechler (Glenn E. Schembechler)	Director	March 11, 2005

/s/ Francis Marie Thrailkill, OSU Ed.D. (Francis Marie Thrailkill, OSU Ed.D.)	Director	March 11, 2005

/s/ John I. Von Lehman (John I. Von Lehman)	Executive Vice President, Chief Financial and Accounting Officer, Secretary and Director	March 11, 2005

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULES

To the Shareholders of The Midland Company:

We consent to the incorporation by reference in Registration Statements Nos. 33-64821, 333-109867, 333-115354 and 333-115355 on Form S-3 and Nos. 33-48511, 333-40560 and 333-101390 on Form S-8 of The Midland Company of our reports dated March 1, 2005 relating to the consolidated financial statements of The Midland Company (the “Company”) and management’s report on the effectiveness of internal control over financial reporting (which reports express an unqualified opinion and include an explanatory paragraph related to the adoption on January 1, 2002 of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”), incorporated by reference in this Annual Report on Form 10-K, and our report (appearing below) on the financial statement schedules of The Midland Company for the year ended December 31, 2004.

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

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

March 11, 2005
Cincinnati, Ohio

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule I - Summary of Investments
Other than Investments in Related Parties
December 31, 2004

Column A	Column B	Column C	Column D
			Amount at
			Which Shown
			in the Balance
Type of Investment	Cost	Value	Sheet
Fixed maturity securities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$101,859,000	$104,019,000	$104,019,000
States, municipalities and political subdivisions	231,450,000	240,262,000	240,262,000
Mortgage-backed securities	181,083,000	183,174,000	183,174,000
Foreign governments	263,000	293,000	293,000
Public utilities	10,269,000	11,046,000	11,046,000
All other corporate bonds	171,074,000	182,329,000	182,329,000

Total	695,998,000	721,123,000	721,123,000

Equity securities, available-for-sale:
Common stocks:
Public utilities	992,000	1,032,000	1,032,000
Banks, trusts and insurance companies	13,412,000	90,286,000	90,286,000
Industrial, miscellaneous and all other	66,816,000	79,654,000	79,654,000
Embedded derivatives	2,451,000	2,451,000	2,451,000
Nonredeemable preferred stocks	25,233,000	26,429,000	26,429,000

Total	108,904,000	199,852,000	199,852,000

Accrued interest and dividends	9,421,000	XXXXXXX	9,421,000

Mortgage loans on real estate	5,800,000	XXXXXXX	5,800,000

Short-term investments	35,242,000	XXXXXXX	35,242,000

Total Investments	$855,365,000	XXXXXXX	$971,438,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Balance Sheet Information
December 31, 2004 and 2003

	2004	2003
ASSETS

Cash	$169,000	$36,000

Marketable Securities Available for Sale (at market value):
Fixed Income (cost, $19,830,000 in 2004 and $118,000 in 2003)	20,759,000	118,000
Equity (cost, $14,578,000 in 2004 and $368,000 in 2003)	19,646,000	3,812,000

Total	40,405,000	3,930,000

Receivables - Net	11,361,000	11,094,000

Intercompany Receivables	1,165,000	—

Property, Plant and Equipment (at cost):	33,692,000	37,394,000
Less Accumulated Depreciation	8,969,000	11,897,000

Net	24,723,000	25,497,000

Other Assets	11,278,000	9,833,000

Investments in Subsidiaries (at equity)	420,187,000	367,846,000

Total Assets	$509,288,000	$418,236,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Balance Sheet Information
December 31, 2004 and 2003

	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes Payable Within One Year:
Banks (including current portion of long-term debt)	$43,788,000	$30,865,000
Commercial Paper	4,177,000	3,625,000

Total	47,965,000	34,490,000

Other Payables and Accruals	5,047,000	3,398,000

Intercompany Payables	—	9,502,000

Long - Term Debt	—	14,788,000

Junior Subordinated Debt	24,000,000	—

Shareholders’ Equity:
Common Stock - No Par (issued and outstanding:
18,807,000 shares at December 31, 2004 and 17,643,000 shares at December 31, 2003 after deducting treasury stock of 4,199,000 shares and 4,213,000 shares, respectively)	959,000	911,000
Additional Paid - in Capital	51,184,000	23,406,000
Retained Earnings	350,141,000	299,752,000
Accumulated Other Comprehensive Income	73,027,000	73,455,000
Treasury Stock (at cost)	(43,035,000)	(41,442,000)
Unvested Restricted Stock Awards	—	(24,000)

Total	432,276,000	356,058,000

Total Liabilities and Shareholders’ Equity	$509,288,000	$418,236,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Income Information
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Net Investment Income	$1,546,000	$307,000	$444,000
Net Realized Investment Gains	43,000	—	—
Dividends from Subsidiaries	275,000	175,000	—
All Other Income, Primarily Charges to Subsidiaries	5,416,000	5,510,000	5,509,000

Total Revenues	7,280,000	5,992,000	5,953,000

Expenses:
Interest Expense	2,660,000	1,881,000	2,410,000
Depreciation and Amortization	850,000	1,130,000	1,125,000
All Other Expenses	4,894,000	3,384,000	3,275,000

Total Expenses	8,404,000	6,395,000	6,810,000

Loss Before Federal Income Tax Benefit	(1,124,000)	(403,000)	(857,000)
Federal Income Tax Benefit	(934,000)	(529,000)	(340,000)

Income (Loss) Before Change in Undistributed Income of Subsidiaries	(190,000)	126,000	(517,000)
Change in Undistributed Income of Subsidiaries	54,428,000	23,150,000	19,358,000

Net Income	$54,238,000	$23,276,000	$18,841,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Cash Flows Information
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$54,238,000	$23,276,000	$18,841,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in undistributed income of subsidiaries	(54,428,000)	(23,150,000)	(19,358,000)
Increase in other assets	(1,445,000)	(2,116,000)	(74,000)
Depreciation and amortization	851,000	1,130,000	1,125,000
Decrease (increase) in receivables	847,000	4,149,000	(2,640,000)
Increase (decrease) in other payables and accruals	629,000	426,000	(1,195,000)
Other - net	(481,000)	27,000	—

Net Cash Provided by (Used in) Operating Activities	211,000	3,742,000	(3,301,000)

Cash Flows from Investing Activities:
Purchase of marketable securities	(35,636,000)	—	—
Sale of marketable securities	2,139,000	—	—
Acquisition of property, plant and equipment	(147,000)	(20,000)	(69,000)
Decrease (increase) in cash equivalent marketable securities	99,000	150,000	(100,000)
Sale of property, plant and equipment - net	51,000	16,000	13,000

Net Cash Provided by (Used in) Investing Activities	(33,494,000)	146,000	(156,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	25,070,000	—	—
Issuance of junior subordinated debentures	24,000,000	—	—
Net change in intercompany accounts	(10,667,000)	8,833,000	1,767,000
Dividends paid	(3,723,000)	(3,281,000)	(3,014,000)
Issuance of treasury stock	2,967,000	2,015,000	1,676,000
Purchase of treasury stock	(2,918,000)	(1,133,000)	(3,893,000)
Decrease in long-term debt	(865,000)	(810,000)	(756,000)
Increase (decrease) in short - term borrowings	(448,000)	(9,613,000)	7,716,000

Net Cash Provided by (Used in) Financing Activities	33,416,000	(3,989,000)	3,496,000

Net Increase (Decrease) in Cash	133,000	(101,000)	39,000

Cash at Beginning of Year	36,000	137,000	98,000

Cash at End of Year	$169,000	$36,000	$137,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Notes to Condensed Financial Information
For the Years Ended December 31, 2004 and 2003

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant’s 2004 Annual Report to Shareholders.

Total debt of the Registrant (parent only) consists of the following:

	DECEMBER 31,
	2004	2003
Short - Term Bank Borrowings	$29,000,000	$30,000,000
Commercial Paper	4,177,000	3,625,000
Mortgage Notes:
6.83% - Due December 20, 2005	14,788,000	15,653,000
Junior Subordinated Debt:
5.79%** - Due April 29, 2034	12,000,000	—
5.86%** - Due May 26, 2034	12,000,000	—

Total Debt	$71,965,000	$49,278,000

**	Rate in effect at December 31, 2004. Rate is the LIBOR rate plus 3.50% and is adjusted every three months.

See Notes 7, 8 and 9 to the consolidated financial statements included in the 2004 Annual Report to Shareholders for further information on the Company’s outstanding debt at December 31, 2004.

The mortgage note of $14,788,000 is all due in 2005 and the total junior subordinated debt of $24,000,000 is not due until 2034.

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule III - Supplementary Insurance Information
For the Years Ended December 31, 2004, 2003 and 2002
(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Future
		Policy
	Deferred	Benefits,		Other Policy			Benefits,	Amortization of
	Policy	Losses,		Claims and		Net	Claims, Losses	Deferred Policy	Other
	Acquisition	Claims and	Unearned	Benefits	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
	Cost	Loss Expenses	Premiums	Payable	Revenue	Income (1)	Expenses	Costs	Expenses (1)	Written

2004
Personal Lines Property	$59,856	$47,052	$228,935		$400,929	$19,120	$201,414	$111,910	$64,922	$398,525
Personal Lines Casualty	12,653	33,590	52,845		119,147	6,107	67,180	29,261	26,107	109,565
Financial Services	10,661	12,004	36,123		86,803	3,615	42,834	35,218	5,375	99,230
All Other Insurance	7,253	53,669	72,544		70,705	6,902	37,183	24,766	12,132	69,434	(2)
Unallocated Amounts		86,600				1,718
Inter-segment Elimination						(297)

Total	$90,423	$232,915	$390,447	$—	$677,584	$37,165	$348,611	$201,155	$108,536	$676,754

2003
Personal Lines Property	$63,027	$43,717	$226,607		$407,816	$18,330	$230,636	$111,326	$54,819	$383,255
Personal Lines Casualty	16,015	$31,341	62,429		117,568	5,230	84,943	28,182	23,351	124,501
Financial Services	6,535	$5,814	23,439		52,420	2,527	26,181	18,347	3,622	60,790
All Other Insurance	2,296	45,839	71,394		60,234	6,914	50,472	19,767	5,922	52,713	(2)
Unallocated Amounts		78,122				494
Inter-segment Elimination						(216)

Total	$87,873	$204,833	$383,869	$—	$638,038	$33,279	$392,232	$177,622	$87,714	$621,259

2002
Personal Lines Property	$74,311	$42,200	$244,229		$386,418	$21,535	$230,654	$111,850	$53,634	$370,652
Personal Lines Casualty	15,244	14,041	55,496		92,584	4,494	56,862	23,918	16,204	108,874
Financial Services	4,237	2,448	15,068		40,648	1,703	19,844	15,888	3,421	43,076
All Other Insurance	2,604	43,412	91,518		58,018	7,528	33,655	17,821	7,726	40,526	(2)
Unallocated Amounts		$62,616				954
Inter-segment Elimination						(315)

Total	$96,396	$164,717	$406,311	$—	$577,668	$35,899	$341,015	$169,477	$80,985	$563,128

Notes to Schedule III:

(1)	Net investment income is allocated to insurance segments based primarily on written premium volume. Other operating expenses include expenses directly related to the segments and expenses allocated to the segments based on historical usage factors.

(2)	Includes other property and casualty insurance and accident and health insurance from the Life insurance subsidiaries ($4,770, $4,550 and $1,613 for 2004, 2003 and 2002, respectively).

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule IV - Reinsurance
For the Years Ended December 31, 2004, 2003 and 2002

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage of
	Gross	Other	from Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net

2004

Life Insurance In Force	$849,510,000	$453,806,000	$52,742,000	$448,446,000	11.8%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$40,121,000	$24,759,000	$643,000	$16,005,000	4.0%
Property & Liability Insurance	652,819,000	44,685,000	53,445,000	661,579,000	8.1%

Total Premiums	$692,940,000	$69,444,000	$54,088,000	$677,584,000	8.0%

2003

Life Insurance in Force	$935,018,000	$516,467,000	$59,923,000	$478,474,000	12.5%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$37,371,000	$23,322,000	$18,000	$14,067,000	0.1%
Property & Liability Insurance	607,160,000	39,355,000	56,166,000	623,971,000	9.0%

Total Premiums	$644,531,000	$62,677,000	$56,184,000	$638,038,000	8.8%

2002

Life Insurance In Force	$1,139,383,000	$741,828,000	$82,619,000	$480,174,000	17.2%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$31,245,000	$19,869,000	$616,000	$11,992,000	5.1%
Property & Liability Insurance	516,532,000	33,218,000	82,362,000	565,676,000	14.6%

Total Premiums	$547,777,000	$53,087,000	$82,978,000	$577,668,000	14.4%

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule V - Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002

		ADDITIONS
		CHARGED
	BALANCE AT	(CREDITED) TO			BALANCE
	BEGINNING	COSTS AND	DEDUCTIONS		AT END
DESCRIPTION	OF PERIOD	EXPENSES	(ADDITIONS)		OF PERIOD

YEAR ENDED DECEMBER 31, 2004:

Allowance For Losses	$826,000	$43,543	$43,543	(1)	$826,000

YEAR ENDED DECEMBER 31, 2003:

Allowance For Losses	$826,000	$49,127	$49,127	(1)	$826,000

YEAR ENDED DECEMBER 31, 2002:

Allowance For Losses	$826,000	$50,162	$50,162	(1)	$826,000

NOTES:

(1) Accounts written off are net of recoveries.

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations
For the Years Ended December 31, 2004, 2003 and 2002
(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Claims and
							Claim
							Adjustment
		Reserves for					Expenses		Amortization
	Deferred	Unpaid Claims	Discount,				Incurred		of Deferred	Paid Claims
Affiliation	Policy	and Claim	if any,			Net	Related to		Policy	and Claim
with	Acquisition	Adjustment	Deducted in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

Consolidated Property- Casualty Subsidiaries

2004	$82,361	$219,370	$—	$351,031	$661,579	$32,628	$359,504	$(17,551)	$195,468	$325,129	$671,985

2003	$78,749	$192,278	$—	$334,189	$623,976	$30,051	$374,580	$12,031	$173,155	$352,717	$616,709

2002	$88,030	$154,099	$—	$333,810	$565,676	$31,883	$343,600	$(8,371)	$165,195	$322,503	$561,515

Note: Certain amounts above will not agree with Schedule III because other insurance amounts in Schedule III include life and accident and health insurance.