Form 10-Q
period 2005-03-31
MIDLAND CO
filed 2005-05-06
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☑. No ☐.

     The number of common shares outstanding as of May 2, 2005 was 18,869,097.

PART I.

ITEM I. FINANCIAL INFORMATION
THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
Amounts in 000’s

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS

MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $739,577 at March 31, 2005 and $745,514 at December 31, 2004)	$750,692	$770,639
Equity (cost, $107,633 at March 31, 2005 and $109,851 at December 31, 2004)	189,830	200,799

Total	940,522	971,438

CASH	6,462	6,858

ACCOUNTS RECEIVABLE — NET	114,848	113,979

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	89,522	87,726

PROPERTY, PLANT AND EQUIPMENT — NET	68,051	68,312

DEFERRED INSURANCE POLICY ACQUISITION COSTS	87,296	90,423

OTHER ASSETS	26,496	25,948

TOTAL ASSETS	$1,333,197	$1,364,684

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
Amounts in 000’s

	(Unaudited)
	March 31,	December 31,
	2005	2004
LIABILITIES & SHAREHOLDERS’ EQUITY

UNEARNED INSURANCE PREMIUMS	$378,852	$390,447

INSURANCE LOSS RESERVES	220,635	232,915

INSURANCE COMMISSIONS PAYABLE	49,470	45,374

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	14,633	11,465

LONG-TERM DEBT	58,316	58,729

OTHER NOTES PAYABLE	20,771	33,177

DEFERRED FEDERAL INCOME TAX	39,714	47,604

OTHER PAYABLES AND ACCRUALS	87,130	88,697

JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	893,521	932,408

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 18,862 shares at March 31, 2005 and 18,807 shares at December 31, 2004 after deducting treasury stock of 4,139 shares and 4,199 shares, respectively)	959	959
Additional paid-in capital	52,649	51,184
Retained earnings	370,630	350,141
Accumulated other comprehensive income	58,369	73,027
Treasury stock — at cost	(42,931)	(43,035)

TOTAL SHAREHOLDERS’ EQUITY	439,676	432,276

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,333,197	$1,364,684

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
Amounts in 000’s except per share data

	2005	2004
REVENUES:

Premiums earned	$165,591	$163,639
Other insurance income	3,242	4,262
Net investment income	9,926	8,714
Net realized investment gains	803	4,706
Transportation	10,804	9,300

Total	190,366	190,621

COSTS AND EXPENSES:

Losses and loss adjustment expenses	62,939	79,325
Commissions and other policy acquisition costs	57,702	51,693
Operating and administrative expenses	26,753	25,079
Transportation operating expenses	10,130	9,064
Interest expense	1,462	1,019

Total	158,986	166,180

INCOME BEFORE FEDERAL INCOME TAX	31,380	24,441
PROVISION FOR FEDERAL INCOME TAX	9,830	7,593

NET INCOME	$21,550	$16,848

BASIC EARNINGS PER SHARE OF COMMON STOCK	$1.15	$0.93

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$1.10	$0.90

CASH DIVIDENDS PER SHARE OF COMMON STOCK — DECLARED	$.05625	$.05125

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)
Amounts in 000’s

				Accumulated		Unvested
		Additional		Other Com-		Restricted		Compre-
	Common	Paid-In	Retained	prehensive	Treasury	Stock		hensive
	Stock	Capital	Earnings	Income	Stock	Awards	Total	Income
BALANCE, DECEMBER 31, 2003	$911	$23,406	$299,752	$73,455	$(41,442)	$(24)	$356,058
Comprehensive income:
Net income			16,848				16,848	$16,848
Decrease in unrealized gain on marketable securities, net of related income tax effect of $567				(1,054)			(1,054)	(1,054)
Other, net of federal income tax of $5				(10)			(10)	(10)

Total comprehensive income								$15,784

Public stock offering	48	25,022					25,070
Purchase of treasury stock					(2,452)		(2,452)
Issuance of treasury stock for options exercised and employee savings plan		512			441		953
Cash dividends declared			(960)				(960)
Federal income tax benefit related to the exercise or granting of stock awards		972					972
Amortization and cancellation of unvested restricted stock awards						24	24

BALANCE, MARCH 31, 2004	$959	$49,912	$315,640	$72,391	$(43,453)	$—	$395,449

BALANCE, DECEMBER 31, 2004	$959	$51,184	$350,141	$73,027	$(43,035)	$—	$432,276
Comprehensive income:
Net income			21,550				21,550	$21,550
Decrease in unrealized gain on marketable securities, net of related income tax effect of $7,964				(14,797)			(14,797)	(14,797)
Other, net of federal income tax of $79				139			139	139

Total comprehensive income								$6,892

Purchase of treasury stock					(746)		(746)
Issuance of treasury stock for options exercised and employee savings plan		1,315			850		2,165
Cash dividends declared			(1,061)				(1,061)
Federal income tax benefit related to the exercise or granting of stock awards		150					150

BALANCE, MARCH 31, 2005	$959	$52,649	$370,630	$58,369	$(42,931)	$—	$439,676

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE-MONTHS ENDED MARCH 31, 2005 AND 2004
Amount in 000’s

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,550	$16,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,448	2,803
Net realized investment gains	(1,541)	(4,538)
Decrease in unearned insurance premiums	(11,595)	(15,327)
Decrease in deferred insurance policy acquisition costs	3,127	3,634
Increase in reinsurance recoverables and prepaid reinsurance premiums	(1,796)	(4,408)
Increase in net accounts receivable	(869)	(713)
Increase (decrease) in insurance loss reserves	(12,280)	4,817
Increase in funds held under reinsurance agreements and reinsurance payables	3,168	1,906
Increase (decrease) in other accounts payable and accruals	(1,300)	5,870
Decrease (increase) in other assets	(548)	148
Increase in insurance commissions payable	4,096	4,183
Other-net	1,241	542

Net cash provided by operating activities	5,701	15,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(79,974)	(144,984)
Sale of marketable securities	68,509	89,616
Decrease (increase) in cash equivalent marketable securities	(585)	14,308
Maturity of marketable securities	20,451	15,895
Acquisition of property, plant and equipment	(2,226)	(4,390)
Proceeds from sale of property, plant and equipment	92	239

Net cash provided by (used in) investing activities	6,267	(29,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance	—	25,070
Decrease in net short-term borrowings	(12,406)	(5,572)
Issuance of treasury stock	2,165	953
Dividends paid	(964)	(1,785)
Purchase of treasury stock	(746)	(2,452)
Repayment of long-term debt	(413)	(386)

Net cash provided by (used in) financing activities	(12,364)	15,828

NET INCREASE (DECREASE) IN CASH	(396)	2,277

CASH AT BEGINNING OF PERIOD	6,858	2,386

CASH AT END OF PERIOD	$6,462	$4,663

INTEREST PAID	$1,421	$878
INCOME TAXES PAID	$—	$1,500

See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2004 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in Midland’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current period presentation.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Three months ended March 31:
2005	18,829	19,508

2004	18,154	18,644

At March 31, 2005, 197,000 stock options with an exercise price of $33.21 were outstanding and not included in the calculation of diluted earnings per share as the exercise price was greater than the average market value of Midland’s common stock. All outstanding stock options at March 31, 2004 had exercise prices that were less than the average market price of Midland’s common stock and, therefore, were included in the computation of diluted earnings per share.

3. INCOME TAXES

The federal income tax provisions for the three-month periods ended March 31, 2005 and 2004 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	2005	2004
Federal income tax at statutory rate	$10,983	$8,554

Tax effect of:
Tax exempt interest and excludable dividend income	(1,220)	(1,022)
Other — net	67	61

Provision for federal income tax	$9,830	$7,593

4. SEGMENT DISCLOSURES

Since the Company’s annual report for 2004, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2005 and 2004 is as follows (000’s):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
		Revenues-	Pre-Tax		Revenues-	Pre-Tax
	Total	External	Income	Total	External	Income
	Assets	Customers	(Loss)	Assets	Customers	(Loss)
Reportable Segments:
Insurance:
Personal lines property	n/a	$100,464	$15,957	n/a	$101,996	$14,193
Personal lines casualty	n/a	27,793	7,927	n/a	31,683	5,844
Financial services	n/a	21,513	2,193	n/a	15,687	68
All other insurance	n/a	19,063	4,598	n/a	18,535	802
Unallocated insurance	$1,229,918	—	469	$1,158,948	—	10,033
Transportation	36,556	10,804	584	31,931	9,300	119
Corporate and all other	102,206	—	(348)	85,692	—	(355)
Intersegment Eliminations	(35,483)	—	—	(47,827)	—	(6,263)

Total	$1,333,197	$179,637	$31,380	$1,228,744	$177,201	$24,441

The amounts shown for personal lines property, personal lines casualty, financial services, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were insignificant for the first quarters of 2005 and 2004. During the first quarter of 2004, the Midland parent company purchased 314,951 shares of U.S. Bancorp common stock from American Modern Insurance Group, Inc. The effects of this transaction were eliminated from total pre-tax income.

Revenues reported above, by definition, exclude investment income and realized gains. For pre-tax income reported above, insurance investment income is allocated to the insurance segments while realized gains and losses are included in unallocated insurance. The Company allocates insurance investment income to the segments based primarily on written premium volume. The Company does not allocate realized gains or losses to the segments as the Company evaluates the performance of the segments exclusive of the impact of realized gains or losses due to potential timing issues. Certain other amounts are also not allocated to segments (“n/a” above) by the Company.

Certain prior year amounts have been reclassified to conform with current year presentation.

5. STOCK OPTIONS

Midland accounts for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, no compensation cost has been recognized for the stock option plans. Had the Company accounted for stock based employee compensation under the fair value method (SFAS 123), the Company’s net income and earnings per share for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

	For the Three Months Ended March 31
	2005	2004
Net Income as Reported	$21,550	$16,848

Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	406	360

Pro forma Net Income	$21,144	$16,488

Basic Shares	18,829	18,154
Diluted Shares	19,508	18,644

Earnings per share:
Basic — as reported	$1.15	$0.93
Basic — pro forma	1.12	0.91

Diluted — as reported	$1.10	$0.90
Diluted — pro forma	1.08	0.88

Compensation expense in the pro-forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.

6. DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2005 and 2004, Midland’s investment portfolio included approximately $45.0 million and $51.0 million, respectively, of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three-month periods ended March 31, 2005 and 2004, Midland recorded pre-tax realized gains (losses) on these securities of $(738,000) and $168,000, respectively.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be 100% effective and thus the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no income statement impact. At March 31, 2005 and 2004, the derivative losses recorded in Other Comprehensive Income, net of deferred taxes, amounted to $139,000 and $942,000, respectively. The swaps mature on December 1, 2005.

7. DEFINED BENEFIT PENSION PLANS

Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the three-month periods ended March 31, 2005 and 2004 are (000’s):

	For the Three Months Ended March 31
	2005	2004
Service cost	$221	$218
Interest cost	404	396
Expected return on assets	(393)	(398)
Amortization of transition asset	—	(18)
Amortization of prior service cost	8	8
Amortization of net loss	74	27

Net periodic benefit cost	$314	$233

The Company intends to pay its required cash contribution of approximately $0.6 million for the 2005 plan year during 2005. The Company prepaid its required cash contribution of $0.6 million for the 2004 plan year in December of 2003.

8. RELATED PARTY TRANSACTIONS

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at March 31, 2005 was $4.8 million, $3.9 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 2.7% as of March 31, 2005, a rate that is considered to be competitive with the market rates offered for similar instruments.

9. NEW ACCOUNTING STANDARDS

In April 2005, the Financial Accounting Standards Board (“FASB”) delayed the effective date for SFAS 123 (Revised 2004), “Share-Based Payment”, which makes it effective January 1, 2006 for the Company. The revised statement (SFAS No. 123(R)) requires compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements under the fair value method. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Midland is currently assessing the transition to SFAS 123(R) and does not expect its impact in 2006 to differ significantly from previously reported pro forma amounts.

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

INTRODUCTION

Prior to the 2004 annual report, the Company discussed its operations through three reportable segments: manufactured housing insurance, all other insurance products and services and transportation. However, as the Company has continued to grow its non-manufactured housing insurance products, management’s analysis of its insurance business has evolved in order to facilitate a more focused examination of its varying insurance products. As a result, the Company has divided its insurance products into four distinct groups: personal lines property, personal lines casualty, financial services, and all other insurance products. The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address these four reportable insurance segments and our transportation business. A summary description of the operations of each of these segments is included below.

Our personal lines property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 45% of American Modern’s property and casualty and credit life direct and assumed written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our personal lines casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial services segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

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

M/G Transport operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries.

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS

Motorcycle

The combined ratio for the motorcycle product improved to 69.2% in the first quarter of 2005 compared to 84.6% in the first quarter of 2004. Motorcycle losses are typically lower in the first and fourth quarters and higher in the second and third quarters in a given year due to increased use during the middle of the year. The effects of rate increases and other corrective underwriting actions continue to have a positive impact on the motorcycle product’s profitability. Rate increases averaging 19% and 21% were approved by various states’ insurance departments in 2004 and 2003, respectively, and we expect to experience a 14% increase in net earned premium related to rate increases during 2005. In addition, we have added expertise to our staff and have refined our product offering to better match the needs of our targeted market. Although we intend to increase our motorcycle written premiums in the future, the aforementioned rate increases and other corrective underwriting actions have resulted recently in decreased written premiums. The motorcycle product direct and assumed written premiums decreased in the first quarter of 2005 to $8.2 million from $11.0 million in the first quarter of 2004.

Manufactured Housing

Manufactured housing direct and assumed written premiums decreased by 3.4% in the first quarter of 2005 to $77.9 million compared to $80.6 million in the first quarter of 2004. American Modern experienced mid single digit direct and assumed written premium growth in its point of sale channel in 2005 compared to the first quarter of 2004, but continued to experience declines in lender business as several institutional partners are no longer making new manufactured housing loans. Over the last few years, American Modern has expanded its manufactured housing direct and assumed written premiums, despite the depressed manufactured housing market, primarily through conversions of selected agents’ business from our competitors. We continue to believe that our strong relationships and our market leadership have us well positioned to capture future growth opportunities as this market eventually recovers.

The manufactured housing combined ratio improved to 87.3% in the first quarter of 2005 compared to 90.3% in the first quarter of 2004. This improvement was due primarily to rate increases combined with improved underwriting.

Commercial Liability Run-Off

In September 2001, American Modern exited the manufactured housing park and dealer commercial liability business. We have no outstanding unearned premium related to this business. During 2003, we experienced higher than expected losses related to this line. Due to the adverse development, American Modern strengthened reserves in the latter part of 2003 to address the future run-off claims. In 2004, American Modern experienced favorable development in the claims settled for the year. This favorable trend has continued as the reserve development increased earnings per share by 5 cents for the first quarter of 2005. Management believes that the loss exposure is adequately reserved for the remainder of the run-off period.

RESULTS OF OPERATIONS

The Midland Company reported net income of $21.5 million, or $1.10 per diluted share, for the first quarter of 2005 compared with $16.8 million, or $0.90 per diluted share, for the first quarter of 2004. Revenue for the first quarter of 2005 was $190.4 million compared to $190.6 million in the first quarter of 2004.

Financial Highlights

(amounts in thousands except per share data)

	Three Months Ended March 31,
	2005	2004	%
Income Statement Data
Insurance Revenue	$179,562	$181,321	(1.0)%
Transportation Revenue	10,804	9,300	16.2%

Total Revenue	$190,366	$190,621	(0.1)%

Net Income	$21,550	$16,848

Balance Sheet Data
Cash & Invested Assets	$946,984	$878,386	7.8%
Total Assets	$1,333,197	$1,228,744	8.5%
Total Debt	$103,087	$89,884	14.7%
Shareholders’ Equity	$439,676	$395,449	11.2%
Common Shares Outstanding	18,862	18,737

Per Share Data
Net Income (Diluted)	$1.10	$0.90
Dividends Declared	$0.05625	$0.05125	9.8%
Market Value	$31.51	$24.95	26.3%
Book Value	$23.31	$21.10	10.5%

AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$164,070	$160,421	2.3%
Net Written Premium	$151,499	$146,472	3.4%
Combined Ratio Before Catastrophes	86.6%	92.4%
Catastrophe Effects on Combined Ratio	2.0%	1.9%
Combined Ratio	88.6%	94.3%

Overview of Revenues

The following chart provides detail related to the Company’s revenues for the three-month periods ended March 31, 2005 and 2004 ($000’s):

Revenues from external customers

	Three-Mos. Ended March 31,
	2005	2004
Insurance:
Personal lines property	$100,464	$101,996
Personal lines casualty	27,793	31,683
Financial services	21,513	15,687
All other insurance	19,063	18,535

Total insurance	168,833	167,901

Net investment income	9,926	8,714

Net realized investment gains	803	4,706

Transportation	10,804	9,300

Total revenues	$190,366	$190,621

Insurance

Overview of Premium Volume

     The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the periods ended March 31, 2005 and 2004 (millions):

	March 31, 2005			March 31, 2004
	Gross	Net	Net	Gross	Net	Net
	Written	Written	Earned	Written	Written	Earned
Business Segment	Premium	Premium	Premium	Premium	Premium	Premium
Personal Lines Property	$99.5	$93.3	$99.0	$102.3	$96.6	$100.7
Personal Lines Casualty	22.5	22.3	27.2	25.1	24.8	31.1
Financial Services	17.8	16.6	21.5	14.8	14.4	15.7
All Other Insurance	32.6	20.9	17.9	23.8	13.6	16.1

Total	$172.4	$153.1	$165.6	$166.0	$149.4	$163.6

Personal Lines Property

     The following chart is an overview of the results of operations of the company’s personal lines property products (in 000’s).

	March 31,
	2005	2004
Personal Lines Property

Direct and Assumed Written Premiums	$99,542	$102,328	(2.7)%
Net Written Premiums	$93,335	$96,632	(3.4)%

Net Earned Premium	$99,033	$100,660	(1.6)%
Service Fees	1,431	1,336	7.1%

Total Revenues	$100,464	$101,996	(1.5)%

Pre-Tax Income	$15,957	$14,193

Manufactured housing direct and assumed written premiums decreased 3.4% to $77.9 million in the first quarter of 2005 from $80.6 million in last year’s first quarter. The manufactured housing industry continues to be depressed and American Modern continues to experience declines in lender business as several institutional partners are no longer making new manufactured housing loans. The manufactured housing combined ratio improved to 87.3% in the first quarter of 2005 compared to 90.3% in the first quarter of 2004.

Personal Lines Casualty

     The following chart is an overview of the results of operations of the company’s personal lines casualty products (in 000s).

	March 31,
	2005	2004
Personal Lines Casualty

Direct and Assumed Written Premiums	$22,520	$25,090	(10.2)%
Net Written Premiums	$22,324	$24,782	(9.9)%

Net Earned Premium	$27,192	$31,141	(12.7)%
Service Fees	601	542	10.9%

Total Revenues	$27,793	$31,683	(12.3)%

Pre-Tax Income	$7,927	$5,844

Direct and assumed written premiums for our casualty products decreased due primarily to motorcycle premiums decreasing to $8.2 million in the first quarter of 2005 compared to $11.0 million in the first quarter of 2004. The decrease in motorcycle premiums is the result of American Modern taking corrective underwriting actions to position the motorcycle product for profitability. As a result of these actions, the combined ratio for the motorcycle product improved to 69.2% in the first quarter of 2005 compared to 84.6% in the first quarter of 2004.

Financial Services

     The following chart is an overview of the results of operations of the company’s financial services insurance products (in 000s).

	March 31,
	2005	2004
Financial Services

Direct and Assumed Written Premiums	$17,805	$14,809	20.2%
Net Written Premiums	$16,595	$14,419	15.1%

Net Earned Premium/Total Revenues	$21,513	$15,687	37.1%

Pre-Tax Income	$2,193	$68

The increase in gross written premiums for our financial services insurance products was driven by the collateral protection products which increased $3.8 million compared to the first quarter of 2004. Profitability improved due primarily to the mortgage fire product combined ratio which decreased to 82.6% compared to 92.3% in the comparable 2004 quarter.

All Other Insurance

The following chart is an overview of the results of operations of the company’s other insurance products (in 000s).

	March 31,
	2005	2004
All Other Insurance
Direct and Assumed Written Premiums	$32,567	$23,766	37.0%
Net Written Premiums	$20,865	$13,569	53.8%

Net Earned Premium	$17,855	$16,152	10.5%
Agency Revenues	1,187	2,347	(49.4)%
Service Fees	21	36	(41.7)%

Total Revenues	$19,063	$18,535	2.8%

Pre-Tax Income	$4,598	$802

American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in gross written premiums in the first quarter of 2005 compared to the first quarter of 2004. Excess and surplus lines direct and assumed written premiums increased $5.6 million to $15.5 million in the first quarter of 2005 from $9.9 million in the first quarter of 2004. Credit life direct and assumed written premiums increased $2.8 million to $8.4 million in 2005 from $5.6 million in 2004.

The improvement in profitability in 2005 compared to 2004 is due primarily to the increased profitability related to the excess and surplus lines product combined with the favorable loss development related to the run-off of our previously exited manufactured housing park and dealer commercial liability business. The excess and surplus lines combined ratio was 62.7% in the first quarter of 2005 compared to 98.5% for the comparable 2004 quarter. During the first quarter of 2005, development of the discontinued commercial liability business increased earnings per share by approximately 5 cents compared to a decrease of 4 cents per share in the first quarter of 2004.

ALL INSURANCE

Investment Income and Realized Capital Gains

Net investment income increased to $9.9 million in the first quarter of 2005 from $8.7 million in the prior year’s first quarter. This increase is due primarily to the increase in the size of the investment portfolio. The increase in portfolio size was due primarily to the investment of $24 million related to the issuance of junior subordinated debt securities in the second quarter of 2004 and positive cash flow generated from operations. Reinvestment rates continue to be depressed due to the current low interest rate environment. The annualized pre-tax equivalent investment yield, on a cost basis, of American Modern’s fixed income portfolio was 5.2% in the first three months of 2005 compared to 5.3% in the comparable prior period.

Realized investment gains and losses are comprised of three items; capital gains and losses from the sale of securities, derivative features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Pre-Tax	After-Tax	Earnings	Pre-Tax	After-Tax	Earnings
	Gain (Loss)	Gain (Loss)	Per Share	Gain (Loss)	Gain (Loss)	Per Share
Capital Gains	$1,541	$1,002	$0.05	$4,538	$2,950	$0.15
Derivatives	(738)	(480)	(0.03)	168	109	0.01

Total Realized Investment Gains	$803	$522	$0.02	$4,706	$3,059	$0.16

The Company experienced no other-than-temporary impairments during the first three months of 2005 or the first three months of 2004.

Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.

Insurance Losses and Loss Adjustment Expenses (LAE)

American Modern’s losses and loss adjustment expenses in the first quarter of 2005 decreased 20.7% to $62.9 million from $79.3 million in the prior year’s first quarter. This decrease in losses was due to the improved loss experience related to the manufactured housing, motorcycle and mortgage fire products combined with favorable development in the claims settled related to the company’s run-off commercial liability books of business. Catastrophe losses as a percentage of earned premiums remained relatively constant as they contributed 2.0 percentage points to the combined ratio in the first quarter of 2005 compared to 1.9 percentage points in the first quarter of 2004.

Insurance Commissions and Other Policy Acquisition Costs

American Modern’s commissions and other policy acquisition costs increased 11.6% to $57.7 million in the first quarter of 2005 from $51.7 million in the first quarter of 2004. These increases are due primarily to an increase in performance-based commission expense as a result of the improved underwriting results achieved in the first three months of 2005 compared to the first three months of 2004. The fluctuations in performance-based commission expense are attributable, in part, to American Modern’s “Pay-for-Performance” commission policy which reduces the up-front commission paid but rewards favorable underwriting performance with a higher performance-based commission.

M/G Transport

M/G Transport, Midland’s transportation subsidiary, reported revenues for the first quarter of 2005 of $10.8 million compared to $9.3 million in the prior year’s first quarter. Pre-tax operating profit was $0.6 million in the current quarter as compared to $0.1 million in the prior year’s first quarter. The increase in transportation revenues and pre-tax operating profit is primarily due to an increase in tonnage hauled related to petroleum coke, coal and barite commodities combined with an increase in shipping rates.

Outlook

Given the results of the first quarter ended March 31, 2005 coupled with the strong underwriting results from our major product lines so far in 2005, we anticipate a property and casualty combined ratio, assuming normal weather, in the range of 94.5% to 96.0% for the full year 2005 noting that weather patterns and seasonal products such as motorcycle and watercraft tend to increase the combined ratio during the second and third quarters. Management also projects investment income to increase moderately given the larger base of invested assets. This level of underwriting profit and investment income should translate to net income in the range of $2.77 to $3.02 per share (diluted), which would include the after-tax impact of $0.02 per share (diluted) from realized investment gains.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Aggregate Contractual Obligations and Off Balance Sheet Arrangements

We have certain obligations and commitments to make future payments under contracts. As of March 31, 2005, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
		Less than	2-5	After 5
	Total	1 Year	Years	Years
Long-term debt	$82,316	$15,312	$43,004	$24,000
Other notes payable	20,771	20,771	—	—
Annual commitments under non-cancelable leases	6,621	929	2,836	2,856
Purchase obligations	15,078	11,880	3,198	—
Other obligations	406	406	—	—
Insurance policy loss reserves	220,635	114,730	90,461	15,444

Total	$345,827	$164,028	$139,499	$42,300

The table above excludes contracts and agreements that relate to maintenance and service agreements which, individually and in the aggregate, are not material to the Company’s operations or financial condition, and are terminable by the Company with minimal advance notice and at little or no cost to the Company.

The insurance policy loss reserve payment projections in the above table are based on actuarial assumptions. The actual payments will vary, in both amount and time periods, from the estimated amounts represented in this table. See further discussion regarding insurance policy loss reserves under the Critical Accounting Policies section.

The Company has entered into a contract to purchase certain transportation equipment in 2005 for $9.4 million. However, the Company, in all likelihood, will finance this purchase contract with an operating lease or debt agreement which will spread the cash obligations over several years.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during the first three months of 2005 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. On April 29, 2004, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2006. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the three-month period ended March 31, 2005, the Company repurchased approximately $0.5 million of treasury shares in connection with associate stock incentive programs.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of March 31, 2005, Midland had $4.8 million of commercial paper debt outstanding, $3.9 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 2.7% as of March 31, 2005, a rate that management considers to be competitive with the market rates offered for similar instruments. As of March 31, 2005, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $16.0 million was outstanding. These short-term borrowings decreased $13.0 million since December 31, 2004. Proceeds derived from the sale or maturity of marketable securities were used to reduce these short-term borrowings. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months.

The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of March 31, 2005, the outstanding balance of this mortgage was $14.6 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December 2005. The effective interest rate on this obligation is 6.8%.

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

Investment in Marketable Securities

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) decreased 3.2% to $940.5 million at March 31, 2005 from $971.4 million at December 31, 2004. This decrease was due primarily to a $22.8 million decrease in unrealized appreciation in the market value of securities held combined with $12.4 million of short-term debt repayments. The decrease in the unrealized appreciation was due to a $14.0 million decrease in unrealized appreciation related to the fixed income portfolio combined with a $8.8 million decrease in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, decreased to $70.9 million in market value as of March 31, 2005 from $77.1 million as of December 31, 2004.

Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of March 31, 2005

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Fixed Income Securities

Total held in a gain position	$16,657	$452,230	574

Held in a loss position for less than 3 months	(2,540)	166,202	177

Held in a loss position for more than 3 months and less than 9 months	(1,497)	67,210	72

Held in a loss position for more than 9 months and less than 18 months	(1,322)	53,711	46

Held in a loss position for more than 18 months	(183)	3,233	7

Fixed income total	$11,115	$742,586	876

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Equity Securities

Total held in a gain position	$83,703	$169,157	159

Held in a loss position for less than 3 months	(689)	10,518	27

Held in a loss position for more than 3 months and less than 9 months	(524)	4,719	14

Held in a loss position for more than 9 months and less than 18 months	(293)	4,523	7

Held in a loss position for more than 18 months	—	—	—

Equity total	$82,197	$188,917	207

Total per above	$93,112	$931,503	1,083

Accrued interest and dividends	—	9,019

Total per balance sheet	$93,112	$940,522

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at March 31, 2005. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.

The average duration of Midland’s fixed income security investment portfolio as of March 31, 2005 was 4.4 years which management believes provides adequate asset/liability matching.

Insurance

American Modern generates cash inflows primarily from insurance premium, investment income, proceeds from the sale of marketable securities and maturities of fixed income security investments. The principal cash outflows for the insurance operations relate to the payment of claims, commissions, premium taxes, operating expenses, capital expenditures, income taxes, interest on debt, dividends and inter-company borrowings and the purchase of marketable securities. In each of the periods presented, funds generated from the insurance operating activities were used primarily to purchase investment grade marketable securities, accounting for the majority of the cash used in investing activities.

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $0.5 million for the first three months of 2005 and a total of $19.2 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project is currently forecasted to involve future cash expenditures of $11.0 million to $13.0 million in 2005, an additional $3.0 million to $8.0 million annually over the following two to three years, and additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK®’s software development costs was $11.3 million at March 31, 2005.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of March 31, 2005, there was $36.0 million outstanding under these facilities.

American Modern has an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern’s long-term credit facility has been fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of March 31, 2005 was $(0.2) million and is included in other payables and accruals.

At March 31, 2005, Midland’s accounts receivable have remained relatively unchanged at $114.8 as compared to $114.0 at December 31, 2004. Accounts receivable are primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 51% of American Modern’s accounts receivables relate to premium due directly from policyholders as of March 31, 2005. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures.

Reinsurance recoverables and prepaid reinsurance premiums remained relatively constant at March 31, 2005 compared to December 31, 2004 and consisted of the following amounts (amounts in 000’s):

	March 31,	December 31,
	2005	2004
Prepaid reinsurance premiums	41,198	40,215
Reinsurance recoverable – unpaid losses	37,643	37,873
Reinsurance recoverable – paid losses	10,681	9,638

Total	$89,522	$87,726

Unearned insurance premiums decreased to $378.9 million at March 31, 2005 compared to $390.4 million at December 31, 2004. American Modern typically generates less written premiums in the first and fourth quarters and more written premiums in the second and third quarters. As such, it is expected that premiums earned in the first quarter will outpace premiums written resulting in a decrease in unearned premiums.

The $12.3 million decrease in insurance loss reserves at March 31, 2005 compared to December 31, 2004 is due primarily to the payment of claims during the first quarter combined with favorable loss experience during the quarter.

Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.

Transportation

M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of March 31, 2005, the transportation subsidiaries had $7.8 million of collateralized equipment obligations outstanding. Like the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

OTHER MATTERS

Comprehensive Income

The only differences between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the three-month periods ended March 31, 2005 and 2004, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Three Months Ended March 31,
	2005	2004
Changes in net unrealized capital gains:

Equity securities	$(5,689)	$(3,413)

Fixed income securities	(9,108)	2,359

Changes in fair value of interest rate swap hedge	139	(10)

Total	$(14,658)	$(1,064)

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period. Changes in the fair value of the interest rate swap agreement are predicated on the current interest rate environment relative to the fixed rate of the swap agreement.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Management regularly evaluates the Company’s critical accounting policies, assumptions and estimates, including those related to insurance revenue and expense recognition, loss reserves, reinsurance levels and valuation and impairment of assets. Management bases its estimates on historical experience and on various assumptions believed to be reasonable under the circumstances. This process forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The following table provides additional detail surrounding the Company’s insurance policy loss reserves at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Gross case base loss reserves:
Personal lines property	$47,471	$47,052
Personal lines casualty	29,135	33,590
Financial services	9,951	12,004
All other insurance	51,626	53,669
Gross loss reserves incurred but not reported	62,631	64,783
Outstanding checks and drafts	19,821	21,817

Total insurance loss reserves	$220,635	$232,915

The recorded insurance loss reserves at the balance sheet date represent the Company’s best estimate, based on historical patterns, of its liabilities at that date. Management, along with the Company’s internal actuaries, periodically reviews the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements. Additionally, management compares the Company’s estimate of loss reserves to ranges prepared by its external consulting actuaries to ensure that such estimates are within the actuaries’ acceptable range. The external actuaries perform an extensive review of loss reserves at year end along with a higher level review throughout the year to ensure that the recorded loss reserves appear reasonable. At December 31, 2004, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $166.3 million. The Company’s estimate was affirmed by the actuaries’ estimated range for net loss reserves of $152.7 million to $168.7 million. At March 31, 2005, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $157.3 million.

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

Reinsurance Risks

In order to limit its exposure to certain levels of risks, the Company cedes varying portions of its written premiums to other insurance companies. As such, the Company limits its loss exposure to that portion of the insurable risk it retains. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. However, if a reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern and its independent reinsurance broker regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. As of March 31, 2005, more than 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A” or higher.

In addition, American Modern may, in some cases, require reinsurers to establish trust funds and maintain letters of credit to further minimize possible exposures. All reinsurance amounts owed to American Modern are current and management believes that no allowance for uncollectible accounts related to this recoverable is necessary. Management also believes there is no significant concentration of credit risk arising from any single reinsurer. The Company also assumes a limited amount of business on certain reinsurance contracts. Related premiums and loss reserves are recorded based on records supplied by the ceding companies.

Other-Than-Temporary Impairment of Investment Securities

The Company invests in various securities including U.S. Government securities, corporate debt securities, and corporate stocks. Investment securities in general are exposed to various risks such as interest rate, credit, and overall market volatility. Due to the level of risk associated with these securities, it is reasonably possible that changes in the value of investment securities will occur in the near term and that such changes could be material.

In order to identify other-than-temporary impairments, we conduct quarterly comprehensive reviews of individual portfolio holdings that have a market value less than their respective carrying value. As part of our review for other-than-temporary impairment, we track the respective carrying values and market values for all individual securities with an unrealized loss. We, with the assistance of our external professional money managers, apply both quantitative and qualitative criteria in our evaluation, including facts specific to each individual investment such as, but not limited to, the length of time the fair value has been below the carrying value, the extent of the decline, our intent to sell or hold the security, the expectation for each individual security’s performance, the credit worthiness and related liquidity of the issuer and the issuer’s business sector.

The evaluation for other-than-temporary impairment requires a significant amount of judgement. As such, there are a number of risks and uncertainties inherent in the process of monitoring for potential impairments and determining if a decline is other-than-temporary. These risks and uncertainties include the risks that:

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

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At March 31, 2005, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

For fixed income and equity securities, we consider the following factors, among others, to determine if a security is other-than-temporarily impaired:

•	the extent and duration to which market value is less than carrying value

•	historical operating performance of the security

•	issuer news releases, including those disclosing that the issuer has committed an event of default (missed payment beyond grace period, bankruptcy filing, loss of principle customer or supplier, debt downgrade, disposal of segment, etc.)

•	near term prospects for improvement of the issuer and/or its industry to include relevant industry conditions and trends

•	industry research and communications with industry specialists

•	third party research reports

•	credit rating reports

•	financial models and expectations

•	discussions with issuer’s management by investment manager

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery

•	time to conversion with respect to a mandatory convertible security

For fixed income securities, we also consider the following factors:

•	the recoverability of principle and interest

•	the issuer’s ability to continue to make obligated payments to security holders

•	the current interest rate environment

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgement we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by selling the security and reinvesting the proceeds, the managers may do so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other-than-temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At March 31, 2005, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

Defined Benefit Pension Plans

Midland maintains defined benefit pension plans for a limited number of active participants. The defined benefit pension plans are not open to employees hired after March 31, 2000. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return and a discount rate. In determining our expected long-term rate of return and our discount rate, we evaluate input from our actuaries, asset allocations, long-term bond yields and historical performance of the invested pension assets over a ten-year period. If other assumptions were used, the amount recorded as pension expense would be different from our current estimate.

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

New Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) delayed the effective date for SFAS 123 (Revised 2004), “Share-Based Payment”, which makes it effective January 1, 2006 for the Company. The revised statement (SFAS No. 123(R)) requires compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements under the fair value method. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

Impact of Inflation

We do not consider the impact of the change in prices due to inflation to be material in the analysis of our overall operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we will incur investment losses due to adverse changes in market rates and prices. Our market risk exposures are substantially related to the Company’s investment portfolio and changes in interest rates and equity prices. Each risk is defined in more detail as follows.

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.4 year duration of the Company’s fixed income portfolio as of March 31, 2005, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $750.7 million fixed income portfolio by 4.4%, or $33.0 million.

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of March 31, 2005, the Company had $189.8 million in equity holdings, including $70.9 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $7.1 million. As of March 31, 2005, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 1.00. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.0%.

The active management of market risk is integral to the Company’s operations. The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities.

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

The Company maintains a system of internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Midland Company
Cincinnati, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Cincinnati, Ohio

May 5, 2005

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
MARCH 31, 2005

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None

b)	None

c)	During the three-month period ended March 31, 2005, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the three-month period ended March 31, 2005, the Company acquired 16,048 shares in private transactions from employees in connection with its stock incentive plans. Such transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 3,325 shares from the Plan during the three-month period ended March 31, 2005.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2004 Annual Meeting of Shareholders held on April 28, 2005, the following actions were taken:

a)	The following persons were elected as members of the Board of Directors to serve until the year of the 2008 Annual Meeting and until their successors are chosen and qualified:

		Votes		Broker
Name	Votes For	Withheld	Abstentions	Non-Votes
James E. Bushman	17,750,742	158,678	0	0
James H. Carey	17,459,586	449,834	0	0
John W. Hayden	16,055,297	1,854,123	0	0
David B. O’Maley	17,057,382	852,038	0	0

b)	A proposal by the Board of Directors to ratify the appointment of the firm of Deloitte & Touche LLP, as Midland’s independent auditors to conduct the annual audit of the financial statements of Midland for the year ending December 31, 2005, was approved by the Shareholders. The Shareholders cast 17,826,367 votes in favor of this proposal and 75,837 votes against it. There were 7,216 abstentions and no broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 15 - Letter re: Unaudited Interim Financial Information

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
MARCH 31, 2005

Exhibit 31.1 - Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2 - Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDLAND COMPANY

Date May 5, 2005	/s/John I. Von Lehman

John I. Von Lehman, Executive Vice President,
Chief Financial Officer and Secretary