Form 10-Q
period 2005-06-30
MIDLAND CO
filed 2005-08-05
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
       (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___ to ___
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
Yes ☑. No ☐.
     The number of common shares outstanding as of August 3, 2005 was 18,905,160.

PART I.
ITEM I. FINANCIAL INFORMATION
THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
Amounts in 000’s

	(Unaudited)
	June 30,	December 31,
ASSETS	2005	2004
MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $765,534 at June 30, 2005 and $745,514 at December 31, 2004)	$787,202	$770,639
Equity (cost, $100,626 at June 30, 2005 and $109,851 at December 31, 2004)	183,742	200,799

Total	970,944	971,438

CASH	4,715	6,858

ACCOUNTS RECEIVABLE — NET	147,783	113,979

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	84,043	87,726

PROPERTY, PLANT AND EQUIPMENT — NET	82,206	68,312

DEFERRED INSURANCE POLICY ACQUISITION COSTS	90,817	90,423

OTHER ASSETS	24,767	25,948

TOTAL ASSETS	$1,405,275	$1,364,684

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
Amounts in 000’s

	(Unaudited)
	June 30,	December 31,
LIABILITIES & SHAREHOLDERS’ EQUITY	2005	2004
UNEARNED INSURANCE PREMIUMS	$393,312	$390,447

INSURANCE LOSS RESERVES	215,859	232,915

INSURANCE COMMISSIONS PAYABLE	48,269	45,374

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	14,161	11,465

LONG-TERM DEBT	68,843	58,729

OTHER NOTES PAYABLE	12,992	33,177

DEFERRED FEDERAL INCOME TAX	43,762	47,604

OTHER PAYABLES AND ACCRUALS	116,048	88,697

JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	937,246	932,408

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 18,908 shares at June 30, 2005 and 18,807 shares at December 31, 2004 after deducting treasury stock of 4,098 shares and 4,199 shares, respectively)	959	959
Additional paid-in capital	53,418	51,184
Retained earnings	390,300	350,141
Accumulated other comprehensive income	65,890	73,027
Treasury stock — at cost	(42,538)	(43,035)

TOTAL SHAREHOLDERS’ EQUITY	468,029	432,276

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,405,275	$1,364,684

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
Amounts in 000’s (except per share information)

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2005	2004	2005	2004
REVENUES:

Premiums earned	$325,280	$334,054	$159,689	$170,415
Other insurance income	6,394	8,303	3,152	4,041
Net investment income	20,119	17,744	10,193	9,030
Net realized investment gains	2,216	5,408	1,413	702
Transportation	22,695	20,695	11,891	11,395

Total	376,704	386,204	186,338	195,583

COSTS AND EXPENSES:

Losses and loss adjustment expenses	134,710	167,892	71,771	88,567
Commissions and other policy acquisition costs	102,045	103,262	44,343	51,569
Operating and administrative expenses	54,963	52,432	28,210	27,353
Transportation operating expenses	20,544	19,754	10,414	10,690
Interest expense	3,079	2,561	1,617	1,542

Total	315,341	345,901	156,355	179,721

INCOME BEFORE FEDERAL INCOME TAX	61,363	40,303	29,983	15,862
PROVISION FOR FEDERAL INCOME TAX	19,079	12,131	9,249	4,538

NET INCOME	$42,284	$28,172	$20,734	$11,324

BASIC EARNINGS PER SHARE OF COMMON STOCK:	$2.24	$1.53	$1.09	$0.60

DILUTED EARNINGS PER SHARE OF COMMON STOCK:	$2.16	$1.48	$1.06	$0.58

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.1125	$0.1025	$0.05625	$0.05125
See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited)
Amounts in 000’s

				Accumulated		Unvested
		Additional		Other Com-		Restricted		Compre-
	Common	Paid-In	Retained	prehensive	Treasury	Stock		hensive
	Stock	Capital	Earnings	Income	Stock	Awards	Total	Income

BALANCE, DECEMBER 31, 2003	$911	$23,406	$299,752	$73,455	$(41,442)	$(24)	$356,058
Comprehensive income:
Net income			28,172				28,172	$28,172
Decrease in unrealized gain on marketable securities, net of related income tax effect of $8,120				(15,078)			(15,078)	(15,078)
Other, net of federal income tax of $220				408			408	408

Total comprehensive income								$13,502

Public stock offering	48	25,022					25,070
Purchase of treasury stock					(2,550)		(2,550)
Issuance of treasury stock for options exercised and employee savings plan		852			773		1,625
Cash dividends declared			(1,922)				(1,922)
Federal income tax benefit related to the exercise or granting of stock awards		1,033					1,033
Amortization and cancellation of unvested restricted stock awards						24	24

BALANCE, JUNE 30, 2004	$959	$50,313	$326,002	$58,785	$(43,219)	$—	$392,840

BALANCE, DECEMBER 31, 2004	$959	$51,184	$350,141	$73,027	$(43,035)	$—	$432,276
Comprehensive income:
Net income			42,284				42,284	$42,284
Decrease in unrealized gain on marketable securities, net of related income tax effect of $3,951				(7,338)			(7,338)	(7,338)
Other, net of federal income tax of $109				201			201	201

Total comprehensive income								$35,147

Purchase of treasury stock					(787)		(787)
Issuance of treasury stock for options exercised and employee savings plan		1,952			1,284		3,236
Cash dividends declared			(2,125)				(2,125)
Federal income tax benefit related to the exercise or granting of stock awards		282					282

BALANCE, JUNE 30, 2005	$959	$53,418	$390,300	$65,890	$(42,538)	$—	$468,029

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX-MONTHS ENDED JUNE 30, 2005 AND 2004
Amounts in 000’s

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,284	$28,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,888	5,912
Net realized investment gains	(2,691)	(5,166)
Increase in unearned insurance premiums	2,865	9,846
Increase in deferred insurance policy acquisition costs	(394)	(2,158)
Decrease (increase) in reinsurance recoverables and prepaid reinsurance premiums	3,683	(4,237)
Increase in accounts receivable — net	(33,804)	(6,448)
Increase (decrease) in insurance loss reserves	(17,056)	12,958
Increase in funds held under reinsurance agreements and reinsurance payables	2,696	1,404
Increase in other payables and accruals	27,842	8,836
Decrease (increase) in other assets	1,181	(229)
Increase in insurance commissions payable	2,895	13,856
Other-net	1,882	796

Net cash provided by operating activities	36,271	63,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(232,003)	(272,536)
Sale of marketable securities	208,615	134,039
Decrease (increase) in cash equivalent marketable securities	(25,022)	21,065
Maturity of marketable securities	38,328	39,140
Acquisition of property, plant and equipment	(18,830)	(5,787)
Proceeds from sale of property, plant and equipment	145	386

Net cash used in investing activities	(28,767)	(83,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance	—	25,070
Decrease in net short-term borrowings	(20,185)	(21,847)
Issuance of treasury stock	3,236	1,625
Dividends paid	(2,025)	(2,747)
Purchase of treasury stock	(787)	(2,550)
Borrowing (repayment) of long-term debt	10,114	(775)
Issuance of junior subordinated debentures	—	24,000

Net cash provided by (used in) financing activities	(9,647)	22,776

NET INCREASE (DECREASE) IN CASH	(2,143)	2,625

CASH AT BEGINNING OF PERIOD	6,858	2,386

CASH AT END OF PERIOD	$4,715	$5,011

INTEREST PAID	$2,909	$1,917
INCOME TAXES PAID	$16,600	$11,800
See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2004 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the six and three month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in Midland’s Annual Report on Form 10-K. All significant intercompany amounts have been eliminated.
2. EARNINGS PER SHARE
Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Six months ended June 30:
2005	18,859	19,538

2004	18,453	18,977

Three months ended June 30:
2005	18,886	19,565

2004	18,752	19,259

At June 30, 2005, 197,000 stock options with an exercise price of $33.21 were outstanding and not included in the calculation of diluted earnings per share as the exercise price was greater than the average market value of Midland’s common stock. All outstanding stock options at June 30, 2004 had exercise prices that were less than the average market price of Midland’s common stock and, therefore, were included in the computation of diluted earnings per share.
3. INCOME TAXES
The federal income tax provisions for the six and three month periods ended June 30, 2005 and 2004 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2005	2004	2005	2004
Federal income tax at statutory rate	$21,477	$14,106	$10,494	$5,552

Tax effect of:
Tax exempt interest and excludable dividend income	(2,521)	(2,087)	(1,301)	(1,064)
Other — net	123	112	56	50

Provision for federal income tax	$19,079	$12,131	$9,249	$4,538

4. SEGMENT DISCLOSURES
Since the Company’s annual report for 2004, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2005 and 2004 is as follows (000’s):

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
		Revenues-	Pre-Tax		Revenues-	Pre-Tax
	Total	External	Income	Total	External	Income
	Assets	Customers	(Loss)	Assets	Customers	(Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$200,233	$32,912	n/a	$204,725	$27,473
Recreational casualty	n/a	54,816	10,245	n/a	63,040	5,774
Financial institutions	n/a	38,414	4,559	n/a	36,999	2,829
All other insurance	n/a	38,211	12,109	n/a	37,593	2,141
Unallocated insurance	$1,292,620	—	1,575	$1,170,586	—	13,959
Transportation	46,277	22,695	1,975	33,874	20,695	707
Corporate and all other	95,590	—	(2,012)	108,583	—	(2,847)
Intersegment Eliminations	(29,212)	—	—	(58,865)	—	(9,733)

Total	$1,405,275	$354,369	$61,363	$1,254,178	$363,052	$40,303

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
		Revenues-	Pre-Tax		Revenues-	Pre-Tax
	Total	External	Income	Total	External	Income
	Assets	Customers	(Loss)	Assets	Customers	(Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$99,769	$16,955	n/a	$102,729	$13,280
Recreational casualty	n/a	27,023	2,318	n/a	31,357	(70)
Financial institutions	n/a	16,901	2,366	n/a	21,312	2,761
All other insurance	n/a	19,148	7,511	n/a	19,058	1,339
Unallocated insurance	$1,292,620	—	1,106	$1,170,586	—	3,926
Transportation	46,277	11,891	1,391	33,874	11,395	588
Corporate and all other	95,590	—	(1,664)	108,583	—	(2,492)
Intersegment Eliminations	(29,212)	—	—	(58,865)	—	(3,470)

Total	$1,405,275	$174,732	$29,983	$1,254,178	$185,851	$15,862

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were insignificant for the six and three month periods ended June 30, 2005 and 2004. During the six and three month periods ended June 30, 2004, the Midland parent company purchased 492,634 and 177,683 shares, respectively, of U.S. Bancorp common stock from American Modern Insurance Group, Inc. The effects of these transactions were eliminated from total pre-tax income.

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
Certain prior year amounts have been reclassified within the segment disclosures to conform with current year presentation.
5. STOCK OPTIONS
Midland accounts for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, no compensation cost has been recognized for the stock option plans. Had the Company accounted for stock based employee compensation under the fair value method (SFAS 123), the Company’s net income and earnings per share for the six and three months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net Income as Reported	$42,284	$28,172	$20,734	$11,324

Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	690	590	284	230

Pro forma Net Income	$41,594	$27,582	$20,450	$11,094

Basic Shares	18,859	18,453	18,886	18,752
Diluted Shares	19,538	18,977	19,565	19,259

Earnings per share:
Basic — as reported	$2.24	$1.53	$1.09	$0.60
Basic — pro forma	2.21	1.50	1.08	0.59

Diluted — as reported	$2.16	$1.48	$1.06	$0.58
Diluted — pro forma	2.13	1.45	1.05	0.57
Compensation expense in the pro-forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.
6. DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2005 and 2004, Midland’s investment portfolio included approximately $39.4 million and $51.3 million, respectively, of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the six and three month periods ended June 30, 2005, Midland recorded pre-tax realized gains (losses) on these securities of $(475,000) and $263,000, respectively. For the six and three month periods ended June 30, 2004, Midland recorded pre-tax realized gains on these securities of $242,000 and $74,000, respectively.
Midland has entered into a series of interest rate swap agreements converting $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be

100% effective and thus the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no income statement impact. At June 30, 2005 and 2004, the derivative gain recorded in Other Comprehensive Income, net of deferred taxes, amounted to $201,000 and $408,000, respectively. The swaps mature on December 1, 2005.
7. DEFINED BENEFIT PENSION PLANS
Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the six and three month periods ended June 30, 2005 and 2004 are (000’s):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Service cost	$442	$436	$221	$218
Interest cost	808	793	404	396
Expected return on assets	(786)	(797)	(393)	(398)
Amortization of transition asset	—	(36)	—	(18)
Amortization of prior service cost	16	16	8	8
Amortization of net loss	148	53	74	27

Net periodic cost	$628	$465	$314	$233

The Company intends to pay its required cash contribution of approximately $0.6 million for the 2005 plan year during 2005. The Company prepaid its required cash contribution of $0.6 million for the 2004 plan year in December of 2003.
8. RELATED PARTY TRANSACTIONS
The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at June 30, 2005 was $4.0 million, $3.2 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 3.1% as of June 30, 2005, a rate that is considered to be competitive with the market rates offered for similar instruments.
9. NEW ACCOUNTING STANDARDS
In April 2005, the Financial Accounting Standards Board (“FASB”) delayed the effective date for SFAS 123 (Revised 2004), “Share-Based Payment”, which makes it effective January 1, 2006 for the Company. The revised statement (SFAS No. 123(R)) requires compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements under the fair value method. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Midland is currently assessing the transition to SFAS 123(R) and does not expect its impact in 2006 to differ significantly from previously reported pro forma amounts.
In June 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections”. Statement No. 154 requires that any change in the method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. This statement supersedes both APB Opinion No. 20 and FASB Statement No. 3, but contains elements of each. FASB has issued the new standard as part of its broader effort of developing a single set of high-quality accounting standards with the International Accounting Standards Board. Statement No. 154 will be effective for the Company for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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
INTRODUCTION
Prior to the 2004 annual report, the Company discussed its operations through three reportable segments: manufactured housing insurance, all other insurance products and services and transportation. However, as the Company has continued to grow its non-manufactured housing insurance products, management’s analysis of its insurance business has evolved in order to facilitate a more focused examination of its varying insurance products. As a result, the Company has divided its insurance products into four distinct groups: residential property, recreational casualty, financial institutions, and all other insurance products. The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address these four reportable insurance segments and our transportation business. A summary description of the operations of each of these segments is included below.
Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.
Our specialty insurance operations are conducted through our wholly-owned subsidiary, American Modern Insurance Group, Inc. (American Modern) which controls seven property and casualty insurance companies, two credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia.
M/G Transport operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries.

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS
Diversification of Insurance Products
As previously mentioned in the introduction, American Modern continues to experience significant contributions to its written premiums and profit from insurance products other than manufactured housing. For the first six months of 2005, approximately 45% of American Modern’s property and casualty and credit life direct and assumed written premiums relate to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. As a point of reference, manufactured housing direct and assumed written premiums accounted for 65% of total direct and assumed written premium in 1999.
In addition, American Modern has also experienced a significant increase in profits related to these non-manufactured housing product lines. For the first six months of 2005, the pre-tax profits related to the manufactured housing insurance product equaled 48% of American Modern’s total insurance pre-tax profits. In 1999, manufactured housing contributed over 95% of American Modern’s total insurance pre-tax profits.
Motorcycle
The combined ratio for the motorcycle product improved to 83.5% for the first six months of 2005 compared to 102.7% in the first six months of 2004. The combined ratio for the motorcycle product improved to 98.5% in the second quarter of 2005 compared to 121.0% in the second quarter of 2004. Motorcycle losses are typically lower in the first and fourth quarters and higher in the second and third quarters in a given year due to increased use during the middle of the year. The effects of rate increases and other corrective underwriting actions continue to have a positive impact on the motorcycle product’s profitability. Rate increases averaging 19% and 21% were approved by various states’ insurance departments in 2004 and 2003, respectively, and we expect to experience a 14% increase in net earned premium related to rate increases during 2005. In addition, we have added expertise to our staff and have refined our product offering to better match the needs of our targeted market. Although we intend to profitably grow this line of business over the long term, the aforementioned rate increases and other corrective underwriting actions have resulted in decreased written premiums in recent quarters. The motorcycle direct and assumed written premiums decreased to $23.8 million in the first six months of 2005 from $31.3 million in the first six months of 2004. The motorcycle direct and assumed written premiums decreased to $15.5 million for the second quarter of 2005 from $20.3 million in the second quarter of 2004.
Manufactured Housing
Manufactured housing direct and assumed written premiums for the second quarter of 2005 remained relatively unchanged at $88.0 million compared to $87.8 million in the second quarter of 2004. American Modern has continued to experience declines in lender business as several institutional partners are no longer making new manufactured housing loans. Collectively, these accounts produced $8.2 million less in direct and assumed premiums in the second quarter of 2005 compared to the second quarter of 2004. Exclusive of this trend, American Modern’s manufactured housing premiums from all other sources grew approximately 13% in the quarter. Over the last few years, American Modern has expanded its manufactured housing direct and assumed written premiums, despite the downturn in the manufactured housing market, primarily through conversions of selected agents’ business from our competitors. We continue to believe that our strong relationships and our market leadership have us well positioned to capture future growth opportunities as this market eventually recovers.
The manufactured housing combined ratio improved to 88.8% in the second quarter of 2005 compared to 93.6% in the second quarter of 2004. On a year-to-date basis, the manufactured housing combined ratio improved to 88.0% compared to 92.0% for the first six months of 2004. This improvement was due primarily to rate increases combined with improved underwriting and favorable weather patterns.

RESULTS OF OPERATIONS
The Midland Company reported net income of $20.7 million, or $1.06 per diluted share, for the second quarter of 2005 compared with $11.3 million, or $0.58 per diluted share, for the second quarter of 2004. Revenue for the second quarter of 2005 was $186.3 million compared to $195.6 million in the second quarter of 2004.
On a year to date basis, net income was $42.3 million, or $2.16 per diluted share, compared with $28.2 million, or $1.48 per diluted share, for the first six months of 2004. Revenue for the first six months of 2005 was $376.7 million compared to $386.2 million for the first half of 2004.
American Modern’s property and casualty combined ratio was 89.9% in the second quarter of 2005 compared to 96.5% in the second quarter of 2004. This positive trend was largely driven by solid underwriting results from products such as manufactured housing, site-built dwelling, motorcycle and excess and surplus lines. In addition, the impact from catastrophes was 14 cents per share better than the second quarter of 2004 and approximately 25 cents per share better than what is normally expected in the second quarter. Excluding catastrophe losses, American Modern’s second quarter combined ratio was 87.1% compared to 91.4% for the same period in 2004.
On a year-to-date basis, American Modern’s property and casualty combined ratio was 89.3% in 2005 compared to 95.4% in 2004. Excluding the impact of catastrophe losses, American Modern’s combined ratio for the first six months of 2005 was 86.8% compared to 91.9% in 2004.
American Modern’s property and casualty direct and assumed written premiums for the second quarter decreased to $183.4 million compared to $205.7 million in the second quarter of 2004. On a year-to-date basis, direct and assumed written premiums decreased 5.1% to $347.5 million in 2005 compared to $366.1 million in 2004. A large portion of this decrease was due to the collateral protection product which decreased $11.2 million in the first six months of 2005 compared to the first six months of 2004 and $14.4 million for the second quarter of 2005 compared to the second quarter of 2004. In the second quarter of 2004, American Modern assumed a new book of collateral protection business. This transaction included a one-time assumption of $13.6 million of unearned premiums that was included in written premiums during the second quarter of 2004.
Financial Highlights
(amounts in thousands except per share data)

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	%	2005	2004	%
Income Statement Data
Insurance Revenue	$354,009	$365,509	(3.1)%	$174,447	$184,188	(5.3)%
Transportation Revenue	22,695	20,695	9.7%	11,891	11,395	4.4%

Total Revenue	$376,704	$386,204	(2.5)%	$186,338	$195,583	(4.7)%

Net Income	$42,284	$28,172		$20,734	$11,324

Balance Sheet Data
Cash & Invested Assets	$975,659	$910,656	7.1%
Total Assets	$1,405,275	$1,254,178	12.0%
Total Debt	$105,835	$97,220	8.9%
Shareholders’ Equity	$468,029	$392,840	19.1%
Common Shares Outstanding	18,908	18,766

Per Share Data
Net Income (Diluted)	$2.16	$1.48		$1.06	$0.58
Dividends Declared	$0.1125	$0.1025	9.8%	$0.05625	$0.05125	9.8%
Market Value	$35.19	$29.65	18.7%
Book Value	$24.75	$20.93	18.3%

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	%	2005	2004	%
AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$347,516	$366,087	(5.1)%	$183,446	$205,666	(10.8)%
Net Written Premium	$323,817	$338,480	(4.3)%	$172,318	$192,008	(10.3)%
Combined Ratio Before Catastrophes	86.8%	91.9%		87.1%	91.4%
Catastrophe Effects on Combined Ratio	2.5%	3.5%		2.8%	5.1%
Combined Ratio	89.3%	95.4%		89.9%	96.5%
Overview of Revenues
The following chart provides detail related to the Company’s revenues for the six and three month periods ended June 30, 2005 and 2004 ($000’s):
Revenues

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2005	2004	2005	2004
Insurance:
Residential property	200,233	204,725	99,769	102,729
Recreational casualty	54,816	63,040	27,023	31,357
Financial institutions	38,414	36,999	16,901	21,312
All other insurance	38,211	37,593	19,148	19,058

Total insurance	331,674	342,357	162,841	174,456

Net investment income	20,119	17,744	10,193	9,030

Net realized investment gains	2,216	5,408	1,413	702

Transportation	22,695	20,695	11,891	11,395

Total revenues	$376,704	$386,204	$186,338	$195,583

The insurance revenues in the above table include service fee revenues related to payment plans offered to American Modern’s policyholders.
Insurance
Overview of Premium Volume
     The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the six and three-month periods ended June 30, 2005 and 2004 (millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our condensed consolidated statements of operations. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our condensed consolidated balance sheets.

	Six-Mos. Ended June 30, 2005			Six-Mos. Ended June 30, 2004
	Gross	Net	Net	Gross	Net	Net
	Written	Written	Earned	Written	Written	Earned
Business Segment	Premium	Premium	Premium	Premium	Premium	Premium
Residential Property	$209.6	$197.2	$197.4	$213.5	$201.9	$202.0
Recreational Casualty	58.1	57.5	53.6	66.1	65.5	61.9
Financial Institutions	32.7	29.9	38.4	49.2	48.6	37.0
All Other Insurance	64.6	43.1	35.9	51.9	29.0	33.2

Total	$365.0	$327.7	$325.3	$380.7	$345.0	$334.1

	Three Mos. Ended June 30, 2005			Three Mos. Ended June 30, 2004
	Gross	Net	Net	Gross	Net	Net
	Written	Written	Earned	Written	Written	Earned
Business Segment	Premium	Premium	Premium	Premium	Premium	Premium
Residential Property	$110.1	$103.9	$98.4	$111.2	$105.3	$101.3
Recreational Casualty	35.6	35.2	26.4	41.0	40.7	30.8
Financial Institutions	14.9	13.3	16.9	34.4	34.2	21.3
All Other Insurance	32.0	22.2	18.0	28.1	15.4	17.1

Total	$192.6	$174.6	$159.7	$214.7	$195.6	$170.5

Residential Property
     The following chart is an overview of the results of operations of the company’s residential property products (in 000’s).

	Six-Mos. Ended June 30,			Three-Mos Ended June 30,
	2005	2004		2005	2004
Residential Property

Direct and Assumed Written Premiums	$209,649	$213,465	(1.8)%	$110,107	$111,137	(0.9)%
Net Written Premiums	$197,243	$201,903	(2.3)%	$103,908	$105,271	(1.3)%

Net Earned Premium	$197,366	$201,989	(2.3)%	98,333	101,329	(3.0)%
Service Fees	2,867	2,736	4.8%	1,436	1,400	2.6%

Total Revenues	$200,233	$204,725	(2.2)%	$99,769	$102,729	(2.9)%

Pre-Tax Income	$32,912	$27,473		$16,955	$13,280
On a year-to-date basis, manufactured housing direct and assumed written premiums decreased to $165.8 million compared to $168.4 million in 2004. Site-built dwelling direct and assumed written premiums decreased to $42.2 million in the first six months of 2005 compared to $44.0 million in 2004. The improvement in pre-tax income was due primarily to the manufactured housing combined ratio improving to 88.0% in 2005 compared to 92.0% in 2004.
Manufactured housing direct and assumed written premiums for the second quarter of 2005 remained relatively unchanged at $88.0 million compared to $87.8 million for the second quarter of 2004. Site-built dwelling direct and assumed written premiums decreased to $21.0 million in the second quarter of 2005 compared to $22.8 million in the second quarter of 2004. The manufactured housing combined ratio improved to 88.8% in the second quarter of 2005 compared to 93.6% in the second quarter of 2004.
Recreational Casualty
     The following chart is an overview of the results of operations of the company’s recreational casualty products (in 000s).

	Six-Mos. Ended June 30,			Three-Mos Ended June 30,
	2005	2004		2005	2004
Recreational Casualty

Direct and Assumed Written Premiums	$58,094	$66,065	(12.1)%	$35,574	$40,975	(13.2)%
Net Written Premiums	$57,524	$65,479	(12.1)%	$35,200	$40,697	(13.5)%

Net Earned Premium	$53,612	$61,930	(13.4)%	$26,420	$30,789	(14.2)%
Service Fees	1,204	1,110	8.5%	603	568	6.2%

Total Revenues	$54,816	$63,040	(13.0)%	$27,023	$31,357	(13.8)%

Pre-Tax Income	$10,245	$5,774		$2,318	$(70)

Direct and assumed written premiums for our casualty products decreased due primarily to motorcycle premiums decreasing by $7.5 million in the first six months of 2005 compared to 2004 and decreasing by $4.8 million in the second quarter of 2005 compared to the second quarter of 2004. The decrease in motorcycle premiums is the result of American Modern taking corrective underwriting actions to position the motorcycle product for profitability. As a result of these actions, the combined ratio for the motorcycle product improved to 83.5% for the first six months of 2005 compared to 102.7% in 2004. The motorcycle combined ratio decreased to 98.5% in the second quarter of 2005 compared to 121.0% in the second quarter of 2004.
Financial Institutions
     The following chart is an overview of the results of operations of the company’s financial institutions insurance products (in 000s).

	Six-Mos. Ended June 30,			Three-Mos Ended June 30,
	2005	2004		2005	2004
Financial Institutions

Direct and Assumed Written Premiums	$32,659	$49,223	(33.7)%	$14,854	$34,414	(56.8)%
Net Written Premiums	$29,924	$48,633	(38.5)%	$13,329	$34,214	(61.0)%

Net Earned Premium/Total Revenues	$38,414	$36,999	3.8%	$16,901	$21,312	(20.7)%

Pre-Tax Income	$4,559	$2,829		$2,366	$2,761
The decrease in direct and assumed written premiums for our financial institutions insurance products was driven primarily by the collateral protection product which decreased $11.2 million in the first six months of 2005 compared to the first six months of 2004 and $14.4 million for the second quarter of 2005 compared to the second quarter of 2004. In the second quarter of 2004, American Modern assumed a new book of collateral protection business. This transaction included a one-time assumption of $13.6 million of unearned premiums that was included in direct and assumed written premiums during the second quarter of 2004.
All Other Insurance
The following chart is an overview of the results of operations of the company’s other insurance products (in 000s).

	Six-Mos. Ended June 30,			Three-Mos Ended June 30,
	2005	2004		2005	2004
All Other Insurance

Direct and Assumed Written Premiums	$64,561	$51,909	24.4%	$31,994	$28,143	13.7%
Net Written Premiums	$43,057	$29,027	48.3%	$22,192	$15,458	43.6%

Net Earned Premium	$35,889	$33,138	8.3%	$18,034	$16,986	6.2%
Agency Revenues	2,280	4,387	(48.0)%	1,093	2,040	(46.4)%
Service Fees	42	68	(38.2)%	21	32	(34.4)%

Total Revenues	$38,211	$37,593	1.6%	$19,148	$19,058	0.5%

Pre-Tax Income	$12,109	$2,141		$7,511	$1,339
American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in gross written premiums in the first half of 2005 compared to the first half of 2004. Excess and surplus lines direct and assumed written premiums increased $7.6 million to $28.1 million in the first half of 2005 from $20.5 million in the first quarter of 2004. Credit life direct and assumed written premiums increased $2.9 million to $17.5 million in 2005 from $14.6 million in 2004.
The improvement in profitability in the first six months of 2005 compared to 2004 was due primarily to the increased profitability related to the excess and surplus lines product and the manufactured housing park and dealer commercial property products combined with the favorable loss development related to the run-off of our previously exited manufactured housing park and dealer commercial liability business. The excess and surplus lines combined ratio was 69.4% in the first six months of 2005 compared to 93.2% for 2004. The park and dealer commercial property products combined ratio was 58.3% in the first six months of 2005 compared to 86.0% in the first half of 2004. During the first half of 2005, development of the discontinued commercial liability business increased earnings per share by approximately 5 cents compared to an increase of 1 cent per share in the first half of 2004.
The increase in direct and assumed written premiums for the second quarter of 2005 compared to 2004 were attributable primarily to the excess and surplus lines business which increased to $12.6 million compared to $10.6 million in 2004. The improvement in profitability for the second quarter of 2005 was due primarily to the increased profitability related to the excess and surplus lines product.
ALL INSURANCE
Investment Income and Realized Capital Gains
Net investment income increased to $10.2 million in the second quarter of 2005 from $9.0 million in the prior year’s first quarter. On a year-to-date basis, net investment income increased to $20.1 million in 2005 from $17.7 million in the prior year. This increase is due primarily to the increase in the size of the investment portfolio. The increase in portfolio size was due primarily to positive cash flow generated from operations. Reinvestment rates continue to be low due to the current interest rate environment. The annualized pre-tax equivalent investment yield, on a cost basis, of American Modern’s fixed income portfolio was 5.3% in the first six months of 2005 and 2004.
Realized investment gains and losses are comprised of three items; capital gains and losses from the sale of securities, derivative features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Pre-Tax	After-Tax	Earnings	Pre-Tax	After-Tax	Earnings
	Gain (Loss)	Gain (Loss)	Per Share	Gain (Loss)	Gain (Loss)	Per Share
Capital Gains	$2,691	$1,749	$0.09	$5,166	$3,358	$0.17
Derivatives	(475)	(309)	(0.02)	242	157	0.01

Total Realized Investment Gains	$2,216	$1,440	$0.07	$5,408	$3,515	$0.18

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Pre-Tax	After-Tax	Earnings	Pre-Tax	After-Tax	Earnings
	Gain (Loss)	Gain (Loss)	Per Share	Gain (Loss)	Gain (Loss)	Per Share
Capital Gains	$1,150	$747	$0.04	$628	$408	$0.02
Derivatives	263	171	0.01	74	48	0.00

Total Realized Investment Gains	$1,413	$918	$0.05	$702	$456	$0.02

The Company experienced no other-than-temporary impairments during the six and three month periods of 2005 or 2004.
Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.
Insurance Losses and Loss Adjustment Expenses (LAE)
American Modern’s losses and loss adjustment expenses in the second quarter of 2005 decreased 19.0% to $71.8 million from $88.6 million in the prior year’s second quarter. This decrease in losses was due primarily to the improved loss experience related to the manufactured housing and motorcycle products. In addition, catastrophe losses as a percentage of earned premiums improved as they contributed 2.8 percentage points to the property and casualty combined ratio in the second quarter of 2005 compared to 5.1 percentage points in the second quarter of 2004.

On a year-to-date basis, losses and loss adjustment expenses decreased 19.8% to $134.7 million in 2005 from $167.9 million in 2004. American Modern experienced a decrease in losses across many of its products, but the decrease was due primarily to the improved loss experience related to the manufactured housing and motorcycle products. In addition, catastrophe losses as a percentage of earned premiums improved as they contributed 2.5 percentage points to the combined ratio in the first six months of 2005 compared to 3.5 percentage points in 2004.
Insurance Commissions and Other Policy Acquisition Costs
American Modern’s commissions and other policy acquisition costs decreased 14.0% to $44.3 million in the second quarter of 2005 from $51.6 million in the second quarter of 2004. On a year-to-date basis, American Modern’s commissions and other policy acquisition costs decreased 1.2% to $102.0 million in 2005 compared to $103.3 million in 2004. These decreases are due primarily to the related decreases in earned premiums.
M/G Transport
M/G Transport, Midland’s transportation subsidiary, reported revenues for the second quarter of 2005 of $11.9 million compared to $11.4 million in the prior year’s second quarter. Pre-tax operating profit was $1.4 million in the current quarter as compared to $0.6 million in the prior year’s second quarter.
On a year-to-date basis, M/G Transport’s revenues increased to $22.7 million in 2005 compared to $20.7 million in 2004. Pre-tax income improved to $2.0 million in 2005 compared to $0.7 million in 2004.
Outlook
Given the results of the six and three month periods ended June 30, 2005 coupled with the strong underwriting results from our major product lines so far in 2005, we anticipate a property and casualty combined ratio, assuming normal weather in the third and fourth quarters, in the range of 92.5% to 93.5% for the full year 2005 noting that weather patterns and seasonal products such as motorcycle and watercraft tend to increase the combined ratio during the third quarter. Management also projects investment income to increase moderately given the larger base of invested assets. This level of underwriting profit and investment income should translate to net income in the range of $3.35 to $3.55 per share (diluted), which would include the after-tax impact of $0.10 per share (diluted) from realized investment gains. Additionally, given the market dynamics in 2005, we expect our direct and assumed written premiums for the full year of 2005 to be comparable to 2004.
LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Consolidated Operations
Aggregate Contractual Obligations and Off Balance Sheet Arrangements
We have certain obligations and commitments to make future payments under contracts. As of June 30, 2005, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
		Less than	2-5	After 5
	Total	1 Year	Years	Years
Long-term debt	$92,843	$15,556	$44,941	$32,346
Other notes payable	12,992	12,992	—	—
Annual commitments under non-cancelable leases	6,853	1,171	2,985	2,697
Purchase obligations	19,220	2,357	16,863	—
Other obligations	343	343	—	—
Insurance policy loss reserves	215,859	112,247	88,502	15,110

Total	$348,110	$144,666	$153,291	$50,153

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
Other Items
No shares were repurchased in the open market under the Company’s share repurchase program during the first six months of 2005 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. On April 29, 2004, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2006. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.
The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the six month period ended June 30, 2005, the Company repurchased approximately $0.5 million of treasury shares in connection with associate stock incentive programs. The Company repurchased no shares related to this program during the second quarter of 2005.
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
Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of June 30, 2005, Midland had $4.0 million of commercial paper debt outstanding, $3.2 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 3.1% as of June 30, 2005, a rate that management considers to be competitive with the market rates offered for similar instruments. As of June 30, 2005, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $9.0 million was outstanding. These short-term borrowings decreased $20.0 million since December 31, 2004. The Company was able to reduce these short-term borrowings primarily through the positive cash flow generated from operations. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months.
The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of June 30, 2005, the outstanding balance of this mortgage was $14.3 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December 2005. The effective interest rate on this obligation is 6.8%.
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
During the second quarter of 2004, Midland, through a wholly owned trust, issued $24.0 million of junior subordinated debt securities. These transactions were part of the Company’s participation in pooled trust preferred offerings. The proceeds from these transactions were used to increase the capital of the insurance subsidiaries to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable after five years. The interest related to the debt is variable in nature. The debt contains certain provisions which are typical and customary for this type of security.
Investment in Marketable Securities
The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) decreased 0.1% to $970.9 million at June 30, 2005 from $971.4 million at December 31, 2004. The investment portfolio balance was impacted by an $11.3 million decrease in unrealized appreciation in the market value of securities. This decrease was offset by additional cash invested which was generated through positive operating cash flows. The decrease in the unrealized appreciation was due to a $3.5 million decrease in unrealized appreciation related to the fixed income portfolio combined with a $7.8 million decrease in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, decreased to $71.8 million in market value as of June 30, 2005 from $77.1 million as of December 31, 2004.
Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below (amounts in 000’s):
Unrealized Gain (Loss) as of June 30, 2005

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Fixed Income Securities

Total held in a gain position	$23,470	$608,240	669

Held in a loss position for less than 3 months	(181)	40,544	43

Held in a loss position for more than 3 months and less than 9 months	(960)	87,234	115

Held in a loss position for more than 9 months and less than 18 months	(558)	40,859	45

Held in a loss position for more than 18 months	(103)	2,425	7

Fixed income total	$21,668	$779,302	879

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Equity Securities

Total held in a gain position	$84,077	$169,579	147

Held in a loss position for less than 3 months	(830)	11,469	26

Held in a loss position for more than 3 months and less than 9 months	(43)	442	1

Held in a loss position for more than 9 months and less than 18 months	(88)	1,343	1

Held in a loss position for more than 18 months	—	—	—

Equity total	$83,116	$182,833	175

Total fixed income and equity	$104,784	$962,135	1,054

Accrued interest and dividends		8,809

Total per balance sheet		$970,944

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at June 30, 2005. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.
The average duration of Midland’s fixed income security investment portfolio as of June 30, 2005 was 4.4 years which management believes provides adequate asset/liability matching.
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
The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $3.4 million for the first six months of 2005 and a total of $22.1 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project is currently forecasted to involve future cash expenditures of $12 million to $14 million in 2005, an additional $20 million to $25 million over the following two to three years, and additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK®’s software development costs was $13.4 million at June 30, 2005.
American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of June 30, 2005, there was $36.0 million outstanding under these facilities.

American Modern has an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern’s long-term credit facility has been fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of June 30, 2005 was $(0.1) million and is included in other payables and accruals.
At June 30, 2005, Midland’s accounts receivable increased $33.8 million compared to December 31, 2004 due primarily to a $23.1 million increase attributable to sales of investment securities at the end of June where the Company has not yet received the proceeds from the sale. The remainder of the increase was attributable to an increase in premiums due from both policyholders and agents which is driven primarily by increased written premiums in the second quarter of 2005 compared to the fourth quarter of 2004. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 54% of American Modern’s accounts receivables relate to premium due directly from policyholders as of June 30, 2005. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures.
Reinsurance recoverables and prepaid reinsurance premiums remained relatively constant at June 30, 2005 compared to December 31, 2004 and consisted of the following amounts (amounts in 000’s):

	June 30,	December 31,
	2005	2004
Prepaid reinsurance premiums	$40,799	$40,215
Reinsurance recoverable — unpaid losses	33,765	37,873
Reinsurance recoverable — paid losses	9,479	9,638

Total	$84,043	$87,726

Property, plant and equipment increased $13.9 million to $82.2 million at June 30, 2005 compared to $68.3 million at December 31, 2004. The increase was due to the purchase of transportation equipment combined with the additional capitalization of modernLINK development costs.
The $17.1 million decrease in insurance loss reserves at June 30, 2005 compared to December 31, 2004 is due primarily to the payment of claims during the first six months of 2005 combined with favorable loss experience during the period.
Other payables and accruals increased $27.3 million to $116.0 million at June 30, 2005 compared to $88.7 million at December 31, 2004. The increase is due to a $37.9 million increase in payables related to the purchase of investment securities at the end of the month (in this case, December and June) where the Company recorded the purchase on the trade date, but had not yet made payment for the securities. This increase was partially offset by a reduction in several miscellaneous payable accounts.
Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.
Transportation
M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of June 30, 2005, the transportation subsidiaries had $18.5 million of collateralized equipment obligations outstanding. Like the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.
Long term debt increased $10.1 million to $68.8 million at June 30, 2005 compared to $58.7 million at December 31, 2004. The increase is due to the long term financing related to the Company’s purchase of transportation equipment.

OTHER MATTERS
Comprehensive Income
The only differences between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the six and three month periods ended June 30, 2005 and 2004, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Changes in net unrealized capital gains:

Equity securities	$(5,091)	$(4,482)	$598	$(1,069)

Fixed income securities	(2,247)	(10,596)	6,861	(12,955)

Changes in fair value of interest rate swap hedge	201	408	62	418

Total	$(7,137)	$(14,670)	$7,521	$(13,606)

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
The following table provides additional detail surrounding the Company’s insurance policy loss reserves at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Gross case base loss reserves:
Residential property	$44,719	$47,052
Recreational casualty	29,379	33,590
Financial institutions	8,699	12,004
All other insurance	54,593	53,669
Gross loss reserves incurred but not reported	57,995	64,783
Outstanding checks and drafts	20,474	21,817

Total insurance loss reserves	$215,859	$232,915

The recorded insurance loss reserves at the balance sheet date represent the Company’s best estimate, based on historical patterns, of its liabilities at that date. Management, along with the Company’s internal actuaries, periodically reviews the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements. Additionally, management compares the Company’s estimate of loss reserves to ranges prepared by its independent consulting actuaries to ensure that such estimates are within the actuaries’ acceptable range. The independent actuaries perform an extensive review of loss reserves at year end along with periodic reviews throughout the year to ensure that the recorded loss reserves are reasonably stated. At December 31, 2004, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $166.3 million. The Company’s estimate was affirmed by the actuaries’ estimated range for net loss reserves of $152.7 million to $168.7 million. At June 30, 2005, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $156.0 million.
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
Reinsurance Risks
In order to limit its exposure to certain levels of risks, the Company cedes varying portions of its written premiums to other insurance companies. As such, the Company limits its loss exposure to that portion of the insurable risk it retains. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. However, if a reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern and its independent reinsurance broker regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. As of June 30, 2005, more than 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A” or higher.
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
When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At June 30, 2005, we had no significant concentration of unrealized losses in any one issuer, industry or sector.
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
It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgement we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by selling the security and reinvesting the proceeds, the managers may do so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other-than-temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At June 30, 2005, we had no securities with an unrealized loss for which a decision was made to sell in the near term.
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
New Accounting Standards
In April 2005, the Financial Accounting Standards Board (“FASB”) delayed the effective date for SFAS 123 (Revised 2004), “Share-Based Payment”, which makes it effective January 1, 2006 for the Company. The revised statement (SFAS No. 123(R)) requires compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements under the fair value method. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Midland is currently assessing the transition to SFAS 123(R) and does not expect its impact in 2006 to differ significantly from previously reported pro forma amounts.
In June 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections”. Statement No. 154 requires that any change in the method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. This statement supersedes both APB Opinion No. 20 and FASB Statement No. 3, but contains elements of each. FASB has issued the new standard as part of its broader effort of developing a single set of high-quality accounting standards with the International Accounting Standards Board. Statement No. 154 will be effective for the Company for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.4 year duration of the Company’s fixed income portfolio as of June 30, 2005, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $787.2 million fixed income portfolio by 4.4%, or $34.6 million.
Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of June 30, 2005, the Company had $183.7 million in equity holdings, including $71.8 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $7.2 million. As of June 30, 2005, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 1.00. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.0%.
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
The Company maintains a system of internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Midland Company
Cincinnati, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries (the “Corporation”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2005, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles,” in 2002). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 4, 2005

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
JUNE 30, 2005

Item 1.	Legal Proceedings
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	None

b)	None

c)	During the six and three month periods ended June 30, 2005, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the six month period ended June 30, 2005, the Company acquired 16,048 shares in private transactions from employees in connection with its stock incentive plans. There were no such transactions during the three month period ended June 30, 2005. These transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 4,574 shares and 1,249 shares from the Plan during the six and three month periods ended June 30, 2005, respectively.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
At the Company’s 2004 Annual Meeting of Shareholders held on April 28, 2005, the following actions were taken:
a)	The following persons were elected as members of the Board of Directors to serve until the year of the 2008 Annual Meeting and until their successors are chosen and qualified:

		Votes		Broker
Name	Votes For	Withheld	Abstentions	Non-Votes
James E. Bushman	17,750,742	158,678	0	0
James H. Carey	17,459,586	449,834	0	0
John W. Hayden	16,055,297	1,854,123	0	0
David B. O’Maley	17,057,382	852,038	0	0
b)	A proposal by the Board of Directors to ratify the appointment of the firm of Deloitte & Touche LLP, as Midland’s independent auditors to conduct the annual audit of the financial statements of Midland for the year ending December 31, 2005, was approved by the Shareholders. The Shareholders cast 17,826,367 votes in favor of this proposal and 75,837 votes against it. There were 7,216 abstentions and no broker non-votes.

Item 5.	Other Information
None

Item 6.	Exhibits
Exhibit 15 — Letter re: Unaudited Interim Financial Information

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
JUNE 30, 2005
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

THE MIDLAND COMPANY

Date August 4, 2005	/s/ John I. Von Lehman

John I. Von Lehman, Executive Vice President,
Chief Financial Officer and Secretary