Form 10-Q
period 2005-09-30
MIDLAND CO
filed 2005-11-09
CIK 66025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑. No ☐.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐. No ☑.
     The number of common shares outstanding as of November 4, 2005 was 18,933,798.

PART I.
ITEM I. FINANCIAL INFORMATION
THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
Amounts in 000’s

	(Unaudited)
	September 30,	December 31,
ASSETS	2005	2004
MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $768,407 at September 30, 2005 and $745,514 at December 31, 2004)	$779,140	$770,639
Equity (cost, $104,299 at September 30, 2005 and $109,851 at December 31, 2004)	187,003	200,799

Total	966,143	971,438

CASH	4,897	6,858

ACCOUNTS RECEIVABLE — NET	135,846	113,979

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	218,270	87,726

PROPERTY, PLANT AND EQUIPMENT — NET	84,087	68,312

DEFERRED INSURANCE POLICY ACQUISITION COSTS	94,594	90,423

OTHER ASSETS	27,001	25,948

TOTAL ASSETS	$1,530,838	$1,364,684

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
Amounts in 000’s

	(Unaudited)
	September 30,	December 31,
LIABILITIES & SHAREHOLDERS’ EQUITY	2005	2004
UNEARNED INSURANCE PREMIUMS	$412,135	$390,447

INSURANCE LOSS RESERVES	356,462	232,915

INSURANCE COMMISSIONS PAYABLE	43,685	45,374

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	15,457	11,465

LONG-TERM DEBT	68,310	58,729

OTHER NOTES PAYABLE	13,167	33,177

DEFERRED FEDERAL INCOME TAX	39,821	47,604

OTHER PAYABLES AND ACCRUALS	93,136	88,697

JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	1,066,173	932,408

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 18,943 shares at September 30, 2005 and 18,807 shares at December 31, 2004 after deducting treasury stock of 4,063 shares and 4,199 shares, respectively)	959	959
Additional paid-in capital	54,465	51,184
Retained earnings	393,249	350,141
Accumulated other comprehensive income	58,571	73,027
Treasury stock — at cost	(42,579)	(43,035)

TOTAL SHAREHOLDERS’ EQUITY	464,665	432,276

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,530,838	$1,364,684

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
Amounts in 000’s (except per share information)

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept, 30,
	2005	2004	2005	2004
REVENUES:

Premiums earned	$473,226	$503,350	$147,946	$169,296
Other insurance income	9,542	10,246	3,148	1,943
Net investment income	30,247	27,062	10,128	9,318
Net realized investment gains	5,378	5,726	3,162	318
Transportation	31,554	32,701	8,859	12,006

Total	549,947	579,085	173,243	192,881

COSTS AND EXPENSES:

Losses and loss adjustment expenses	221,452	276,688	86,742	108,796
Commissions and other policy acquisition costs	147,584	146,469	45,539	43,207
Operating and administrative expenses	81,823	78,432	26,860	26,000
Transportation operating expenses	28,563	31,090	8,019	11,336
Interest expense	4,853	3,886	1,774	1,325

Total	484,275	536,565	168,934	190,664

INCOME BEFORE FEDERAL INCOME TAX	65,672	42,520	4,309	2,217
PROVISION (CREDIT) FOR FEDERAL INCOME TAX	19,374	11,924	295	(207)

NET INCOME	$46,298	$30,596	$4,014	$2,424

BASIC EARNINGS PER SHARE OF COMMON STOCK:	$2.45	$1.65	$0.21	$0.13

DILUTED EARNINGS PER SHARE OF COMMON STOCK:	$2.39	$1.60	$0.21	$0.12

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.16875	$0.15375	$0.05625	$0.05125
See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)
Amounts in 000’s

				Accumulated		Unvested
		Additional		Other Com-		Restricted		Compre-
	Common	Paid-In	Retained	prehensive	Treasury	Stock		hensive
	Stock	Capital	Earnings	Income	Stock	Awards	Total	Income
BALANCE, DECEMBER 31, 2003	$911	$23,406	$299,752	$73,455	$(41,442)	$(24)	$356,058
Comprehensive income:
Net income			30,596				30,596	$30,596
Decrease in unrealized gain on marketable securities, net of related income tax effect of $2,628				(4,880)			(4,880)	(4,880)
Other, net of federal income tax of $253				470			470	470

Total comprehensive income								$26,186

Public stock offering	48	25,022					25,070
Purchase of treasury stock					(2,770)		(2,770)
Issuance of treasury stock for options exercised and employee savings plan		1,138			1,028		2,166
Cash dividends declared			(2,885)				(2,885)
Federal income tax benefit related to the exercise or granting of stock awards		1,085					1,085
Amortization and cancellation of unvested restricted stock awards						24	24

BALANCE, SEPTEMBER 30, 2004	$959	$50,651	$327,463	$69,045	$(43,184)	$—	$404,934

BALANCE, DECEMBER 31, 2004	$959	$51,184	$350,141	$73,027	$(43,035)	$—	$432,276
Comprehensive income:
Net income			46,298				46,298	$46,298
Decrease in unrealized gain on marketable securities, net of related income tax effect of $7,923				(14,714)			(14,714)	(14,714)
Other, net of federal income tax of $139				258			258	258

Total comprehensive income								$31,842

Purchase of treasury stock					(1,347)		(1,347)
Issuance of treasury stock for options exercised and employee savings plan		2,938			1,803		4,741
Cash dividends declared			(3,190)				(3,190)
Federal income tax benefit related to the exercise or granting of stock awards		343					343

BALANCE, SEPTEMBER 30, 2005	$959	$54,465	$393,249	$58,571	$(42,579)	$—	$464,665

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
Amounts in 000’s

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,298	$30,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,195	8,420
Net realized investment gains	(4,066)	(6,540)
Increase in unearned insurance premiums	21,688	21,611
Increase in deferred insurance policy acquisition costs	(4,171)	(4,061)
Increase in reinsurance recoverables and prepaid reinsurance premiums	(130,544)	(26,337)
Increase in accounts receivable — net	(21,867)	(23,276)
Increase in insurance loss reserves	123,547	55,891
Increase in funds held under reinsurance agreements and reinsurance payables	3,992	6,528
Increase in other payables and accruals	5,077	21,456
Increase in other assets	(1,053)	(725)
Increase (decrease) in insurance commissions payable	(1,689)	10,223
Other-net	2,182	1,567

Net cash provided by operating activities	47,589	95,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(385,397)	(421,328)
Sale of marketable securities	333,399	241,279
Decrease (increase) in cash equivalent marketable securities	(39,834)	8,791
Maturity of marketable securities	76,274	59,412
Acquisition of property, plant and equipment	(24,018)	(7,144)
Proceeds from sale of property, plant and equipment	151	480

Net cash used in investing activities	(39,425)	(118,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance	—	25,070
Decrease in net short-term borrowings	(20,010)	(17,851)
Issuance of treasury stock	4,741	2,166
Dividends paid	(3,090)	(2,760)
Purchase of treasury stock	(1,347)	(2,770)
Borrowing (repayment) of long-term debt	9,581	(1,170)
Issuance of junior subordinated debentures	—	24,000

Net cash provided by (used in) financing activities	(10,125)	26,685

NET INCREASE (DECREASE) IN CASH	(1,961)	3,528

CASH AT BEGINNING OF PERIOD	6,858	2,386

CASH AT END OF PERIOD	$4,897	$5,914

INTEREST PAID	$4,354	$3,156
INCOME TAXES PAID	$18,600	$14,800
See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2004 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the nine and three month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in Midland’s Annual Report on Form 10-K. All significant intercompany amounts have been eliminated.
2. EARNINGS PER SHARE
Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Nine months ended September 30:
2005	18,878	19,369

2004	18,561	19,100

Three months ended September 30:

2005	18,914	19,401

2004	18,775	19,307

3. INCOME TAXES
The federal income tax provisions for the nine and three month periods ended September 30, 2005 and 2004 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,
	2005	2004	2005	2004
Federal income tax at statutory rate	$22,985	$14,882	$1,508	$776

Tax effect of:
Tax exempt interest and excludable dividend income	(3,812)	(3,146)	(1,291)	(1,059)
Other — net	201	188	78	76

Provision for federal income tax	$19,374	$11,924	$295	$(207)

4. SEGMENT DISCLOSURES
     Since the Company’s annual report for 2004, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2005 and 2004 is as follows (000’s):

	Nine Months Ended Sept. 30, 2005			Nine Months Ended Sept. 30, 2004
		Revenues-	Pre-Tax		Revenues-	Pre-Tax
	Total	External	Income	Total	External	Income
	Assets	Customers	(Loss)	Assets	Customers	(Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$289,436	$28,907	n/a	$305,792	$30,235
Recreational casualty	n/a	79,950	7,736	n/a	92,924	(1,512)
Financial institutions	n/a	57,814	7,850	n/a	59,555	4,049
All other insurance	n/a	55,568	17,531	n/a	55,325	7,658
Unallocated insurance	$1,420,363	—	4,352	$1,264,714	—	13,955
Transportation	49,946	31,554	2,883	34,682	32,701	1,274
Corporate and all other	97,786	—	(3,587)	108,939	—	(3,406)
Intersegment Eliminations	(37,257)	—	—	(47,264)	—	(9,733)

Total	$1,530,838	$514,322	$65,672	$1,361,071	$546,297	$42,520

	Three Months Ended Sept. 30, 2005			Three Months Ended Sept. 30, 2004
		Revenues-	Pre-Tax		Revenues-	Pre-Tax
	Total	External	Income	Total	External	Income
	Assets	Customers	(Loss)	Assets	Customers	(Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$89,202	$(4,005)	n/a	$101,067	$2,762
Recreational casualty	n/a	25,134	(2,509)	n/a	29,885	(7,286)
Financial institutions	n/a	18,770	3,291	n/a	22,556	1,220
All other insurance	n/a	17,988	5,422	n/a	17,732	5,517
Unallocated insurance	$1,420,363	—	2,777	$1,264,714	—	(4)
Transportation	49,946	8,859	908	34,682	12,005	567
Corporate and all other	97,786	—	(1,575)	108,939	—	(559)
Intersegment Eliminations	(37,257)	—	—	(47,264)	—	—

Total	$1,530,838	$159,953	$4,309	$1,361,071	$183,245	$2,217

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were insignificant for the nine and three month periods ended September 30, 2005 and 2004. During the nine month period ended September 30, 2004, the Midland parent company purchased 492,634 shares of U.S. Bancorp common stock from American Modern Insurance Group, Inc. No shares were purchased during the three month period ended September 30, 2004 or during the nine or three month periods ended September 30, 2005. The effects of these transactions were eliminated from total pre-tax income.
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
5. STOCK OPTIONS
Midland accounts for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, no compensation cost has been recognized for the stock option plans. Had the Company accounted for stock based employee compensation under the fair value method (SFAS 123), the Company’s net income and earnings per share for the nine and three months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2005	2004	2005	2004
Net Income as Reported	$46,298	$30,596	$4,014	$2,424

Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	973	822	284	232

Pro forma Net Income	$45,325	$29,774	$3,730	$2,192

Basic Shares	18,878	18,561	18,914	18,775
Diluted Shares	19,369	19,100	19,401	19,307

Earnings per share:
Basic — as reported	$2.45	$1.65	$0.21	$0.13
Basic — pro forma	2.40	1.61	0.20	0.12

Diluted — as reported	$2.39	$1.60	$0.21	$0.12
Diluted — pro forma	2.34	1.56	0.19	0.11
Compensation expense in the pro-forma disclosure is not indicative of future amounts as options vest over several years and additional grants are generally made each year.
6. DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2005 and 2004, Midland’s investment portfolio included approximately $43.5 million and $51.1 million, respectively, of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the nine and three month periods ended September 30, 2005, Midland recorded pre-tax realized gains on these securities of $1,312,000 and $1,787,000, respectively. For the nine and three month periods ended September 30, 2004, Midland recorded pre-tax realized losses on these securities of $(814,000) and $(1,056,000), respectively.
Midland has entered into a series of interest rate swap agreements converting $30 million of its floating-rate debt to a fixed rate. The swaps qualify as cash flow hedges and are deemed to be 100% effective and thus the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no income statement impact. At September 30, 2005 and 2004, the derivative gain recorded in Other Comprehensive Income, net of deferred taxes, amounted to $257,000 and $470,000, respectively. The swaps mature on December 1, 2005.

7. DEFINED BENEFIT PENSION PLANS
Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the nine and three month periods ended September 30, 2005 and 2004 are (000’s):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2005	2004	2005	2004
Service cost	$626	$682	$184	$246
Interest cost	1,233	1,271	425	478
Expected return on assets	(1,182)	(1,381)	(396)	(584)
Amortization of transition asset	—	(61)	—	(25)
Amortization of prior service cost	23	26	7	10
Amortization of net loss	260	73	112	20

Net periodic cost	$960	$610	$332	$145

The Company paid its required cash contribution of $0.6 million for the 2005 plan year during the third quarter of 2005.
8. RELATED PARTY TRANSACTIONS
The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at September 30, 2005 was $4.2 million, $3.3 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 3.7% as of September 30, 2005, a rate that is considered to be competitive with the market rates offered for similar instruments.
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

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS
Excellent Non-Catastrophe Underwriting Results Offset By Third Quarter Hurricanes
The catastrophe losses from hurricanes Katrina, Rita and Dennis offset the excellent non-catastrophe underwriting results experienced during the third quarter of 2005. American Modern’s property and casualty combined ratio (losses and expenses as a percent of earned premium) was 106.6% in the third quarter of 2005 compared to 105.9% in the third quarter of 2004. However, excluding catastrophe losses, American Modern’s third quarter combined ratio improved to 88.1% compared to 88.6% in the third quarter of 2004. On a year-to-date basis, American Modern’s property and casualty combined ratio was 94.7% in 2005 compared to 98.9% in 2004. Excluding the impact of catastrophe losses, American Modern’s combined ratio for the first nine months of 2005 was 87.3% compared to 90.8% in 2004.
Diversification of Insurance Products
As previously mentioned in the introduction, American Modern continues to experience significant contributions to its written premiums and profit from insurance products other than manufactured housing. For the first nine months of 2005, approximately 46% of American Modern’s total direct and assumed written premiums related to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. As a point of reference, manufactured housing direct and assumed written premiums accounted for 65% of total direct and assumed written premiums in 1999.
In addition, American Modern has also experienced a significant increase in profit related to these non-manufactured housing product lines. For the first nine months of 2005, the pre-tax profit related to the manufactured housing insurance product equaled 40% of American Modern’s total insurance pre-tax profit. In 1999, manufactured housing contributed over 95% of American Modern’s total insurance pre-tax profit.
Motorcycle
American Modern continues to experience favorable underwriting trends related to its motorcycle product. The combined ratio for the motorcycle product improved to 93.2% for the first nine months of 2005 compared to 106.7% in the first nine months of 2004. The combined ratio for the motorcycle product remained relatively unchanged at 114.9% in the third quarter of 2005 compared to 115.1% in the third quarter of 2004. Motorcycle losses are typically lower in the first and fourth quarters and higher in the second and third quarters in a given year due to increased use during the middle of the year. The effects of rate increases and other corrective underwriting actions continue to have a positive impact on the motorcycle product’s profitability. Rate increases averaging 19% and 21% were approved by various states’ insurance departments in 2004 and 2003, respectively, and we expect to experience a 14% increase in net earned premium related to rate increases during 2005. In addition, we have added expertise to our staff and have refined our product offering to better match the needs of our targeted market. Although we intend to profitably grow this line of business over the long term, the aforementioned rate increases and other corrective underwriting actions have resulted in decreased written premiums in recent quarters. The motorcycle direct and assumed written premiums decreased to $32.8 million in the first nine months of 2005 from $42.4 million in the first nine months of 2004. The motorcycle direct and assumed written premiums decreased to $9.0 million for the third quarter of 2005 from $11.1 million in the third quarter of 2004.
Manufactured Housing
Manufactured housing direct and assumed written premiums for the third quarter of 2005 increased to $91.4 million compared to $89.3 million in the third quarter of 2004. American Modern has continued to experience declines in lender business as several institutional partners are no longer making new manufactured housing loans. Over the last few years, American Modern has expanded its manufactured housing direct and assumed written premiums, despite the downturn in the manufactured housing market, primarily through conversions of selected agents’ business from our competitors. We continue to believe that our strong relationships and our market leadership have us well positioned to capture future growth opportunities as this market eventually recovers.
The manufactured housing combined ratio increased to 112.5% in the third quarter of 2005 compared to 106.7% in the third quarter of 2004. However, excluding the effects of catastrophe losses, the manufactured housing combined ratio improved to 82.8% in the third quarter of 2005 compared to 83.7% during the same period of 2004. On a year-to-date basis, the manufactured housing combined ratio improved to 94.3% compared to 95.1% for the first nine months of 2004. Excluding catastrophe losses, the combined ratio improved to 84.3% compared to 85.8% for the first nine months of 2004. The improvement in the non-catastrophe combined ratio is due primarily to rate increases combined with improved underwriting.
RESULTS OF OPERATIONS
The Midland Company reported net income of $4.0 million, or $0.21 per diluted share, for the third quarter of 2005 compared with $2.4 million, or $0.12 per diluted share, for the third quarter of 2004. Revenue for the third quarter of 2005 was $173.2 million compared to $192.9 million in the third quarter of 2004.
On a year to date basis, net income was $46.3 million, or $2.39 per diluted share, compared with $30.6 million, or $1.60 per diluted share, for the first nine months of 2004. Revenue for the first nine months of 2005 was $549.9 million compared to $579.1 million for the first nine months of 2004.
American Modern’s gross losses from hurricane Katrina are estimated to be approximately $110 million, which is at the upper limit of our reinsurance program. In addition, American Modern is anticipating state assessments of approximately $4 million. After considering reinsurance and other catastrophe related items, hurricane Katrina impacted earnings on an after-tax basis by $12.0 million, or 62 cents per share, in the third quarter of 2005.
American Modern’s property and casualty direct and assumed written premiums for the third quarter decreased to $185.8 million compared to $189.6 million in the third quarter of 2004. However, manufactured housing written premiums increased to $91.4 million in the third quarter of 2005 compared to $89.3 million in the third quarter of 2004. American Modern experienced declines in motorcycle and watercraft written premiums caused by deliberate underwriting actions intended to enhance profitability and to manage risk exposure. American Modern also experienced a decrease in mortgage fire written premiums which resulted from the sale of a mortgage portfolio serviced by one of our agents within this line.
On a year-to-date basis, direct and assumed written premiums decreased 4.0% to $533.3 million in 2005 compared to $555.7 million in 2004. A large portion of this decrease was due to the aforementioned motorcycle and watercraft products combined with the collateral protection product. In the second quarter of 2004, American Modern assumed a new book of collateral protection business. This transaction included a one-time assumption of $13.6 million of unearned premiums that was included in written premiums during the second quarter of 2004. Manufactured housing premiums were level at $257.7 million for the first nine months of 2005 and 2004.
Outlook
Given the results of the nine and three month periods ended September 30, 2005, the anticipated impact of hurricane Wilma, and the strong non-catastrophe underwriting results from our major product lines so far in 2005, we anticipate a property and casualty combined ratio, assuming normal weather for the remainder of the fourth quarter, in the range of 93.5% to 94.5% for the full year. Management also projects investment income to increase moderately given the larger base of invested assets. This level of underwriting profit and investment income should translate to net income in the range of $3.15 to $3.35 per share (diluted), which would include the after-tax impact of $0.20 per share (diluted) from realized investment gains. Additionally, given the market dynamics in 2005, we expect our direct and assumed written premiums for the full year of 2005 to be approximately 3 percent less than our direct and assumed written premiums for 2004.

Financial Highlights
(amounts in thousands except per share data)

	Nine Months Ended Sept. 30,			Three Months Ended Sept. 30,
	2005	2004	%	2005	2004	%
Income Statement Data
Insurance Revenue	$518,393	$546,384	(5.1)%	$164,384	$180,875	(9.1)%
Transportation Revenue	31,554	32,701	(3.5)%	8,859	12,006	(26.2)%

Total Revenue	$549,947	$579,085	(5.0)%	$173,243	$192,881	(10.2)%

Net Income	$46,298	$30,596		$4,014	$2,424

Balance Sheet Data
Cash & Invested Assets	$971,040	$961,384	1.0%
Total Assets	$1,530,838	$1,361,071	12.5%
Total Debt	$105,477	$100,821	4.6%
Shareholders’ Equity	$464,665	$404,934	14.8%
Common Shares Outstanding	18,943	18,783

Per Share Data
Net Income (Diluted)	$2.39	$1.60		$0.21	$0.12
Dividends Declared	$0.16875	$0.15375	9.8%	$0.05625	$0.05125	9.8%
Market Value	$36.03	$27.35	31.7%
Book Value	$24.53	$21.56	13.8%

	Nine Months Ended Sept. 30,			Three Months Ended Sept. 30,
	2005	2004	%	2005	2004	%
AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$533,294	$555,679	(4.0)%	$185,778	$189,592	(2.0)%
Net Written Premium	$483,419	$515,768	(6.3)%	$159,602	$177,288	(10.0)%
Combined Ratio Before Catastrophes	87.3%	90.8%		88.1%	88.6%
Catastrophe Effects on Combined Ratio	7.4%	8.1%		18.5%	17.3%
Combined Ratio	94.7%	98.9%		106.6%	105.9%
Overview of Revenues
The following chart provides detail related to the Company’s revenues for the nine and three month periods ended September 30, 2005 and 2004 ($000’s):
Revenues

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,
	2005	2004	2005	2004
Insurance:
Residential property	289,436	305,792	89,202	101,067
Recreational casualty	79,950	92,924	25,134	29,884
Financial institutions	57,814	59,555	18,770	22,556
All other insurance	55,568	55,325	17,988	17,732

Total insurance	482,768	513,596	151,094	171,239

Net investment income	30,247	27,062	10,128	9,318

Net realized investment gains	5,378	5,726	3,162	318

Transportation	31,554	32,701	8,859	12,006

Total revenues	$549,947	$579,085	$173,243	$192,881

The insurance revenues in the above table include service fee revenues related to payment plans offered to American Modern’s policyholders.

Insurance
Overview of Premium Volume
     The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the nine and three-month periods ended September 30, 2005 and 2004 (millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our condensed consolidated statements of operations. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our condensed consolidated balance sheets.
     Net written premium and net earned premium during the nine and three months ended September 30, 2005 were impacted by an $11.8 million increase in reinstatement premiums compared to the comparable periods in 2004. These reinstatement premiums were necessary in order to restore our property catastrophe reinsurance program after the significant losses experienced from hurricanes Katrina and Rita. Reinstatement premiums are considered ceded premiums and are earned immediately.

	Nine-Mos. Ended Sept. 30, 2005			Nine-Mos. Ended Sept. 30, 2004
	Gross	Net	Net	Gross	Net	Net
	Written	Written	Earned	Written	Written	Earned
Business Segment	Premium	Premium	Premium	Premium	Premium	Premium
Residential Property	$324.6	$294.6	$285.1	$326.4	$307.1	$301.6
Recreational Casualty	83.6	81.5	78.1	93.8	92.6	91.2
Financial Institutions	53.7	48.8	57.2	75.9	74.5	59.6
All Other Insurance	99.0	64.9	52.8	83.0	51.4	51.0

Total	$560.9	$489.8	$473.2	$579.1	$525.6	$503.4

	Three Mos. Ended Sept. 30, 2005			Three Mos. Ended Sept. 30, 2004
	Gross	Net	Net	Gross	Net	Net
	Written	Written	Earned	Written	Written	Earned
Business Segment	Premium	Premium	Premium	Premium	Premium	Premium
Residential Property	$115.0	$97.4	$87.7	$112.9	$105.2	$99.6
Recreational Casualty	25.5	24.0	24.5	27.7	27.1	29.3
Financial Institutions	21.0	18.9	18.8	26.7	25.9	22.6
All Other Insurance	34.4	21.8	16.9	31.1	22.4	17.8

Total	$195.9	$162.1	$147.9	$198.4	$180.6	$169.3

Residential Property
     The following chart is an overview of the results of operations of the company’s residential property products (in 000’s).

	Nine-Mos. Ended Sept. 30,			Three-Mos Ended Sept. 30,
	2005	2004		2005	2004
Residential Property

Direct and Assumed Written Premiums	$324,603	$326,372	(0.5)%	$114,953	$112,907	1.8%
Net Written Premiums	$294,633	$307,136	(4.1)%	$97,391	$105,233	(7.5)%

Net Earned Premium	$285,112	$301,580	(5.5)%	87,745	99,591	(11.9)%
Service Fees	4,324	4,212	2.7%	1,457	1,476	(1.3)%

Total Revenues	$289,436	$305,792	(5.3)%	$89,202	$101,067	(11.7)%

Pre-Tax Income (Loss)	$28,907	$30,235		$(4,005)	$2,762

On a year-to-date basis, manufactured housing direct and assumed written premiums remained level at $257.7 million for both 2005 and 2004. Site-built dwelling direct and assumed written premiums decreased to $65.2 million in the first nine months of 2005 compared to $67.0 million in 2004. The decrease in pre-tax income was due to the higher level of catastrophe losses in 2005 compared to 2004.
Manufactured housing direct and assumed written premiums for the third quarter of 2005 increased to $91.4 million compared to $89.3 million for the third quarter of 2004. Site-built dwelling direct and assumed written premiums remained level at $23.0 million in the third quarter of both 2005 and 2004. The decrease in pre-tax income was due to the higher level of catastrophe losses experienced in the third quarter of 2005 compared to the same period in 2004.
Recreational Casualty
     The following chart is an overview of the results of operations of the company’s recreational casualty products (in 000s).

	Nine-Mos. Ended Sept. 30,			Three-Mos Ended Sept. 30,
	2005	2004		2005	2004
Recreational Casualty

Direct and Assumed Written Premiums	$83,592	$93,779	(10.9)%	$25,498	$27,714	(8.0)%
Net Written Premiums	$81,523	$92,583	(11.9)%	$23,998	$27,104	(11.5)%

Net Earned Premium	$78,134	$91,215	(14.3)%	$24,522	$29,286	(16.3)%
Service Fees	1,816	1,709	6.3%	612	599	2.2%

Total Revenues	$79,950	$92,924	(14.0)%	$25,134	$29,885	(15.9)%

Pre-Tax Income (Loss)	$7,736	$(1,512)		$(2,509)	$(7,286)
Direct and assumed written premiums for our casualty products decreased due primarily to motorcycle premiums decreasing by $9.6 million in the first nine months of 2005 compared to 2004 and decreasing by $2.1 million in the third quarter of 2005 compared to the third quarter of 2004. The decrease in motorcycle premiums is the result of American Modern taking corrective underwriting actions to position the motorcycle product for profitability. As a result of these actions, the combined ratio for the motorcycle product improved to 93.2% for the first nine months of 2005 compared to 106.6% in 2004. The motorcycle combined ratio decreased to 114.9% in the third quarter of 2005 compared to 115.1% in the third quarter of 2004. The watercraft product also contributed $2.3 million to the improved pre-tax income in the third quarter of 2005 due primarily to less catastrophe losses experienced in the third quarter of 2005 compared to 2004.
Financial Institutions
     The following chart is an overview of the results of operations of the company’s financial institutions insurance products (in 000s).

	Nine-Mos. Ended Sept. 30,			Three-Mos Ended Sept. 30,
	2005	2004		2005	2004
Financial Institutions

Direct and Assumed Written Premiums	$53,640	$75,921	(29.3)%	$20,981	$26,697	(21.4)%
Net Written Premiums	$48,781	$74,450	(34.5)%	$18,857	$25,816	(27.0)%

Net Earned Premium/Total Revenues	$57,184	$59,555	(4.0)%	$18,770	$22,556	(16.8)%

Pre-Tax Income	$7,850	$4,049		$3,291	$1,220
The decrease in direct and assumed written premiums for our financial institutions insurance products was driven primarily by the collateral protection and mortgage fire products which decreased $11.9 million and $6.2 million, respectively, in the first nine months of 2005 compared to the first nine months of 2004. Direct and assumed written premiums decreased in the third quarter of 2005 compared to 2004 primarily due to a $4.3 million decrease in the mortgage fire product. The decrease in mortgage fire written premiums resulted from the sale of a mortgage portfolio serviced by one of our agents within this line.

The collateral protection written premiums were higher in 2004 due to the assumption of a new book of collateral protection business in 2004. This transaction included a one-time assumption of $13.6 million of unearned premiums that was included in direct and assumed written premiums during the second quarter of 2004.
All Other Insurance
The following chart is an overview of the results of operations of the company’s other insurance products (in 000s).

	Nine-Mos. Ended Sept. 30,			Three-Mos Ended Sept. 30,
	2005	2004		2005	2004
All Other Insurance

Direct and Assumed Written Premiums	$99,032	$83,026	19.3%	$34,471	$31,117	10.8%
Net Written Premiums	$64,845	$51,437	26.1%	$21,788	$22,410	(2.8)%

Net Earned Premium/Total Revenues	$55,568	$55,325	0.4%	$17,988	$17,732	1.4%

Pre-Tax Income	$17,531	$7,658		$5,422	$5,517
American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in gross written premiums in the first nine months of 2005 compared to the first nine months of 2004. Excess and surplus lines direct and assumed written premiums increased $8.9 million to $41.5 million in the first nine months of 2005 from $32.6 million in the first nine months of 2004. Credit life direct and assumed written premiums increased $4.2 million to $27.6 million in 2005 from $23.4 million in 2004.
The improvement in profitability in the first nine months of 2005 compared to 2004 was due primarily to the increased profitability related to the excess and surplus lines product and the manufactured housing park and dealer commercial property products.
ALL INSURANCE
Investment Income and Realized Capital Gains
Net investment income increased to $10.1 million in the third quarter of 2005 from $9.3 million in the prior year’s third quarter. On a year-to-date basis, net investment income increased to $30.2 million in 2005 from $27.1 million in the prior year. This increase is due primarily to the increase in the size of the investment portfolio. The increase in portfolio size was due primarily to positive cash flow generated from operations. Reinvestment rates continue to be low due to the current interest rate environment. The annualized pre-tax equivalent investment yield, on a cost basis, of American Modern’s fixed income portfolio was 5.3% in the first nine months of 2005 compared to 5.2% in the comparable prior period.
Realized investment gains and losses are comprised of three items; capital gains and losses from the sale of securities, derivative features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Nine Months Ended Sept. 30, 2005			Nine Months Ended Sept. 30, 2004
	Pre-Tax	After-Tax	Earnings	Pre-Tax	After-Tax	Earnings
	Gain (Loss)	Gain (Loss)	Per Share	Gain (Loss)	Gain (Loss)	Per Share
Capital Gains	$4,066	$2,643	$0.14	$6,540	$4,251	$0.22
Derivatives	1,312	853	0.04	(814)	(529)	(0.03)

Total Realized Investment Gains	$5,378	$3,496	$0.07	$5,726	$3,722	$0.19

	Three Months Ended Sept. 30, 2005			Three Months Ended Sept. 30, 2004
	Pre-Tax	After-Tax	Earnings	Pre-Tax	After-Tax	Earnings
	Gain (Loss)	Gain (Loss)	Per Share	Gain (Loss)	Gain (Loss)	Per Share
Capital Gains	$1,375	$894	$0.05	$1,374	$893	$0.05
Derivatives	1,787	1,161	0.06	(1,056)	(686)	(0.04)

Total Realized Investment Gains	$3,162	$2,055	$0.11	$318	$207	$0.01

The Company experienced no other-than-temporary impairments during the nine and three month periods of 2005 or 2004.
Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.
Insurance Losses and Loss Adjustment Expenses (LAE)
American Modern’s losses and loss adjustment expenses in the third quarter of 2005 decreased 20.3% to $86.7 million from $108.8 million in the prior year’s third quarter. Losses and loss adjustment expenses reported in the Condensed Consolidated Statements of Operations are presented net of the impact of reinsurance. The decrease in losses was due primarily to the improved loss experience related to several products including the manufactured housing, motorcycle, excess and surplus lines and mortgage fire products.
On a year-to-date basis, losses and loss adjustment expenses decreased 19.9% to $221.5 million in 2005 from $276.7 million in 2004. American Modern experienced a decrease in losses across many of its products, but the decrease was due primarily to the improved loss experience related to the manufactured housing, excess and surplus lines, mortgage fire and motorcycle products. In addition, catastrophe losses as a percentage of earned premiums improved as they contributed 7.4 percentage points to the combined ratio in the first nine months of 2005 compared to 8.1 percentage points in 2004.
Insurance Commissions and Other Policy Acquisition Costs
American Modern’s commissions and other policy acquisition costs increased 5.4% to $45.5 million in the third quarter of 2005 from $43.2 million in the third quarter of 2004. On a year-to-date basis, American Modern’s commissions and other policy acquisition costs increased 0.8% to $147.6 million in 2005 compared to $146.5 million in 2004. These increases are due primarily to increases in performance-based commissions in 2005 compared to 2004.
M/G Transport
M/G Transport, Midland’s transportation subsidiary, reported revenues for the third quarter of 2005 of $8.9 million compared to $12.0 million in the prior year’s third quarter. Pre-tax operating profit was $0.9 million in the current quarter as compared to $0.6 million in the prior year’s third quarter. On a year-to-date basis, M/G Transport’s revenues were $31.6 million in 2005 compared to $32.7 million in 2004. Pre-tax income improved to $2.9 million in 2005 compared to $1.3 million in 2004. M/G Transport’s results in 2005 compared to 2004 were impacted by changes in customer mix combined with changes in market conditions.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Consolidated Operations
Aggregate Contractual Obligations and Off Balance Sheet Arrangements
We have certain obligations and commitments to make future payments under contracts. As of September 30, 2005, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
		Less than	2nd-5th	After 5
	Total	1 Year	Years	Years
Long-term debt	$68,310	$15,340	$44,774	$8,196
Junior subordinated debentures	24,000	—	—	24,000
Other notes payable	13,167	13,167	—	—
Annual commitments under non-cancelable leases	6,559	1,166	2,855	2,538
Purchase obligations	25,964	12,852	13,112	—
Other obligations	293	293	—	—
Insurance policy loss reserves	356,462	245,035	95,177	16,250

Total	$494,755	$287,853	$155,918	$50,984

The table above excludes contracts and agreements that relate to maintenance and service agreements which, individually and in the aggregate, are not material to the Company’s operations or financial condition, and are terminable by the Company with minimal advance notice and at little or no cost to the Company.
In October of 2005, M/G Transport also committed to purchase an additional 20 barges for approximately $8.1 million. The payments required under this contract are in addition to the purchase obligations noted in the above table and are currently forecasted to occur in the 2 to 5 year timeframe.
The insurance policy loss reserve payment projections in the above table are based on actuarial assumptions. The actual payments will vary, in both amount and time periods, from the estimated amounts represented in this table. See further discussion regarding insurance policy loss reserves under the Critical Accounting Policies section.
Other Items
Long term debt increased $9.6 million to $68.3 million at September 30, 2005 compared to $58.7 million at December 31, 2004. The increase is due to the long term financing related to the Company’s purchase of transportation equipment.
No shares were repurchased in the open market under the Company’s share repurchase program during the first nine months of 2005 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. On April 29, 2004, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2006. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.
The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the nine month period ended September 30, 2005, the Company repurchased approximately $0.6 million of treasury shares in connection with associate stock incentive programs. The Company repurchased $0.1 million of treasury shares related to this program during the third quarter of 2005.

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
Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of September 30, 2005, Midland had $4.2 million of commercial paper debt outstanding, $3.3 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 3.7% as of September 30, 2005, a rate that management considers to be competitive with the market rates offered for similar instruments. As of September 30, 2005, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $9.0 million was outstanding. These short-term borrowings decreased $20.0 million since December 31, 2004. The Company was able to reduce these short-term borrowings primarily through the positive cash flow generated from operations. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months.
The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of September 30, 2005, the outstanding balance of this mortgage was $14.1 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly principal and interest payments are required until maturity in December 2005. The effective interest rate on this obligation is 6.8%.
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
Investment in Marketable Securities
The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) decreased 0.5% to $966.1 million at September 30, 2005 from $971.4 million at December 31, 2004. The investment portfolio balance was impacted by a $22.6 million decrease in unrealized appreciation in the market value of securities. This decrease was offset by additional cash invested which was generated through positive operating cash flows. The decrease in the unrealized appreciation was due to a $14.4 million decrease in unrealized appreciation related to the fixed income portfolio combined with an $8.2 million decrease in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, decreased to $69.1 million in market value as of September 30, 2005 from $77.1 million as of December 31, 2004.
Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of September 30, 2005

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Fixed Income Securities

Total held in a gain position	$15,639	$448,948	512

Held in a loss position for less than 3 months	(2,181)	200,515	173

Held in a loss position for more than 3 months and less than 9 months	(1,212)	59,511	101

Held in a loss position for more than 9 months and less than 18 months	(1,082)	48,787	64

Held in a loss position for more than 18 months	(431)	13,138	17

Fixed income total	$10,733	$770,899	867

	Unrealized	Fair	# of
	Gain (Loss)	Value	Positions
Equity Securities

Total held in a gain position	$83,718	$167,374	152

Held in a loss position for less than 3 months	(221)	8,986	15

Held in a loss position for more than 3 months and less than 9 months	(485)	7,212	9

Held in a loss position for more than 9 months and less than 18 months	(243)	1,911	5

Held in a loss position for more than 18 months	(65)	610	1

Equity total	$82,704	$186,093	182

Total fixed income and equity	$93,437	$956,992	1,049

Accrued interest and dividends		9,151

Total per balance sheet		$966,143

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at September 30, 2005. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.
The average duration of Midland’s fixed income security investment portfolio as of September 30, 2005 was 4.9 years which management believes provides adequate asset/liability matching. The duration has increased to 4.9 years from 4.4 years as of September 30, 2004 as Midland has increased its investment in longer term municipal bonds.

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
The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $7.0 million for the first nine months of 2005 and a total of $25.7 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project is currently forecasted to involve cash expenditures of $12 million to $14 million during 2005, an additional $20 million to $25 million over the following two to three years, and additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK®’s software development costs was $16.3 million at September 30, 2005.
American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of September 30, 2005, there was $36.0 million outstanding under these facilities.
American Modern has an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern’s long-term credit facility has been fixed at 5.6% until December 1, 2005, the maturity date. The fair value of this agreement as of September 30, 2005 was less than $(0.1) million and is included in other payables and accruals.
At September 30, 2005, Midland’s accounts receivable increased $21.9 million compared to December 31, 2004. The increase was attributable to an increase in premiums due from both policyholders and agents which is driven primarily by increased written premiums in the third quarter of 2005 compared to the fourth quarter of 2004. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 63% of American Modern’s accounts receivables relate to premium due directly from policyholders as of September 30, 2005. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures.
Reinsurance recoverables and prepaid reinsurance premiums increased to $218.3 million at September 30, 2005 compared to $87.7 million at December 31, 2004 and consisted of the following amounts (amounts in 000’s):

	September 30,	December 31,
	2005	2004
Prepaid reinsurance premiums	45,587	40,215
Reinsurance recoverable – unpaid losses	149,798	37,873
Reinsurance recoverable – paid losses	22,885	9,638

Total	$218,270	$87,726

Prepaid reinsurance premiums increased primarily due to the increased premiums related to the Company’s excess and surplus lines business. Reinsurance loss recoverables increased due to the significant losses related to hurricanes Katrina and Rita.
Property, plant and equipment increased $15.8 million to $84.1 million at September 30, 2005 compared to $68.3 million at December 31, 2004. The increase was due to the purchase of transportation equipment combined with the additional capitalization of modernLINK development costs.
The $123.6 million increase in insurance loss reserves at September 30, 2005 compared to December 31, 2004 is due to the impact of hurricanes Katrina and Rita. A large portion of these loss reserves are subject to reinsurance and are reflected as reinsurance recoverables as noted above.
Long term debt increased $9.6 million to $68.3 million at September 30, 2005 compared to $58.7 million at December 31, 2004. The increase is due to the long term financing related to the Company’s purchase of transportation equipment.
Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.
Transportation
M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of September 30, 2005, the transportation subsidiaries had $18.2 million of collateralized equipment obligations outstanding. Like the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.
OTHER MATTERS
Comprehensive Income
The only differences between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the nine and three month periods ended September 30, 2005 and 2004, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2005	2004	2005	2004
Changes in net unrealized capital gains:

Equity securities	$(5,359)	$(3,124)	$(268)	$1,358

Fixed income securities	(9,355)	(1,756)	(7,108)	8,840

Changes in fair value of interest rate swap hedge	258	470	57	62

Total	$(14,456)	$(4,410)	$(7,319)	$10,260

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
The following table provides additional detail surrounding the Company’s insurance policy loss reserves at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Gross case base loss reserves:
Residential property	$109,261	$47,052
Recreational casualty	42,776	33,590
Financial institutions	8,740	12,004
All other insurance	59,365	53,669
Gross loss reserves incurred but not reported	98,169	64,783
Outstanding checks and drafts	38,151	21,817

Total insurance loss reserves	$356,462	$232,915

The recorded insurance loss reserves at the balance sheet date represent the Company’s best estimate, based on historical patterns, of its liabilities at that date. Management, along with the Company’s internal actuaries, periodically reviews the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements. Additionally, management compares the Company’s estimate of loss reserves to ranges prepared by its independent consulting actuaries to ensure that such estimates are within the actuaries’ acceptable range. The independent actuaries perform an extensive review of loss reserves at year end along with periodic reviews throughout the year to ensure that the recorded loss reserves are reasonably stated. At December 31, 2004, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $166.3 million. The Company’s estimate was affirmed by the actuaries’ estimated range for net loss reserves of $152.7 million to $168.7 million. At September 30, 2005, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $162.7 million.
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
Reinsurance Risks
In order to limit its exposure to certain levels of risks, the Company cedes varying portions of its written premiums to other insurance companies. As such, the Company limits its loss exposure to that portion of the insurable risk it retains. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. However, if a reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern and its independent reinsurance broker regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. As of September 30, 2005, more than 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A” or higher.
In addition, American Modern may, in some cases, require reinsurers to establish trust funds and maintain letters of credit to further minimize possible exposures. All reinsurance amounts owed to American Modern are current and management believes that no allowance for uncollectible accounts related to this recoverable is necessary. Management also believes there is no significant concentration of credit risk arising from any single reinsurer. The Company also has entered into a limited number of reinsurance contracts where it assumes business from other insurance companies. Related premiums and loss reserves are recorded based on records supplied by the ceding companies.
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
In order to identify other-than-temporary impairments, we conduct quarterly comprehensive reviews of individual portfolio holdings that have a market value less than their respective carrying value. As part of our review for other-than-temporary impairment, we track the respective carrying values and market values for all individual securities with an unrealized loss. We, with the assistance of our external professional investment managers, apply both quantitative and qualitative criteria in our evaluation, including facts specific to each individual investment such as, but not limited to, the length of time the fair value has been below the carrying value, the extent of the decline, our intent to sell or hold the security, the expectation for each individual security’s performance, the credit worthiness and related liquidity of the issuer and the issuer’s business sector.

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
When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At September 30, 2005, we had no significant concentration of unrealized losses in any one issuer, industry or sector.
For fixed income and equity securities, we consider the following factors, among others, to determine if a security is other-than-temporarily impaired:
•	the extent and duration to which market value is less than carrying value

•	historical operating performance of the security

•	issuer news releases, including those disclosing that the issuer has committed an event of default (missed payment beyond grace period, bankruptcy filing, loss of principal customer or supplier, debt downgrade, disposal of segment, etc.)

•	near term prospects for improvement of the issuer and/or its industry to include relevant industry conditions and trends

•	industry research and communications with industry specialists

•	third party research reports

•	credit rating reports

•	financial models and expectations

•	discussions with issuer’s management by investment manager

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery

•	time to conversion with respect to a mandatory convertible security
For fixed income securities, we also consider the following factors:
•	the recoverability of principle and interest

•	the issuer’s ability to continue to make obligated payments to security holders

•	the current interest rate environment
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
It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgement we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by selling the security and reinvesting the proceeds, the managers may do so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other-than-temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At September 30, 2005, we had no securities with an unrealized loss for which a decision was made to sell in the near term.
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
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.9 year duration of the Company’s fixed income portfolio as of September 30, 2005, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $779.1 million fixed income portfolio by 4.9%, or $38.2 million.
Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of September 30, 2005, the Company had $187.0 million in equity holdings, including $69.1 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $6.9 million. As of September 30, 2005, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 1.01. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 10.1%.
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
The Company maintains a system of internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Midland Company
Cincinnati, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries (the “Corporation”) as of September 30, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
November 7, 2005

PART II. OTHER INFORMATION
THE MIDLAND COMPANY AND SUBSIDIARIES
SEPTEMBER 30, 2005

Item 1.	Legal Proceedings None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	None

b)	None

c)	During the nine and three month periods ended September 30, 2005, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the nine and three month periods ended September 30, 2005, the Company acquired 17,770 shares and 1,722 shares, respectively, in private transactions from employees in connection with its stock incentive plans. These transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 17,371 shares and 12,797 shares from the Plan during the nine and three month periods ended September 30, 2005, respectively.

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None

Item 6.	Exhibits
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

THE MIDLAND COMPANY
Date November 7, 2005	/s/ John I. Von Lehman
John I. Von Lehman, Executive Vice President,
Chief Financial Officer and Secretary