Form 10-K
period 2005-12-31
MIDLAND CO
filed 2006-03-08
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Sections 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number - 1-6026

THE MIDLAND COMPANY

Incorporated in Ohio

I.R.S. Employer Identification No. 31-0742526

7000 Midland Boulevard

Amelia, Ohio 45102-2607

Tel. (513) 943-7100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by nonaffiliates, which excludes shares held by executive officers and directors, of the registrant at June 30, 2005 was $387,229,000 based on a closing price of $35.19 per share.

As of February 28, 2006, 18,958,793 shares of no par value common stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 27, 2006 are incorporated by reference into Part III.

THE MIDLAND COMPANY

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2006 and beyond. In some cases you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions or the negative versions of such expressions. These forward-looking statements reflect Midland’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond Midland’s ability to control or predict. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company or its subsidiaries, changes in the business tactics or strategies of the Company, its subsidiaries or its current or anticipated business partners, the financial condition of the Company’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the Company or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. You should read this Form 10-K and the documents referenced herein and filed as exhibits herewith completely and with the understanding that Midland’s actual future results may be materially different from what Midland expects. Midland qualifies all of its forward-looking statements by these cautionary statements.

PART I

ITEM 1. Business.

Midland hereby incorporates by reference Item 7 of this Form 10-K. The Midland Company was incorporated in Ohio in 1968 with its original predecessor company dating back to 1938. The approximate number of persons employed by Midland was 1,206 at December 31, 2005. The Midland Company is a highly focused provider of specialty insurance products and services through its American Modern Insurance Group subsidiary, which contributes approximately 96 percent of the company’s revenues. The company also maintains an investment in a niche river transportation business, M/G Transport Services Inc.

Prior to the 2004 annual report and Form 10-K, the Company discussed its operations through three reportable segments: manufactured housing insurance, all other insurance products and services and transportation. However, as the Company has continued to grow its non-manufactured housing insurance products, management’s analysis of its insurance business has evolved in order to facilitate a more focused examination of its varying insurance products. As a result, the Company has divided its insurance products into four distinct groups: residential property, recreational casualty, financial institutions, and all other insurance products.

The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address these four reportable insurance segments and our transportation business. A summary description of the operations of each of these segments is included below.

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 45% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial service institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

Our specialty insurance operations are conducted through our wholly-owned subsidiary, American Modern Insurance Group, Inc. (American Modern) which controls eight property and casualty insurance companies, two credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia.

American Modern generates its insurance premiums through multiple distribution channels. For the year ended December 31, 2005, 44 percent of American Modern’s business was written through its agency channels (both independent agents and general agents), 22 percent through point of sale, 17 percent through financial institutions, 13 percent through lenders and 4 percent from other sources.

M/G Transport Services, Inc. and MGT Services, Inc. (collectively M/G Transport) operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries and manages river transportation equipment owned by others on a fee based arrangement.

Listed below is financial information required to be reported for each industry segment. Certain amounts are allocated and certain amounts are not allocated (e.g., assets and investment gains) to each segment for management review. Operating segment information based upon how it is reviewed by the Company is as follows for the years ended December 31, 2005, 2004 and 2003 (amounts in 000’s):

	Insurance Group
	Residential Property	Recreational Casualty	Financial Institutions	All Other Insurance	Unallocated Insurance Amounts	Transportation	Corporate and All Other	Intersegment Elimination	Total
2005
Revenues—External customers	$384,053	$105,607	$78,424	$76,414		$42,185	$(34)		$686,649
Net investment income	20,682	6,000	4,194	7,627	$216		2,544	$(744)	40,519
Net realized investment gains					6,262				6,262
Interest expense					1,737	761	4,375	(906)	5,967
Depreciation and amortization	3,903	1,501	419	939		2,923	836		10,521
Income before taxes	45,755	12,693	9,471	19,903	5,877	4,886	(5,684)		92,901
Income tax expense					28,159	1,720	(2,304)		27,575
Acquisition of fixed assets					18,085	13,172	1,178		32,435
Identifiable assets					1,295,938	50,400	102,859	(21,084)	1,428,113

2004

Revenues—External customers	$406,544	$121,432	$86,803	$76,405		$45,379	$180		$736,743
Net investment income	19,120	6,107	3,615	6,902	$172		1,546	$(297)	37,165
Net realized investment gains					19,623		43	(9,733)	9,933
Interest expense					2,038	856	2,730	(455)	5,169
Depreciation and amortization	4,238	1,836	275	570		2,296	1,652		10,867
Income before taxes	47,418	4,987	6,991	12,396	17,816	1,689	(4,460)	(9,733)	77,104
Income tax expense					27,662	599	(1,989)	(3,406)	22,866
Acquisition of fixed assets					9,392	2,160	147		11,699
Identifiable assets					1,248,521	38,869	113,716	(36,422)	1,364,684

2003

Revenues—External customers	$413,300	$119,794	$54,742	$64,292		$28,240	$(26)		$680,342
Net investment income	18,330	5,230	2,527	6,914	$185	2	307	$(216)	33,279
Net realized investment gains					4,566				4,566
Interest expense					2,124	423	1,952	(757)	3,742
Depreciation and amortization	3,807	1,791	191	599		2,224	1,130		9,742
Income (loss) before taxes	34,849	(11,452)	6,797	(3,501)	5,190	1,270	(2,921)		30,232
Income tax expense					7,835	455	(1,334)		6,956
Acquisition of fixed assets					5,355	9,644	20		15,019
Identifiable assets					1,119,252	30,990	66,069	(24,095)	1,192,216

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were not significant for 2005, 2004 or 2003. During 2004 the Midland parent company purchased 492,634 shares of U.S. Bancorp common stock from American Modern Insurance Group, Inc. The effects of this transaction were eliminated from consolidated net realized investment gains, income before taxes and income tax expense.

Revenues reported above, by definition, exclude investment income and realized gains. For income before taxes reported above, insurance investment income is allocated to the insurance segments while realized gains and losses are included in Unallocated Insurance Amounts. The Company allocates insurance investment income to the segments based primarily on written premium volume. The Company does not allocate realized gains or losses to the segments as the Company evaluates the performance of the segments exclusive of the impact of realized gains or losses due to potential timing issues. Certain other amounts are also not allocated to segments by the Company.

No single customer contributed in excess of 10% of consolidated revenues in 2005, 2004 or 2003.

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

Midland’s objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately expected to be required to settle losses. American Modern’s reserve for insurance losses is based on past experience of settling known claims as well as estimating those not yet reported. The estimates also reflect current claims trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

The recorded insurance loss reserves at the balance sheet date represent the Company’s best estimate, based on historical patterns and other assumptions, of its liabilities at that date. Management, along with the Company’s internal actuaries, periodically reviews the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements. Additionally, management compares the Company’s estimate of loss reserves to ranges prepared by its external consulting actuaries to ensure that such estimates are within the actuaries’ acceptable range. The external actuaries perform an extensive review of loss reserves at year end using generally accepted actuarial guidelines along with reviews throughout the year to ensure that the recorded loss reserves appear reasonable. At December 31, 2005, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $148.1 million. The Company’s estimate was affirmed by the actuaries’ estimated range for net loss reserves of $134.0 million to $153.0 million. While management believes the amounts are fairly stated, the ultimate liability, once fully developed, may be more than or less than the recorded amount.

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

Changes in Loss and LAE Reserves

Midland’s table outlining changes in loss and LAE expenses is set forth in footnote 11 in Item 8 of this Form 10-K and is hereby incorporated by reference herein. This table is further discussed in Management’s Discussion and Analysis (Item 7) on page 23 of this Form 10-K and is incorporated by reference herein.

Analysis of Loss and LAE Reserve Development

The table on the next page presents the development of Midland’s property and casualty insurance subsidiaries estimated liability for the ten years prior to 2005. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

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

The table shows the cumulative redundancy developed with respect to the previously recorded liability for all years as of the end of 2004. For example, the 2000 reserve of $95,022,000 has been re-estimated as of year-end 2005 to be $92,423,000, indicating a redundancy of $2,599,000.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2005, the Company had paid $86,406,000 of the currently estimated $92,423,000 of losses and LAE that had been incurred as of the end of 2000; thus an estimated $6,017,000 of losses incurred as of the end of 2000 remain unpaid as of the current financial statement date.

In using this information, it should be noted that this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Each amount in each column includes amounts applicable to the year over the column and all prior years. For example, the amounts included in the 2000 column include amounts related to 2000 and all prior years.

The cumulative unfavorable reserve development of $4.1 million relative to the reserves outstanding at December 31, 2002 is primarily due to higher than expected loss development emanating from the commercial liability line products, which Midland exited in September 2001, and to a lesser extent, the motorcycle product. Due to this adverse development, Midland strengthened its commercial liability reserves in 2003 and experienced favorable reserve development in 2004 for its commercial liability runoff. This strengthening, combined with favorable reserve development relative to several other property and casualty lines of business, has resulted in a cumulative favorable reserve development of $30.2 million relative to the reserves outstanding at December 31, 2003. This favorable trend has continued as the Company experienced a cumulative favorable reserve development of $36.4 million in 2005 relative to the reserves outstanding at December 31, 2004.

Analysis of Loss and Loss Adjustment Expense Development

(Amounts in 000’s)

December 31	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Reserve for Unpaid Losses, net of reinsurance	47,712	64,784	81,901	88,267	89,325	95,022	102,858	115,584	149,478	166,302	148,066

Net Reserve Re-estimated as of:
One Year Later	51,483	70,014	79,781	78,089	82,373	90,843	94,487	127,615	131,927	129,927
Two Years Later	53,467	67,310	77,148	77,774	80,928	90,613	101,466	124,498	119,265
Three Years Later	52,418	66,442	76,110	76,477	80,620	91,885	100,727	119,638
Four Years Later	51,688	66,060	76,620	76,833	81,569	91,428	100,320
Five Years Later	51,087	65,674	76,359	76,276	82,136	92,423
Six Years Later	51,298	66,702	76,592	77,082	84,261
Seven Years Later	51,543	66,970	77,192	77,753
Eight Years Later	51,826	67,043	77,555
Nine Years Later	52,220	67,358
Ten Years Later	52,550

Net Cumulative
Redundancy/(Deficiency)	$(4,838)	$(2,574)	$4,346	$10,514	$5,064	$2,599	$2,538	$(4,054)	$30,213	$36,375	$—

Cumulative Amount of Reserve Paid,
Net of Reinsurance Through:
One Year Later	$31,471	$37,307	$42,795	$40,785	$43,532	$52,634	$54,160	$70,986	$68,120	$73,961
Two Years Later	41,785	51,461	57,677	55,959	57,381	66,936	70,997	90,449	87,189
Three Years Later	47,434	58,716	65,610	63,511	65,654	75,447	81,958	100,899
Four Years Later	49,596	61,913	69,376	67,707	71,261	82,226	88,042
Five Years Later	50,051	63,728	71,621	70,683	76,398	86,406
Six Years Later	50,685	64,363	73,237	72,982	79,718
Seven Years Later	50,886	65,066	74,346	74,042
Eight Years Later	51,254	65,813	74,793
Nine Years Later	51,674	65,896
Ten Years Later	51,674

Net Reserve - December 31		$64,784	$81,901	$88,267	$89,325	$95,022	$102,858	$115,584	$149,478	$166,302	$148,066
Reinsurance Recoverables		24,208	26,433	20,430	24,114	16,720	19,309	16,119	20,453	31,364	53,844

Gross Reserve-December 31		$88,992	$108,334	$108,697	$113,439	$111,742	$122,167	$131,703	$169,931	$197,666	$201,910

Net Re-estimated Reserve		67,358	77,555	77,753	84,261	92,423	100,320	119,638	119,265	129,927
Re-estimated Reinsurance		25,170	25,030	17,998	22,747	16,263	18,828	16,684	16,319	24,471

Gross Re-estimated Reserve		$92,528	$102,585	$95,751	$107,008	$108,686	$119,148	$136,322	$135,584	$154,398

Gross Cumulative Redundancy/(Deficiency)		$(3,536)	$5,749	$12,946	$6,431	$3,056	$3,019	$(4,619)	$34,347	$43,268

Seasonality

Incurred losses, and thus the results of operations, for Midland are dependent in some respect on seasonal weather patterns. For example, seasonal type insurance products such as the motorcycle and watercraft products increase the seasonality of our product mix as non-catastrophe losses from these products are expected to be higher in the second and third quarters of the year when usage of these products tends to be highest. Residential property catastrophe losses also tend to be greater in the second and third quarters when severe weather conditions are likely to occur. Gross written premium from the motorcycle, watercraft and manufactured housing products amounted to $398.7 million in 2005 which represents 57% of the total property and casualty gross written premium for the year.

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

American Modern and its independent reinsurance broker regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. During 2005, approximately 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A” or higher.

In addition, American Modern may, in some cases, require reinsurers to establish trust funds and maintain letters of credit to further minimize possible exposures. As of December 31, 2005, American Modern was owed $20.9 million from reinsurers for claims that have been paid and for which a contractual obligation to collect from a reinsurer exists. All such amounts owed to American Modern are considered current and there is no allowance for uncollectible accounts related to this recoverable. We do not believe there is any significant concentration of credit risk arising from any single reinsurer.

Website Address

Midland’s website address is www.midlandcompany.com. Midland’s annual, quarterly and other periodic filings and current reports on Form 8-K are available free of charge on or through this website as soon as reasonably practicable after Midland files such reports with the SEC.

ITEM 1A. Risk Factors.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

We could incur substantial losses from catastrophes and weather-related events

American Modern, like other property and casualty insurers, has experienced, and will experience in the future, catastrophe losses, which may materially reduce our financial results and harm our financial condition. Catastrophes can be caused by various natural events, including hurricanes, windstorms, tornadoes, floods, earthquakes, hail, severe winter weather and fires. The incidence and severity of catastrophes are inherently unpredictable.

Hurricanes and earthquakes may produce significant damage in large areas, especially those that are heavily populated. In 2005, approximately 50.0% of American Modern’s gross property and casualty written premium was derived from the southeastern United States, Oklahoma and Texas. Because of this concentration of business, American Modern may be more exposed to hurricanes, tornadoes, floods and other weather-related losses than some of its competitors. A single large catastrophe loss, a number of small or large catastrophe losses in a short amount of time or losses from a series of storms or other events that do not constitute a catastrophic event under American Modern’s reinsurance treaties, could have a material adverse effect on our financial condition or results and could result in substantial outflows of cash as losses are paid. American Modern’s ability to write new business could also be affected should such an event result in a material reduction in our statutory surplus. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.

These factors can contribute to significant quarter-to-quarter and year-to-year fluctuations in the underwriting results of American Modern and our net earnings. Because of the possibility of these fluctuations in underwriting results, historical periodic results of operations may not be indicative of future results of operations. Periodic fluctuations in our operating results could adversely affect the market price of our common stock.

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry and general economic conditions

The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Rates for property and casualty insurance are influenced primarily by factors that are outside of our control, including market and competitive conditions and regulatory issues. Our profitability can be affected significantly by:

•	downturns in the economy, which historically result in an increase in the fire loss ratio;

•	higher actual costs that are not known to American Modern at the time it prices its products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes;

•	any significant decrease in the rates for property and casualty insurance in the segments American Modern serves or its inability to maintain or increase such rates;

•	changes in loss reserves resulting from the legal environment in which American Modern operates as different types of claims arise and judicial interpretations relating to the scope of the insurer’s liability develop; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect our return on invested assets.

The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. Due to the concentration of American Modern’s business in the southeastern United States, Oklahoma and Texas, changes in the general economy, regulatory environment and other factors specifically affecting that region could adversely affect our financial conditions and results. The property and casualty insurance industry historically is cyclical in nature. These fluctuations in demand and competition could produce underwriting results that could harm our financial condition or results.

The specialty insurance industry is highly competitive and will require significant technology expenditures

The specialty insurance lines offered by American Modern are highly competitive. American Modern competes with national and regional insurers, many of whom have greater financial and marketing resources than American Modern. The types of insurance coverage that American Modern sells are often a relatively small portion of the business sold by some of American Modern’s competitors. Also, other financial institutions, such as banks and brokerage firms, are now able to offer services similar to those offered by American Modern as a result of the Gramm-Leach-Bliley Act, which was enacted in November 1999. New competition from these developments could harm our financial condition or results.

Many of our competitors are better capitalized than we are and may be able to withstand significant reductions in their profit margins to capture market share. If our competitors decide to target American Modern’s customer base with lower-priced insurance, American Modern may decide not to respond competitively, which could result in reduced premium volume.

Changing practices caused by the Internet have led to greater competition in the insurance industry. In response, American Modern has invested substantially in the development of modernLINK™, an enterprise-wide computer network that is being developed in stages and is intended to connect American Modern’s internal systems directly to its sales and distribution channel partners as well as policyholders over the Internet. The cost of this system is significant and its development and installation will decrease operating profits in the short term. This system is in development and its effectiveness has not been proven. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders could significantly disrupt or alter its distribution channel relationships. Disruptions to our information technology systems could also occur periodically during the installation of the modernLINK™ system and adversely affect our business.

Our results are significantly affected by conditions in the manufactured housing industry

Level of Manufactured Housing Sales

A significant number of the insurance policies American Modern issues each year are written in conjunction with the sale of new manufactured homes. A significant or prolonged downturn in the level of new manufactured housing sales, such as the one which this industry is currently experiencing, could cause a decline in American Modern’s premium volume and income, which could harm our financial condition or results. The market for manufactured housing is affected by many factors, including general economic conditions, interest rate levels, the availability of credit and government regulations. In the current economic environment, lenders have reduced the amount of credit available for manufactured housing purchases. This trend could result in a significant decrease in manufactured housing premium volume for American Modern.

Reduction of Chattel Financing

Manufactured housing sales have traditionally been financed as personal property through a financing transaction referred to as chattel financing. The manufactured housing industry has experienced a substantial reduction in the number of lenders providing chattel or other personal property financing for manufactured housing in recent years. This reduction has resulted in a trend toward traditional mortgage financing for manufactured housing units. Because chattel lenders are an important channel of distribution for American Modern, this trend could harm our financial condition or results. American Modern has historically had strong relationships with the major chattel financing sources. To the extent that the manufactured housing lending market moves away from chattel financing to traditional mortgage financing, American Modern may not be able to replace lost premium volume.

Our motorcycle product has not experienced consistent profitable underwriting results

Over the last several years American Modern has experienced underwriting losses related to its motorcycle product. During this time, we implemented changes to the motorcycle product, including rate increases and more stringent underwriting parameters. However, it is uncertain if this line of business will produce a consistent underwriting profit. To the extent that rating and underwriting actions are insufficient, we could experience results that could harm our financial results.

American Modern’s insurance ratings may be downgraded, which would reduce its ability to compete and sell insurance products

Insurance companies are rated by established insurance rating agencies based on the rating agencies’ opinions of the company’s ability to pay claims and on the company’s financial strength. Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are based upon factors relevant to policyholders and are not designed to protect shareholders. Rating agencies periodically review their ratings. There can be no assurance that current ratings will be maintained in the future. Most recently, A.M. Best has given a group rating of “A+ (Superior)” to American Modern’s property and casualty insurance subsidiaries and has given a rating of “A- (Excellent)” to American Modern’s credit life insurance companies. In particular, financial institutions, including banks and credit unions, are sensitive to ratings and may discontinue using an insurance company if the insurance company is downgraded. A downgrade in American Modern’s insurance rating could also have a negative impact on its ability to obtain favorable reinsurance rates and terms. Downgrades in the ratings of American Modern’s insurance company subsidiaries could harm our financial condition or results.

American Modern may be unable to reinsure insurance risks and cannot guarantee that American Modern’s reinsurers will pay claims on a timely basis, if at all

American Modern uses reinsurance to attempt to limit the risks, especially catastrophe risks, associated with its insurance products. The availability and cost of reinsurance are subject to prevailing market conditions and trends. Poor conditions in the reinsurance market could cause American Modern to reduce its volume of business and impact its profitability. American Modern’s reinsurance treaties are generally subject to annual renewal. American Modern may be unable to maintain its current reinsurance treaties or to obtain other reinsurance treaties in adequate amounts and at favorable rates and terms. Recently, the property and casualty industry has experienced significant increases in reinsurance rates. If American Modern is unable or unwilling to renew its expiring treaties or to obtain new reinsurance treaties, either its net exposure to risk would increase or, if American Modern is unwilling to bear an increase in net risk exposures, American Modern would have to reduce the amount of risk it underwrites.

Although the reinsurer is liable to American Modern to the extent of the ceded reinsurance, American Modern remains liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate American Modern’s obligation to pay claims. Although we record an asset for the amount of claims paid that American Modern expects to recover from reinsurers, we cannot be certain that American Modern will be able to ultimately collect these amounts. The reinsurer may be unable to pay the amounts recoverable, may dispute American Modern’s calculation of the amounts recoverable or may dispute the terms of the reinsurance treaty.

Our investment portfolio could lose value

Market Volatility and Changes in Interest Rates

Midland’s investment portfolio, most of which is held by subsidiaries of Midland, primarily consists of fixed income securities (such as corporate debt securities and U.S. government securities) and publicly traded equity securities. As of December 31, 2005, approximately 79% of Midland’s investment portfolio was invested in fixed income securities and approximately 21% was invested in equity securities. The fair value of securities in Midland’s investment portfolio may fluctuate depending on general economic and market conditions or events related to a particular issuer of securities. In addition, Midland’s fixed income investments are subject to risks of loss upon default and price volatility in reaction to changes in interest rates. Changes in the fair value of securities in Midland’s investment portfolio are reflected in our financial statements and, therefore, could affect our financial condition or results. Furthermore, a decrease in the value of American Modern’s equity securities would also cause a decrease in American Modern’s statutory surplus, which in turn would limit American Modern’s ability to write insurance.

Concentration of Investments

As of December 31, 2005, approximately 37.6% of Midland’s equity investment portfolio and 7.8% of its total investment portfolio (approximately $73.5 million in market value) was invested in the common stock of U.S. Bancorp. A material decrease in the price of common stock of U.S. Bancorp would cause the value of Midland’s investment portfolio to decline and would also result in a decrease in American Modern’s statutory surplus.

If American Modern’s loss reserves prove to be inadequate, then we would incur a charge to earnings

American Modern’s insurance subsidiaries regularly establish reserves to cover their estimated liabilities for losses and loss adjustment expenses for both reported and unreported claims. These reserves do not represent an exact calculation of liabilities. Rather, these reserves are management’s estimates of the cost to settle and administer claims. These expectations are based on facts and circumstances known at the time, predictions of future events, estimates of future trends in the severity and frequency of claims and judicial theories of liability and inflation. The establishment of appropriate reserves is an inherently uncertain process, and we cannot be sure that ultimate losses and related expenses will not materially exceed American Modern’s reserves. To the extent that reserves prove to be inadequate in the future, American Modern would have to increase its reserves and incur a charge to earnings in the period such reserves are increased, which could have a material and adverse impact on our financial condition and results.

The reserves established for our run-off commercial liability lines business could be inadequate

The Company has established loss reserves designed to cover losses and loss adjustment expenses related to its run-off commercial liability lines business, which it exited in 2001. However, the ultimate liability related to this business is uncertain. If the established reserves are inadequate, it could harm our earnings in future periods.

Regulatory actions could impair our business

American Modern’s insurance subsidiaries are subject to regulation under the insurance laws of states in which they operate. These laws primarily provide safeguards for policyholders, not shareholders. Governmental agencies exercise broad administrative power to regulate many aspects of the insurance business, including:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the amount, type, nature, quality and concentration of investments;

•	policy forms and restrictions on the types of terms that American Modern can include in its insurance policies;

•	how we acquire business from agents and how producers are compensated;

•	certain required methods of accounting;

•	reserves for unearned premium, losses and other purposes;

•	premium rates;

•	marketing practices;

•	capital adequacy and the amount of dividends that can be paid;

•	licensing of agents;

•	approval of reinsurance contracts and inter-company contracts;

•	approval of proxies; and

•	potential assessments in order to provide funds to settle covered claims under insurance policies provided by impaired, insolvent or failed insurance companies.

Regulations of state insurance departments may affect the cost or demand for American Modern’s products and may impede American Modern from obtaining rate increases or taking other actions it might wish to take to increase its profitability. Further, American Modern may be unable to maintain all required licenses and approvals and its business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If American Modern does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, insurance regulatory authorities could stop or temporarily suspend American Modern from conducting some or all of its activities or assess fines or penalties against American Modern. In light of several recent significant property and casualty insurance company insolvencies, it is possible that assessments American Modern must pay to state guarantee funds may increase. In addition, insurance laws or regulations adopted or amended from time to time may result in higher costs to American Modern or may require American Modern to alter its business practices or result in increased competition.

The effects of emerging claim and coverage issues, such as mold, on American Modern’s business are uncertain

As industry practices and legal, judicial, social, environmental and other conditions change, unexpected and unintended issues related to claims and coverages may emerge. These issues can have a negative effect on American Modern’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. Recent examples of emerging claims and coverage issues include increases in the number and size of water damage claims related to expenses for testing and remediation of mold conditions and a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claim-handling and other practices, particularly with respect to the handling of personal lines claims. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our financial condition or results.

The existence of certain airborne mold spores resulting from moisture trapped in confined areas has been alleged to cause severe health and environmental hazards. American Modern has current and potential future exposure to mold claims in both its commercial and personal lines of business. Due to uncertainty of future changes in state regulation, we cannot estimate American Modern’s future probable liability for mold claims. Also, as case law expands, American Modern may be subject to mold-related losses beyond those intended by policy coverage and not addressed by exclusionary or limiting language. Loss reserve additions arising from future unfavorable judicial trends cannot be reasonably estimated at the present time.

It would be difficult for a third party to acquire Midland

Controlling Shareholders

Members or trusts of the Hayden and LaBar families beneficially own approximately 45% of our common stock. Some members of these families serve as our executive officers and directors. Through their ownership of common stock and their positions with us, these families have the practical ability to effectively control Midland. They have the practical ability to elect a number of directors and exercise significant influence over the approval or disapproval of mergers or similar transactions and amending our Articles of Incorporation. A third party may need the approval of some members of these families to gain control of Midland.

Anti-Takeover Considerations

Certain provisions of our Articles of Incorporation and Code of Regulations and of Ohio law make it difficult for a third party to acquire control of Midland without the consent of our Board. These anti-takeover defenses may discourage, delay or prevent a transaction involving a change in control of our company. In cases where Board approval is not obtained, these provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire. These provisions include:

•	a staggered Board of Directors;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without shareholder approval;

•	limitations on persons authorized to call a special meeting of shareholders; and

•	advance notice procedures required for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders.

We are also subject to the laws of various states that govern insurance companies and insurance holding companies. Under these laws, a person generally must obtain the applicable insurance department’s approval to acquire, directly or indirectly, 5% or 10% or more of our outstanding voting securities or the outstanding voting securities of our insurance subsidiaries. An insurance department’s determination of whether to approve an acquisition would be based on a variety of factors, including an evaluation of the acquirer’s financial stability, the competence of its management and whether competition in that state would be reduced. These laws may delay or prevent a takeover of our company or our insurance company subsidiaries.

Provisions in Ohio law relating to business combinations and interested shareholder transactions may also make it difficult for Midland to be acquired.

Midland and its subsidiaries may be unable to pay dividends

Midland and American Modern are organized as holding companies. Almost all of our operations are conducted by subsidiaries. For us to pay dividends to our shareholders and meet our other obligations, we must receive management fees and dividends from American Modern and M/G Transport. In order for American Modern to pay dividends and management fees to us and meet its other obligations, American Modern must receive dividends and management fees from its subsidiaries.

Payments of dividends by our insurance subsidiaries are regulated under state insurance laws. The regulations in the states where each insurance company subsidiary is domiciled limit the amount of dividends that can be paid without prior approval from state insurance regulators. In addition, state regulators have broad discretion to limit the payment of dividends by insurance companies. Without regulatory approval, the maximum amount of dividends that can be paid in 2006 by American Modern is $64.5 million. The maximum dividend permitted by law does not necessarily indicate an insurer’s actual ability to pay dividends. Our ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on American Modern’s surplus. A decrease in surplus could affect American Modern’s ratings, competitive position, covenants under borrowing arrangements with banks, the amount of premium that can be written and our ability to pay future dividends. A prolonged, significant decline in insurance subsidiary profits or regulatory action limiting dividends could subject us to shortages of cash because our subsidiaries will not be able to pay us dividends.

American Modern depends on agents and distribution partners who may discontinue sales of its policies at any time

American Modern’s relationship with its independent agents and other distribution channel partners is critical to its success. These agencies and other distribution partners are independent and typically offer products of competing companies. They require that American Modern provide competitive product offering, timely application and claims processing, efficient technology solutions and that they receive prompt attention to their questions and concerns. If these agents and distribution partners find it easier to do business with American Modern’s competitors or choose to sell the insurance products of its competitors on the basis of cost, terms or commission structure, American Modern’s sales volume would decrease, harming our financial conditions and results. We cannot be certain that these agents and distribution partners will continue to sell American Modern’s insurance products to the individuals they represent.

We are subject to various litigation

American Modern’s insurance subsidiaries are routinely involved in litigation that arises in the ordinary course of business. It is possible that a court could impose significant punitive, bad faith, extra-contractual or other extraordinary damages against American Modern or one of its subsidiaries. This could harm our financial condition or results.

In addition, a substantial number of civil jury verdicts have been returned against insurance companies in several jurisdictions in the United States, including jurisdictions in which American Modern has business. Some of these verdicts have resulted from suits that allege improper sales practices, agent misconduct, failure to properly supervise agents and other matters. Increasingly, these lawsuits have resulted in the award of substantial judgments against insurance companies. Some of these judgments have included punitive damages that are in high proportion to the actual damages. Any such judgment against American Modern could harm our financial condition or results.

Our relatively low trading volume may limit your ability to sell your shares

Although shares of our common stock are listed on the Nasdaq National Market, on many days in recent months, the daily trading volume for our common stock was less than 20,000 shares. As a result of this low trading volume, you may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded.

Our success depends on retaining our key personnel

Our performance depends on the continued service of our senior management. None of our senior management is bound by an employment agreement nor do we have key person life insurance on any of our senior management. Our success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, underwriting, claims, risk management, sales, marketing and customer support personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Risks related to M/G Transport

M/G Transport operates a barge chartering and freight brokerage business. It arranges for the movement of dry bulk commodities such as petroleum coke, ore, barite, fertilizers, sugar and other dry cargos primarily on the lower Mississippi River and its tributaries. Such operations can be dangerous and may, from time to time, cause damage to other vessels and other water facilities. Any damage in excess of insurance coverage could harm our operations. The release of foreign materials into the waterways could cause damage to the environment and subject M/G Transport to remediation costs and penalties. Any such release could harm our financial condition or results.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Midland owns its 275,000 square foot principal offices located in Amelia, Ohio. Midland’s insurance subsidiaries lease office space in Amelia, Ohio, Montgomery, Alabama and St. Louis, Missouri. Midland’s transportation subsidiaries lease offices in Metairie, Louisiana and St. Louis, Missouri. As described under “Liquidity, Capital Resources and Changes in Financial Condition” on page 29, Midland intends to expand its headquarters in 2006.

ITEM 3. Legal Proceedings.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None during the fourth quarter.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Incorporated by reference to pages 62 and 63 (Note 16) and 65 of this Form 10-K. The number of holders of Midland’s common stock at December 31, 2005 was approximately 2,700. Midland’s common stock is registered on the NASDAQ National Market (MLAN). The table required by Regulation S-K Item 201(d) which appears in the proxy materials is hereby incorporated by reference through Item 12 of this Form 10-K.

During 2005, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, the Company acquired 17,770 shares in private transactions from employees in connection with its stock incentive plans during 2005. Such transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 30,079 shares from the Plan during 2005.

Item 6. Selected Financial Data

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2005	2004	2003	2002	2001	2000
Income Statement Data
Revenues:

Premiums earned	$631,864	$677,584	$638,038	$577,668	$508,233	$456,120
Other insurance income	12,600	13,780	14,064	13,756	12,971	13,877
Net investment income	40,519	37,165	33,279	35,899	34,198	31,139
Net realized investment gains (losses)(a)	6,262	9,933	4,566	(6,900)	2,023	4,646
Transportation	42,185	45,379	28,240	23,285	34,826	33,119

Total	733,430	783,841	718,187	643,708	592,251	538,901

Costs and Expenses:

Losses and loss adjustment expenses	286,662	348,611	392,232	341,015	292,188	240,680
Commissions and other policy acquisition costs	198,585	201,155	177,622	169,477	145,777	137,053
Operating and administrative expenses(d)	112,329	108,536	87,714	80,985	80,316	77,539
Transportation operating expenses	36,986	43,266	26,645	22,641	32,898	28,828
Interest expense	5,967	5,169	3,742	3,849	4,368	4,132

Total	640,529	706,737	687,955	617,967	555,547	488,232

Income Before Federal Income Tax and Cumulative Effect of Change in Accounting Principle	92,901	77,104	30,232	25,741	36,704	50,669
Provision for Federal Income Tax	27,575	22,866	6,956	5,437	9,482	15,206

Income Before Cumulative Effect of Change in Accounting Principle	65,326	54,238	23,276	20,304	27,222	35,463
Cumulative Effect of Change in Accounting Principle—Net(c)	—	—	—	(1,463)	—	—

Net Income (d)	$65,326	$54,238	$23,276	$18,841	$27,222	$35,463

Basic Earnings (Losses) Per Share of Common Stock(b)(d):
Income Before Cumulative Effect of Change in Accounting Principle	$3.46	$2.91	$1.34	$1.17	$1.58	$1.96
Cumulative Effect of Change in Accounting Principle(c)	—	—	—	(0.08)	—	—

Total	$3.46	$2.91	$1.34	$1.09	$1.58	$1.96

Diluted Earnings (Losses) Per Share of Common Stock(b)(d):
Income Before Cumulative Effect of Change in Accounting Principle	$3.37	$2.83	$1.30	$1.14	$1.51	$1.89
Cumulative Effect of Change in Accounting Principle(c)	—	—	—	(0.08)	—	—

Total	$3.37	$2.83	$1.30	$1.06	$1.51	$1.89

Cash Dividends Per Share of Common Stock(b)	$0.225	$.205	$.190	$.175	$.160	$.150

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2005	2004	2003	2002	2001	2000
Balance Sheet Data
Total Cash and Marketable Securities	$950,464	$978,296	$848,708	$745,733	$715,295	$701,048
Total Assets	1,428,113	1,364,684	1,192,216	1,101,136	1,060,212	998,987
Total Debt	111,771	115,906	95,842	90,401	84,141	85,045
Unearned Insurance Premiums	395,007	390,447	383,869	406,311	403,855	357,185
Loss Reserves	254,660	232,915	204,833	164,717	148,674	135,887
Shareholders’ Equity	484,377	432,276	356,058	308,908	291,876	283,177
Book Value Per Share(b)	$25.54	$22.98	$20.18	$17.59	$16.53	$15.73
Common Shares Outstanding(b)	18,964	18,807	17,643	17,566	17,660	18,001

Other Data
AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$697,930	$722,394	$663,972	$588,243	$555,548	$500,984
Net Written Premium	619,267	671,985	616,709	561,515	523,105	471,336

Loss and Loss Adjustment Expense Ratio (GAAP)	45.3%	51.7%	62.0%	59.3%	57.8%	52.9%
Underwriting Expense Ratio (GAAP)	48.5%	44.7%	41.1%	42.6%	43.1%	44.3%
Combined Ratio (GAAP)	93.8%	96.4%	103.1%	101.9%	100.9%	97.2%

M/G Transport’s Transportation Operations
Net Revenues	$42,185	$45,379	$28,240	$23,285	$34,826	$33,119
Net Income	3,166	1,090	815	296	1,079	1,809
Total Assets	50,400	38,869	30,990	22,469	24,952	27,412
Shareholders’ Equity	14,676	12,261	11,446	10,805	10,509	9,728

Footnotes:

(a)	Net Realized Investment Gains (Losses) in 2005, 2004, 2003, 2002 and 2001 include the effect of SFAS 133 adjustments of $0.4 million, $0.8 million, $0.8 million, $(0.2) million and $1.1 million, respectively.
(b)	Previously reported share information has been adjusted to reflect a 2-for-1 stock split effective July 17, 2002.
(c)	On January 1, 2002, the Company adopted SFAS 142 and recorded an impairment charge related to goodwill of $1.5 million, net of tax of $0.8 million.
(d)	The Company adopted SFAS 123(R ) in 2005 which increased stock option expense $1.9 million and reduced net income (after tax) by $1.2 million, or $0.06 per share (diluted and basic). Prior year results were not restated.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2006 and beyond. In some cases you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions or the negative versions of such expressions. These forward-looking statements reflect Midland’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond Midland’s ability to control or predict. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company or its subsidiaries, changes in the business tactics or strategies of the Company, its subsidiaries or its current or anticipated business partners, the financial condition of the Company’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the Company or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. You should read this document and the documents referenced herein and filed as exhibits herewith completely and with the understanding that Midland’s actual future results may be materially different from what Midland expects. Midland qualifies all of its forward-looking statements by these cautionary statements.

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

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 45% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial service institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

Our specialty insurance operations are conducted through our wholly-owned subsidiary, American Modern Insurance Group, Inc. (American Modern) which controls eight property and casualty insurance companies, two credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia.

M/G Transport Services, Inc. and MGT Services, Inc. (collectively M/G Transport) operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries and manages river transportation equipment owned by others on a fee based arrangement.

Overview of Recent Trends

Motorcycle

The combined ratio for the motorcycle product improved to 91.1% in 2005 compared to 102.3% in 2004. This was due primarily to rate increases and other corrective underwriting actions. Rate increases averaging 19% and 21% were approved by various states’ insurance departments in 2004 and 2003, respectively. These rate increases resulted in an 18.3% increase in motorcycle’s net earned premium in 2004 and a 14% increase in net earned premium during 2005. In addition, we have added expertise to our staff and have refined our product offering to better match the needs of our target market. As we expected, due to the underwriting and rate actions, gross written premium decreased 21.6% to $38.1 million in 2005 compared to $48.6 million in 2004. We believe that the motorcycle product is now positioned to be profitable in the years ahead and enhances our total product package offered to agents. We are not anticipating an overall rate increase in this line during 2006 and we intend to implement strategies that will translate to moderate levels of growth in 2006 and higher levels of growth in the years thereafter.

Property and Casualty Profitability

For the year 2005, American Modern’s property and casualty combined ratio (losses and expenses as a percent of earned premium) improved to 93.8% compared to 96.4% in the prior year. The decrease in the combined ratio is due to the significant decreases in losses related to the motorcycle and excess and surplus lines products. Manufactured housing, our largest product offering, continued to deliver strong underwriting results despite the higher than normal level of catastrophe losses due to hurricanes Katrina, Rita and Wilma. American Modern’s manufactured housing combined ratio for 2005 was 94.4% compared to 94.9% in 2004. Excluding catastrophe losses, the manufactured housing combined ratio improved to 84.7% in 2005 compared to 86.0% in 2004.

Exposure Management

During 2005, American Modern’s disciplined exposure management was an essential part of our risk management strategy. We continued to take the necessary underwriting actions, particularly in our watercraft line, to balance our coastal exposures. In addition, over the last 10 years, we have reduced our property exposures in specific coastal states by approximately 30% while, at the same time, manufactured housing shipments to these states constituted over half of the national shipments. We have also benefited by broadening our product platform to include products that do not carry the same level of catastrophic risk, such as motorcycle. We believe these strategies leave us well positioned for profitable future growth.

American Modern’s catastrophe reinsurance program is another significant aspect of our exposure management. Our 2006 reinsurance structure is similar to the 2005 program with a $3.0 million increase in retention, from $7 million to $10 million, and the purchase of an additional $40 million of protection on top of our previous $110 million cover. Due to the volatile weather patterns of 2005, we will absorb a significant increase in our base reinsurance cost in 2006 which will nearly double the base cost of 2005. This increase, along with the additional cover, will adversely impact our 2006 earnings per share by approximately 42 cents. We have already begun efforts to recoup these costs through appropriate rate increases and/or product changes. However, this is a process that takes some time, including additional time after state approvals to get the new rates and product changes into place within the renewal book and earned premium. These efforts will likely produce minimal benefit to our 2006 bottom line, and likely will not be fully realized until 2007.

Property and Casualty Premiums

American Modern’s total property and casualty gross written premiums decreased 3.4% to $697.9 million in 2005 compared to $722.4 million in 2004. Manufactured housing premiums decreased to $331.5 million in 2005 compared to $334.1 million in 2004. Gross written premiums were pressured by the continued decline associated with several large manufactured housing lender accounts that are no longer making new manufactured housing loans. The top line was also adversely impacted by deliberate exposure management actions undertaken during the year. In order to reverse this trend, American Modern has continued to add to its sales force and has devoted significant energy to raising its brand and market awareness. We also continue to invest in our modernLINK technology in order to differentiate American Modern from its competitors. We believe these actions will allow us to grow our top line gross written premiums over the long term.

Commercial Liability Run-off

In September 2001, American Modern exited the manufactured housing park and dealer commercial liability business. We have no outstanding unearned premium related to this business. During 2003, we experienced higher than expected losses related to this line. Due to the adverse development, American Modern strengthened reserves in the latter part of 2003 to address the future run-off claims. In 2004 and 2005, American Modern has experienced favorable development in the claims settled for the year and believes that the loss exposure is adequately reserved for the remainder of the run-off period.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the years ended December 31, 2005 and 2004 (in millions):

	December 31, 2005
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$421.6	$381.3	$378.4
Recreational Casualty	100.5	98.2	103.3
Financial Institutions	79.1	70.8	78.4
All Other Insurance	133.3	77.1	71.8

Total	$734.5	$627.4	$631.9

	December 31, 2004
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium

Residential Property	$424.7	$398.5	$400.9
Recreational Casualty	111.3	109.6	119.2
Financial Institutions	101.5	99.2	86.8
All Other Insurance	117.0	77.6	70.7

Total	$754.5	$684.9	$677.6

Gross written premium, net written premium and net earned premium decreased 2.7%, 8.4% and 6.7%, respectively, in 2005 compared to 2004. The more significant decrease in net written premium and net earned premium was due partially to a $14.7 million increase in reinstatement premiums in 2005 compared to 2004. Reinstatement premiums, which are netted against net written premium and net earned premium but do not impact gross written premium, related to purchasing additional reinsurance in response to the severe hurricane season experienced in 2005. In addition to the increased reinstatement premiums, the Company experienced growth in several accounts where premium is ceded back to the producing agent.

Residential Property

The following chart is an overview of the results of operations of the company’s residential property segment (in 000’s).

	December 31,
	2005	2004	Change
Residential Property

Direct and Assumed
Written Premiums	$421,631	$424,656	(0.7)%
Net Written Premiums	$381,304	$398,525	(4.3)%

Net Earned Premium	$378,402	$400,929	(5.6)%
Service Fees	5,651	5,615	0.6%

Total Revenues	$384,053	$406,544	(5.5)%

Income Before Taxes	$45,755	$47,418

The combined ratio for the residential property segment was 95.2% in 2005 compared to 94.3% in 2004. The results from this segment are driven primarily by the manufactured housing and site-built dwelling products. Although the manufactured housing industry continues to be depressed, American Modern’s gross written premium related to this product remained relatively constant at $331.5 million in 2005 compared to $334.1 million in 2004. Site-built dwelling gross written premiums decreased 2.3% to $86.4 million in 2005 compared to $88.4 million in 2004.

The manufactured housing combined ratio, including catastrophe losses, decreased slightly to 94.4% in 2005 compared to 94.9% in 2004. Excluding catastrophe losses for both years, the combined ratio improved to 84.7% in 2005 from 86.0% in 2004. This improvement was due primarily to rate increases combined with improved underwriting. The site-built dwelling combined ratio increased to 98.3% in 2005 compared to 93.2% in 2004. Excluding catastrophe losses for both years, the combined ratio increased by 2 points to 91.9% in 2005 compared to 89.9% in 2004.

Recreational Casualty

The following chart is an overview of the results of operations of the company’s recreational casualty segment (in 000’s).

	December 31,
	2005	2004	Change
Recreational Casualty

Direct and Assumed Written Premiums	$100,438	$111,325	(9.8)%
Net Written Premiums	$98,209	$109,565	(10.4)%

Net Earned Premium	$103,234	$119,151	(13.4)%
Service Fees	2,373	2,281	4.0%

Total Revenues	$105,607	$121,432	(13.0)%

Income Before Taxes	$12,693	$4,987

Gross written premiums for our recreational casualty products decreased due primarily to the planned decrease in motorcycle premiums as American Modern took the necessary corrective underwriting actions and rate increases to position the motorcycle product for profitability. In addition, we have added expertise to our staff and have refined our product offering to better match the needs of our target market. As a result of these actions, the combined ratio for the motorcycle product improved to 91.1% in 2005 compared to 102.3% in 2004. As American Modern has now properly positioned the motorcycle product, we intend to implement strategies to profitably increase premiums for the product in the upcoming years.

Financial Institutions

The following chart is an overview of the results of operations of the company’s financial institutions insurance segment (in 000’s).

	December 31,
	2005	2004	Change
Financial Institutions

Direct and Assumed Written Premiums	$79,108	$101,510	(22.1)%
Net Written Premiums	$70,817	$99,230	(28.6)%

Net Earned Premium	$78,424	$86,803	(9.7)%

Total Revenues	$78,424	$86,803	(9.7)%

Income Before Taxes	$9,471	$6,991

The decrease in gross written premiums for our financial institutions insurance products was driven by the collateral protection and mortgage fire products which decreased $11.0 million and $7.9 million, respectively, compared to the prior year. The decrease in collateral protection gross written premiums in 2005 compared to 2004 was due to the assumption of a $17.6 million book of business during the second quarter of 2004 which included a one-time assumption of unearned premium totaling $13.6 million. The decrease in mortgage fire gross written premiums resulted primarily from the sale of a mortgage portfolio in 2005 which was serviced by one of our agents within this line.

Profits increased for our financial institutions insurance products as this segment was impacted by a $3.4 million loss related to the run-off of a cancelled product line in 2004. No such run-off losses were incurred in 2005.

All Other Insurance

The following chart is an overview of the results of operations of the company’s other insurance segment (in 000’s).

	December 31,
	2005	2004	Change
All Other Insurance

Direct and Assumed Written Premiums	$133,304	$117,005	13.9%
Net Written Premiums	$77,040	$77,584	(0.7)%

Net Earned Premium	$71,810	$70,710	1.6%
Agency Revenues	4,522	5,562	(18.7)%
Service Fees	82	133	(38.3)%

Total Revenues	$76,414	$76,405	0.0%

Income Before Taxes	$19,903	$12,396

American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in gross written premiums in 2005 compared to 2004. A large percentage of the Company’s excess and surplus lines gross written premium is ceded to reinsurers. In addition, a large percentage of credit life gross written premium is ceded to an insurance affiliate of the producing agent. The improvement in profitability in 2005 compared to 2004 is due primarily to the improved underwriting results related to our excess and surplus lines business and our park and dealer business.

Midland Consolidated

Investment Income and Realized Capital Gains

Although net investment income is allocated to segments and product lines, the investment portfolio is generally managed as a whole and therefore is more meaningfully discussed in total. Net investment income increased to $40.5 million in 2005 from $37.2 million in 2004. This increase was due primarily to an increase in investment yield. The annualized pre-tax equivalent investment yield, on a cost basis, of the Company’s fixed income portfolio was 5.5% in 2005 compared to 5.2% in 2004.

Realized investment gains and losses are comprised of three items: capital gains and losses from the sale of securities, derivatives features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	December 31, 2005
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$5,870	$3,815	$0.20
Derivatives	392	255	0.01
Other-Than-Temporary Impairments	—	—	—

Net Realized Investment Gains	$6,262	$4,070	$0.21

	December 31, 2004
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$9,169	$5,960	$0.31
Derivatives	764	497	0.03
Other-Than-Temporary Impairments	—	—	—

Net Realized Investment Gains	$9,933	$6,457	$0.34

Derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held by American Modern. The Company’s investment portfolio does not currently include any other types of derivative investments.

Insurance Losses and Loss Adjustment Expenses (LAE)

Overall, American Modern’s losses and loss adjustment expenses decreased 17.8% in 2005 to $286.7 million from $348.6 million in 2004. As mentioned in the segment discussions above, the decrease was due primarily to improved underwriting results for the motorcycle, excess and surplus lines, and park and dealer products combined with decreased earned premiums in 2005 compared to 2004. While the overall financial impact of catastrophes in 2005 was worse than 2004, due to reinstatement premiums and other catastrophe related items, loss and loss adjustment expenses due to catastrophes actually decreased in 2005 to $34.9 million compared to $42.7 million in 2004.

During 2005 and 2004 the company experienced favorable loss development, while it experienced unfavorable loss development in 2003. This was attributable to several factors. The company exited a commercial liability product line in 2001 related to manufactured housing park operators and dealers. Original loss reserve estimates in 2001 and 2002 related to this line were not adequate. Loss reserve estimates were increased in 2003 to account for this deficiency. Subsequent settlement of these reserves has been for amounts below the revised loss reserves, resulting in a redundancy in 2004 and 2005. Another factor that contributed to the favorable development was an overestimate of the reserves related to the motorcycle line of business, the excess and surplus lines business and the liability component of our other personal lines products. The liability components associated with these lines are inherently less predictable than the company’s traditional property coverages. The company entered the motorcycle line in 2000 and the excess and surplus lines in 2002. The excess and surplus line has continued to grow at a rapid pace while the motorcycle line contracted in 2004 and 2005.

Insurance Commissions and Other Policy Acquisition Costs

American Modern’s commissions and other policy acquisition costs decreased 1.3% in 2005 to $198.6 million from $201.2 million in 2004. This decrease is attributable to the decrease in net earned premium. However, the decrease was partially offset by an increase in performance-based commission expense as a result of the improved underwriting results achieved in 2005 compared to 2004. The fluctuations in performance-based commission expense are attributable, in part, to American Modern’s “Pay for Performance” commission policy with agents representing the Company which reduces the up-front commission paid but rewards favorable underwriting and growth performance with a higher performance-based commission.

Operating and Administrative Expenses

The Company’s operating and administrative expenses increased 3.5% to $112.3 million in 2005 compared to $108.5 million in 2004. This increase is due primarily to expenses related to modernLINK®, our proprietary information systems and web enablement initiative, and an increase in employee salaries and benefits. In addition, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) in 2005 which resulted in the recognition of $1.9 million in stock option expense.

Transportation

M/G Transport, Midland’s transportation subsidiary, contributed $4.9 million of income, before taxes, in 2005 compared to $1.7 million in 2004. The increased profitability was due partially to significantly improved freight rates during 2005, a trend that we expect to continue in 2006. In addition, M/G Transport focused its resources on shorter more profitable moves in 2005. This strategy considerably improved M/G Transport’s profitability, but hampered its top line revenues. In fact, M/G Transport’s revenues decreased slightly to $42.2 million in 2005 compared to $45.4 million in 2004.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the years ended December 31, 2004 and 2003 (in millions):

	December 31, 2004
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$424.7	$398.5	$400.9
Recreational Casualty	111.3	109.6	119.2
Financial Institutions	101.5	99.2	86.8
All Other Insurance	117.0	77.6	70.7

Total	$754.5	$684.9	$677.6

	December 31, 2003
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$404.8	$383.3	$407.8
Recreational Casualty	125.6	124.5	117.6
Financial Institutions	65.9	63.1	54.7
All Other Insurance	83.8	57.7	57.9

Total	$680.1	$628.6	$638.0

Residential Property (000’s)

	December 31,
	2004	2003	Change
Direct and Assumed Written Premiums	$424,656	$404,811	4.9%
Net Written Premiums	$398,525	$383,255	4.0%

Net Earned Premium	$400,929	$407,816	(1.7)%
Service Fees	5,615	5,484	2.4%

Total Revenues	$406,544	$413,300	(1.6)%

Income Before Taxes	$47,418	$34,849

The combined ratio for the residential property segment was 94.3% in 2004 compared to 97.3% in 2003. The results from this segment are driven primarily by the manufactured housing and site-built dwelling products. Although the manufactured housing industry continues to be depressed, American Modern’s gross written premium related to this product increased 4.3% to $334.1 million in 2004 from $320.2 million in 2003. This increase was primarily the result of rate increases combined with the strategic conversion of targeted books of business (where we obtain a book of business or future renewals from an agent). Site-built dwelling gross written premiums increased 7.2% to $88.4 million in 2004 compared to $82.5 million in 2003.

The manufactured housing combined ratio, including catastrophe losses, remained constant at 94.9% in 2004 and in 2003. However, excluding catastrophe losses for both years, the combined ratio improved to 86.0% in 2004 from 88.0% in 2003. This improvement was due primarily to rate increases combined with improved underwriting. The site-built dwelling combined ratio improved to 93.2% in 2004 compared to 108.1% in 2003. The 2003 combined ratio was negatively impacted by the run-off of the homeowner programs combined with higher catastrophe losses related to the California brush fires.

Recreational Casualty (000’s)

	December 31,
	2004	2003	Change
Direct and Assumed Written Premiums	$111,325	$125,629	(11.4)%
Net Written Premiums	$109,565	$124,501	(12.0)%

Net Earned Premium	$119,151	$117,568	1.3%
Service Fees	2,281	2,226	2.5%

Total Revenues	$121,432	$119,794	1.4%

Income (Loss) Before Taxes	$4,987	$(11,452)

Gross written premiums for our recreational casualty products decreased due primarily to the planned decrease in motorcycle premiums as American Modern took the necessary corrective actions to position the motorcycle product for profitability. Rate increases averaging 19% and 21% were approved by various states’ insurance departments in 2004 and 2003, respectively. In addition, we have added expertise to our staff and have refined our product offering to better match the needs of our target market. As a result of these actions, the combined ratio for the motorcycle product improved to 102.3% in 2004 compared to 131.7% in 2003.

Financial Institutions (000’s)

	December 31,
	2004	2003	Change
Direct and Assumed Written Premiums	$101,510	$65,929	54.0%
Net Written Premiums	$99,230	$63,112	57.2%

Net Earned Premium	$86,803	$54,742	58.6%

Total Revenues	$86,803	$54,742	58.6%

Income Before Taxes	$6,991	$6,797

The increase in gross written premiums for our financial institutions insurance products was driven by the collateral protection and mortgage fire products which increased $27.3 million and $6.6 million, respectively, compared to the prior year. The collateral protection product benefited from the assumption of a $17.6 million book of business during the second quarter of 2004. Profitability remained relatively flat in 2004 compared to 2003.

All Other Insurance (000’s)

	December 31,
	2004	2003	Change
Direct and Assumed Written Premiums	$117,005	$83,721	39.8%
Net Written Premiums	$77,584	$57,779	34.3%

Net Earned Premium	$70,710	$57,918	22.1%
Agency Revenues	5,562	6,215	(10.5)%
Service Fees	133	159	(16.4)%

Total Revenues	$76,405	$64,292	18.8%

Income (Loss) Before Taxes	$12,396	$(3,501)

American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in gross written premiums in 2004 compared to 2003. A large percentage of credit life gross written premium is ceded to an insurance affiliate of the producing agent. The improvement in profitability in 2004 compared to 2003 is due primarily to the actions taken to address the run-off of our manufactured housing park and dealer commercial liability business which we exited in 2001. During 2003, the run-off of this previously exited business reduced pre-tax income by $12.1 million, or $0.44 per share (diluted). In 2004, the run-off of these discontinued lines increased pre-tax income by $2.9 million, or $0.10 per share (diluted).

Midland Consolidated

Investment Income and Realized Capital Gains

Although net investment income is allocated to segments and product lines, the investment portfolio is generally managed as a whole and therefore is more meaningfully discussed in total. Net investment income increased to $37.2 million in 2004 from $33.3 million in 2003. This increase is due primarily to the increase in the size of the portfolio. The increase in portfolio size was due primarily to the investment of $24 million in proceeds related to the public stock offering, the investment of $24 million related to the issuance of junior subordinated debt securities and positive cash flow generated from operations. Reinvestment rates continue to be depressed due to the current low interest rate environment. The annualized pre-tax equivalent investment yield, on a cost basis, of the Company’s fixed income portfolio was 5.3% in 2004 compared to 5.5% in 2003.

Realized investment gains and losses are comprised of three items: capital gains and losses from the sale of securities, derivatives features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	December 31, 2004
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$9,169	$5,960	$0.31
Derivatives	764	497	0.03
Other-Than-Temporary Impairments	—	—	—

Net Realized Investment Gains	$9,933	$6,457	$0.34

	December 31, 2003
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$5,665	$3,682	$0.21
Derivatives	799	519	0.03
Other-Than-Temporary Impairments	(1,898)	(1,233)	(0.07)

Net Realized Investment Gains	$4,566	$2,968	$0.17

Derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held by American Modern. The Company’s investment portfolio does not currently include any other types of derivative investments.

Insurance Losses and Loss Adjustment Expenses (LAE)

Overall, American Modern’s losses and loss adjustment expenses decreased 11.1% in 2004 to $348.6 million from $392.2 million in 2003. As mentioned in the segment discussions above, the decrease was due to improved underwriting results for the site-built dwelling, motorcycle and discontinued commercial liability products. The overall decrease in losses and loss adjustment expense occurred despite catastrophe losses increasing to $46.0 million in 2004 compared with $37.2 million in 2003.

During 2004 the company experienced favorable loss development, while it experienced unfavorable loss development in 2003. This was attributable to several factors. The company exited a commercial liability product line in 2001 related to manufactured housing park operators and dealers. Original loss reserve estimates in 2001 and 2002 related to this line were not adequate. Loss reserve estimates were increased in 2003 to account for this deficiency. Subsequent settlement of these reserves has been for amounts below the revised loss reserves, resulting in a redundancy in 2004. Another factor that contributed to the favorable development was an overestimate of the reserves related to the motorcycle line of business, the excess and surplus lines business and the liability component of our other personal lines products. The liability components associated with these lines are inherently less predictable than the company’s traditional property coverages. The company entered the motorcycle line in 2000 and the excess and surplus lines in 2002. The excess and surplus line has continued to grow at a rapid pace while the motorcycle line contracted in 2004.

Insurance Commissions and Other Policy Acquisition Costs

American Modern’s commissions and other policy acquisition costs increased 13.2% in 2004 to $201.2 million from $177.6 million in 2003. This increase is attributable to the growth in net earned premium combined with the increase in performance-based commission expense as a result of the significantly improved underwriting results achieved in 2004 compared to 2003. The fluctuations in performance-based commission expense are attributable, in part, to American Modern’s “Pay for Performance” commission policy with agents representing the Company which reduces the up-front commission paid but rewards favorable underwriting and growth performance with a higher performance-based commission.

Operating and Administrative Expenses

American Modern’s insurance operating and administrative expenses increased 23.7% to $108.5 million in 2004 compared to $87.7 million in 2003. These increases correspond with the increase in revenues combined with increases related to employee incentive plans, depreciation expenses related to modernLINK®, our proprietary information systems and web enablement initiative, and an increase in employee healthcare expenses.

Transportation

M/G Transport, Midland’s transportation subsidiary, increased revenues to $45.4 million in 2004 compared to $28.2 million in 2003. Income before taxes also increased to $1.7 million in 2004 as compared to $1.3 million in 2003. The increase in revenues was due primarily to an increase in tonnage hauled related to petroleum coke, coal and barite. The increase in transportation expenses is commensurate with the increase in tonnage hauled plus additional costs due to changes in shipping patterns experienced during the year.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Aggregate Contractual Obligations and Off Balance Sheet Arrangements

We have certain obligations and commitments to make future payments under contracts. As of December 31, 2005, the aggregate obligations on a consolidated basis were as follows (amounts in 000’s):

Payments Due By Period

	Total	Less Than 1 Year	2–5 Years	After 5 Years
Long-term debt	$91,766	$1,258	$58,463	$32,045
Other notes payable	20,005	20,005	—	—
Annual commitments under non-cancelable leases	6,309	1,204	2,726	2,379
Purchase obligations	34,478	32,173	2,305	—
Other obligations	218	218
Insurance policy loss reserves	254,660	145,156	92,951	16,553

Total	$407,436	$200,014	$156,445	$50,977

The table above excludes contracts and agreements that relate to maintenance and service agreements which, individually and in the aggregate, are not material to the Company’s operations or financial condition and are terminable by the Company with minimal advance notice and little or no cost to the Company.

The insurance policy loss reserve payment projections in the above table are based on actuarial assumptions. The actual payments will vary, in both amount and time periods, from the estimated amounts represented in this table. See further discussion regarding insurance policy loss reserves under the Critical Accounting Policies section.

Also included in the above table is an operating lease arrangement relating to the lease of 20 barges used in the transportation operations. The lease was entered into in 1999 and its term is for 15 years. The barges can be purchased after 12 years at a predetermined price and, at the end of the lease period in 2014, the company can either return the barges or purchase the equipment at fair market value. The 15-year lease period was more attractive at that time than the traditional 5-year financing term for conventional long-term debt. As of December 31, 2005 future lease payments required under this operating lease arrangement are (000’s): 2006 – $544; 2007 through 2010 – $2,289; after 5 years – $2,380. M/G Transport’s operating cash flow is currently sufficient to pay the financial obligations under this agreement. Also included under purchase obligations in the above table is $32.0 million related to a contract to acquire 80 jumbo open barges.

The Company intends to significantly expand its headquarters with construction beginning in the first half of 2006. Since no formal agreement or contract was in place at the end of 2005, the impact of this expansion is not included in the above table. The expansion, which is scheduled for completion in September 2007, will add approximately 205,000 square feet of new office space and will expand an existing training center by approximately 20,000 square feet. The new facility, which is expected to cost approximately $29 million, will be financed through short term debt borrowings during the construction phase. The Company is currently considering various financing options for the building after construction is completed.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during 2005 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. On April 29, 2004, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2006. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During 2005, the Company repurchased approximately $1.8 million of treasury shares in connection with associate stock programs.

We paid dividends to our shareholders of $4.2 million during 2005, $3.7 million in 2004 and $3.3 million in 2003.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of December 31, 2005, we had $6.0 million of commercial paper debt outstanding, $5.1 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 4.3% as of December 31, 2005, a rate that is considered to be competitive with the market rates offered for similar instruments. As of December 31, 2005, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $14.0 million was outstanding. These lines of credit contain minimal covenants and are typically drawn and repaid over periods ranging from two weeks to three months. We also have a mortgage obligation related to the financing of our corporate headquarters building. As of December 31, 2005, the outstanding balance of this mortgage was $13.9 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly interest payments are required until maturity in December 2007. The effective interest rate on this obligation is based on LIBOR plus 1% and was 5.36% at December 31, 2005.

On October 21, 2003 Midland filed a shelf registration statement with the Securities and Exchange Commission. This registration statement will allow the Company to offer from time to time up to $150.0 million in various types of securities, including debt, preferred stock and common stock. On February 5, 2004, Midland sold 1,150,000 shares of its common stock authorized by this shelf registration. The net proceeds received of $25.1 million were used to increase the capital base of its insurance subsidiaries to provide for future growth and for other general corporate purposes.

During the second quarter of 2004, Midland, through wholly owned trusts, issued $24.0 million of junior subordinated debt securities ($12.0 million on April 29 and $12.0 million on May 26). These transactions were part of the Company’s participation in pooled trust preferred offerings. The proceeds from these transactions are available to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable any time after five years at the Company’s option. The interest related to the debt is variable in nature. The debt contains certain provisions which are typical and customary for this type of security.

Investment in Marketable Securities

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) decreased 2.5% to $947.1 million at December 31, 2005 from $971.4 million at December 31, 2004. This decrease was due primarily to the $21.4 million decrease in unrealized appreciation in the market value of the securities held at December 31, 2005 compared to year end 2004. The decrease in the unrealized appreciation was due to a $4.5 million decrease in unrealized appreciation related to the equity portfolio combined with a $16.9 million decrease in unrealized appreciation pertaining to the fixed income portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, decreased to $73.5 million as of December 31, 2005 from $77.1 million as of December 31, 2004.

Securities with unrealized gains and losses by category (equity and debt) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of December 31, 2005
	Unrealized Gain (Loss)	Fair Value	# of Positions
Fixed Income Securities
Total held in a gain position	$13,098	$455,936	496
Held in a loss position for less than 3 months	(397)	55,126	63
Held in a loss position for more than 3 months and less than 9 months	(2,652)	176,387	146
Held in a loss position for more than 9 months and less than 18 months	(1,020)	32,663	58
Held in a loss position for more than 18 months	(732)	22,765	34

Fixed income total	$8,297	$742,877	797

Equity Securities
Total held in a gain position	$87,770	$176,722	159
Held in a loss position for less than 3 months	(461)	7,855	13
Held in a loss position for more than 3 months and less than 9 months	(549)	6,234	9
Held in a loss position for more than 9 months and less than 18 months	(307)	3,425	6
Held in a loss position for more than 18 months	(28)	214	1

Equity total	$86,425	$194,450	188

Total per above	$94,722	$937,327	985

Accrued interest and dividends	—	9,769

Total per balance sheet	$94,722	$947,096

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at December 31, 2005. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairment in future periods.

The average duration of the Company’s debt security investment portfolio as of December 31, 2005 was 5.3 years which management believes provides adequate asset/liability matching.

Midland Consolidated

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

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $11.6 million in 2005 and a total of $30.3 million from inception in 2000 through December 31, 2005. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures of approximately $24 million over the next three years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK®’s software development costs was $20.1 million at December 31, 2005.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of December 31, 2005, there was $36.0 million outstanding under these facilities.

During the first quarter of 2002, American Modern entered into an interest rate swap agreement with a consortium of three banks. Under the terms of this agreement, the floating interest rate related to $30.0 million outstanding under American Modern’s long-term credit facility was effectively fixed at 5.6% until December 1, 2005, the maturity date. After the maturity of this agreement American Modern chose not to enter into a new interest rate swap agreement and has no such agreements in place at December 31, 2005.

Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 63% of American Modern’s accounts receivables relate to premium due directly from policyholders as of December 31, 2005. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures. Accounts receivable increased $23.1 million to $137.1 million at December 31, 2005 compared to $114.0 million at year end 2004. The increase is due, in part, to the increase in the use of installment billing in 2005.

Reinsurance recoverables and prepaid reinsurance premiums consisted of the following amounts (amounts in 000’s):

	As of December 31,
	2005	2004
Prepaid reinsurance premiums	$49,549	$40,215
Reinsurance recoverables—unpaid losses	62,241	37,873
Reinsurance recoverables—paid losses	20,947	9,638

Total	$132,737	$87,726

The increase in reinsurance recoverables of $45.0 million at December 31, 2005 compared to 2004 is attributable primarily to increased recoverables from catastrophe reinsurers related to hurricanes Katrina, Rita and Wilma.

The increase in property, plant and equipment of $21.6 million at December 31, 2005 compared to 2004 is due to the $10.9 million purchase of transportation equipment combined with the additional capitalization of expenditures related to modernLINK®.

The increase of $21.7 million in insurance loss reserves was due to the remaining gross reserves related to hurricanes Katrina, Rita and Wilma. The following table provides additional detail surrounding the Company’s insurance policy loss reserves at December 31, 2005 and 2004 (amounts in 000’s):

	December 31,
	2005	2004
Gross case base loss reserves:
Residential property	$57,845	$47,052
Recreational casualty	34,742	33,590
Financial institutions	10,289	12,004
All other insurance	58,516	53,669
Gross loss reserves incurred but not reported	54,896	64,783
Outstanding checks and drafts	38,372	21,817

Total insurance loss reserves	$254,660	$232,915

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

The transportation subsidiaries entered into a fifteen-year lease in 1999 for transportation equipment. Aggregate rental payments under this operating lease over the next ten years will approximate $5.2 million.

In 2003, M/G Transport adopted the provisions of FASB Interpretation No. 46 (“FIN” 46), “Consolidation of Variable Interest Entities”, and capitalized an operating lease related to certain transportation equipment. The recorded asset value was subsequently determined to be in excess of its fair market value and impairment charges of $0.8 million (pre-tax) and $0.5 million (pre-tax) were recorded in 2004 and 2003, respectively. Later in 2004, the Company sold the transportation equipment for $1.7 million and recognized a pre-tax gain of $0.2 million. The Company used the proceeds from this sale to eliminate the debt related to the equipment.

As of December 31, 2005, the transportation subsidiaries have $17.9 million of collateralized equipment obligations outstanding.

OTHER MATTERS

Comprehensive Income

The differences between our net income and comprehensive income are changes in unrealized gains on marketable securities, changes in the fair value of the interest rate swap agreement and additional minimum liability requirements related to our defined benefit pension plans. For the years ended December 31, 2005, 2004 and 2003, such changes increased or (decreased), net of related income tax effects, by the following amounts (amounts in 000’s):

	2005	2004	2003
Changes in:
Net unrealized capital gains	$(13,877)	$966	$25,237
Fair value of interest rate swap hedge	280	651	332
Additional minimum pension liability	(1,567)	(2,045)	313

Total	$(15,164)	$(428)	$25,882

Net unrealized investment gains in equity securities (net of income tax effects) decreased $2.9 million in 2005 and increased $2.7 million in 2004 and $25.5 million in 2003. For fixed income securities, net unrealized gains decreased $11.0 million in 2005, $1.7 million in 2004 and $0.3 million in 2003.

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period. The interest rate swap agreement expired during 2005. While the interest rate swap agreement was in place, its after-tax fair value varied according to the current interest rate environment relative to the fixed rate of the swap agreement. Changes in the additional minimum pension liability are actuarially determined based on the funded status of the plans and current actuarial assumptions.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate our critical accounting policies, assumptions and estimates, including those related to insurance revenue and expense recognition, loss reserves and reinsurance. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. This process forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The recorded insurance loss reserves at the balance sheet date represent the Company’s best estimate, based on historical patterns and other assumptions, of its liabilities at that date. Management, along with the Company’s internal actuaries, periodically reviews the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements. Additionally, management compares the Company’s estimate of loss reserves to ranges prepared by its external consulting actuaries to ensure that such estimates are within the actuaries’ acceptable range. The external actuaries perform an extensive review of loss reserves at year end using generally accepted actuarial guidelines along with reviews throughout the year to ensure that the recorded loss reserves appear reasonable. At December 31, 2005, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $148.1 million. The Company’s estimate was affirmed by the actuaries’ estimated range for net loss reserves of $134.0 million to $153.0 million.

While management believes the amounts are fairly stated, the ultimate liability, once fully developed, may be more than or less than the recorded amount. Management believes that the likelihood that actual loss development patterns will differ significantly from past experience is low given the short-tail, property oriented nature of the Company’s business. However, if the ultimate pay outs would significantly exceed the expected amounts, the Company has several potential options to utilize in order to satisfy the additional obligations. For example, the Company could liquidate a portion of its investment portfolio or draw on conventional short-term credit lines available, at costs not exceeding prime rates. The Company believes either of these options would be sufficient to meet any increases in required loss payments.

Slowness to recognize or respond to new or unexpected loss patterns, such as those caused by the risk factors listed in the Company’s Safe Harbor Statement, could lead to a shortage in reserves, which would lead to a higher loss and loss expense ratio; each percentage point increase in the loss and loss expense ratio would reduce income before taxes by $6.3 million based on 2005 earned premiums.

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

American Modern and its independent reinsurance brokers regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. During 2005, approximately 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A” or higher.

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

The evaluation for other-than-temporary impairment requires a significant amount of judgment. As such, there are a number of risks and uncertainties inherent in the process of monitoring for potential impairments and determining if a decline is other-than-temporary. These risks and uncertainties include the risks that:

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

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At December 31, 2005, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

For fixed income and equity securities, we consider the following factors, among others, to determine if a security is other-than-temporarily impaired:

•	the extent and duration to which market value is less than cost

•	historical operating performance of the security

•	issuer news releases, including those disclosing that the issuer has committed an event of default (missed payment beyond grace period, bankruptcy filing, loss of principle customer or supplier, debt downgrade, disposal of segment, etc.)

•	near term prospects for improvement of the issuer and/or its industry to include relevant industry conditions and trends

•	industry research and communications with industry specialists

•	third party research reports

•	credit rating reports

•	financial models and expectations

•	discussions with issuer’s management by investment manager

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery

•	time to conversion with respect to a mandatory convertible security

For fixed income securities, we also consider the following factors:

•	the recoverability of principal and interest

•	the issuer’s ability to continue to make obligated payments to security holders

•	the current interest rate environment

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgment we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by selling the security and reinvesting the proceeds, the managers may do so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other than temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At December 31, 2005, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

For the years ended December 31, 2005 and 2004, we incurred no losses related to other-than-temporary impairments. For the year ended December 31, 2003, we incurred approximately $1.9 million in other-than-temporary impairment losses. Impairment charges are included in the consolidated financial statements in “net realized investment gains (losses).”

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

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. SFAS No. 154, upon adoption, is not expected to have a material effect on the Company’s Consolidated Financial Position or Results of Operations.

In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is not expected to have a material impact on the Company’s Consolidated Financial Position or Results of Operations.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material impact on the Company’s Consolidated Financial Position or Results of Operations.

Impact of Inflation

We do not consider the impact of the change in prices due to inflation to be material in the analysis of our overall operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that we will incur investment losses due to adverse changes in market rates and prices. Our market risk exposures are substantially related to the Company’s investment portfolio and changes in interest rates and equity prices. Each risk is defined in more detail as follows.

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 5.3 year duration of the Company’s fixed income portfolio as of December 31, 2005, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $751.7 million debt security portfolio by 5.3%, or $39.8 million.

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of December 31, 2005, the Company had $195.4 million in equity holdings, including $73.5 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $7.4 million. As of December 31, 2005, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 0.99. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 9.9%.

The active management of market risk is integral to the Company’s operations. The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Midland Company:

We have audited the accompanying consolidated balance sheets of The Midland Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Midland Company and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” effective January 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Cincinnati, Ohio

March 3, 2006

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

Amounts in 000’s

	December 31, 2005	December 31, 2004
ASSETS

MARKETABLE SECURITIES:
Fixed income (amortized cost, $743,354 at December 31, 2005 and $745,514 at December 31, 2004)	$751,651	$770,639
Equity (cost, $109,020 at December 31, 2005 and $109,851 at December 31, 2004)	195,445	200,799

Total	947,096	971,438
CASH	3,368	6,858
ACCOUNTS RECEIVABLE—NET	137,125	113,979
REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	132,737	87,726
PROPERTY, PLANT AND EQUIPMENT—NET	89,888	68,312
DEFERRED INSURANCE POLICY ACQUISITION COSTS	88,374	90,423
OTHER ASSETS	29,525	25,948

TOTAL ASSETS	$1,428,113	$1,364,684

See notes to consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

Amounts in 000’s

	December 31, 2005	December 31, 2004
LIABILITIES & SHAREHOLDERS’ EQUITY

UNEARNED INSURANCE PREMIUMS	$395,007	$390,447
INSURANCE LOSS RESERVES	254,660	232,915
INSURANCE COMMISSIONS PAYABLE	41,900	43,067
FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	11,655	13,772
LONG-TERM DEBT	67,766	58,729
NOTES PAYABLE	20,005	33,177
DEFERRED FEDERAL INCOME TAX	38,350	47,604
OTHER PAYABLES AND ACCRUALS	90,393	88,697
JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	943,736	932,408

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 18,964 shares at December 31, 2005 and 18,807 shares at December 31, 2004 after deducting treasury stock of 4,042 shares and 4,199 shares, respectively)	959	959
Additional paid-in capital	57,061	51,184
Retained earnings	411,210	350,141
Accumulated other comprehensive income	57,863	73,027
Treasury stock—at cost	(42,716)	(43,035)

TOTAL SHAREHOLDERS’ EQUITY	484,377	432,276

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,428,113	$1,364,684

See notes to consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Amounts in 000’s (except per share information)

	Years Ended December 31,
	2005	2004	2003
REVENUES:
Premiums earned	$631,864	$677,584	$638,038
Other insurance income	12,600	13,780	14,064
Net investment income	40,519	37,165	33,279
Net realized investment gains	6,262	9,933	4,566
Transportation	42,185	45,379	28,240

Total	733,430	783,841	718,187

COSTS AND EXPENSES:
Losses and loss adjustment expenses	286,662	348,611	392,232
Commissions and other policy acquisition costs	198,585	201,155	177,622
Operating and administrative expenses	112,329	108,536	87,714
Transportation operating expenses	36,986	43,266	26,645
Interest expense	5,967	5,169	3,742

Total	640,529	706,737	687,955

INCOME BEFORE FEDERAL INCOME TAX	92,901	77,104	30,232
PROVISION FOR FEDERAL INCOME TAX	27,575	22,866	6,956

NET INCOME	$65,326	$54,238	$23,276

BASIC EARNINGS PER SHARE OF COMMON STOCK:	$3.46	$2.91	$1.34

DILUTED EARNINGS PER SHARE OF COMMON STOCK:	$3.37	$2.83	$1.30

See notes to consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Amounts in 000’s

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income	Treasury Stock	Unvested Restricted Stock Awards	Total	Compre- hensive Income
BALANCE, DECEMBER 31, 2002	$911	$22,516	$279,826	$47,573	$(41,605)	$(313)	$308,908
Comprehensive income:
Net income			23,276				23,276	$23,276
Increase in unrealized gain on marketable securities, net of federal income tax of $13,601				25,237			25,237	25,237
Other, net of federal income tax of $347				645			645	645

Total comprehensive income								$49,158

Purchase of treasury stock					(1,133)		(1,133)
Issuance of treasury stock for options exercised and employee savings plan		714			1,301		2,015
Cash dividends declared			(3,350)				(3,350)
Federal income tax benefit related to the exercise or granting of stock awards		182					182
Amortization and cancellation of unvested restricted stock awards		(6)			(5)	289	278

BALANCE, DECEMBER 31, 2003	$911	$23,406	$299,752	$73,455	$(41,442)	$(24)	$356,058
Comprehensive income:
Net income			54,238				54,238	$54,238
Increase in unrealized gain on marketable securities, net of federal income tax of $518				966			966	966
Other, net of federal income tax of $(750)				(1,394)			(1,394)	(1,394)

Total comprehensive income								$53,810

Common stock issuance	48	25,022					25,070
Purchase of treasury stock					(2,918)		(2,918)
Issuance of treasury stock for options exercised and employee savings plan		1,642			1,325		2,967
Cash dividends declared			(3,849)				(3,849)
Federal income tax benefit related to the exercise or granting of stock awards		1,114					1,114
Amortization and cancellation of unvested restricted stock awards						24	24

BALANCE, DECEMBER 31, 2004	$959	$51,184	$350,141	$73,027	$(43,035)	$—	$432,276
Comprehensive income:
Net income			65,326				65,326	$65,326
Decrease in unrealized gain on marketable securities, net of federal income tax of $(7,473)				(13,877)			(13,877)	(13,877)
Other, net of federal income tax of $(692)				(1,287)			(1,287)	(1,287)

Total comprehensive income								$50,162

Purchase of treasury stock					(1,839)		(1,839)
Issuance of treasury stock for options exercised and employee savings plan		3,520			2,158		5,678
Cash dividends declared			(4,257)				(4,257)
Federal income tax benefit related to the exercise or granting of stock awards		455					455
Stock option expense		1,902					1,902

BALANCE, DECEMBER 31, 2005	$959	$57,061	$411,210	$57,863	$(42,716)	$—	$484,377

See	notes to consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Amounts in 000’s

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,326	$54,238	$23,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,521	10,867	9,742
Stock-based compensation	3,943	1,852	1,035
Net realized investment gains	(5,870)	(9,169)	(3,767)
Changes in:
Reinsurance recoverables and prepaid reinsurance premiums	(45,011)	(16,736)	5,636
Net accounts receivable	(23,146)	(19,971)	8,087
Insurance loss reserves	21,745	28,082	40,116
Unearned insurance premiums	4,560	6,578	(22,442)
Other assets	(3,878)	(4,315)	(2,788)
Insurance commissions payable	(1,167)	12,545	(132)
Deferred insurance policy acquisition costs	2,049	(2,550)	8,523
Funds held under reinsurance agreements and reinsurance payables	(2,117)	6,794	4,001
Other accounts payable and accruals	(781)	18,680	4,749
Provision (benefit) for deferred federal income tax	(1,088)	407	(2,162)
Other-net	2,044	1,604	3,075

Net cash provided by operating activities	27,130	88,906	76,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(504,809)	(617,105)	(509,516)
Sale of marketable securities	457,815	407,729	333,637
Maturity of marketable securities	86,083	76,946	86,626
Decrease (increase) in cash equivalent marketable securities	(32,558)	15,992	22,089
Acquisition of property, plant and equipment	(32,435)	(11,699)	(15,019)
Proceeds from sale of property, plant and equipment	890	2,243	517

Net cash used in investing activities	(25,014)	(125,894)	(81,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(13,172)	(448)	(9,613)
Repayment of long-term debt	(1,903)	(3,488)	(1,657)
Issuance of long-term debt	10,940	—	14,797
Dividends paid	(4,155)	(3,723)	(3,281)
Issuance of treasury stock	4,523	2,967	2,015
Purchase of treasury stock	(1,839)	(2,918)	(1,133)
Proceeds from common stock issuance	—	25,070	—
Issuance of junior subordinated debentures	—	24,000	—

Net cash provided by (used in) financing activities	(5,606)	41,460	1,128

NET INCREASE (DECREASE) IN CASH	(3,490)	4,472	(3,589)
CASH AT BEGINNING OF PERIOD	6,858	2,386	5,975

CASH AT END OF PERIOD	$3,368	$6,858	$2,386

INTEREST PAID	$5,753	$4,470	$3,528
INCOME TAXES PAID	$24,600	$22,869	$1,946

In 2003, an obligation of $2,649 was incurred when the Company capitalized a lease related to a certain piece of transportation

equipment	upon adoption of FASB Interpretation No. 46. The asset was sold in 2004.

Treasury	stock issued under the Company’s performance stock award plan amounted to $1,155 for 2005.

See notes to the consolidated financial statements.

Years Ended December 31, 2005, 2004 and 2003

1. General Information and Summary of Significant Accounting Policies

The Midland Company (the “Company” or “Midland”) operates in two industries—insurance and transportation with the most significant business activities being in insurance. Midland’s insurance operations are conducted through its wholly-owned subsidiary, American Modern Insurance Group, Inc. (“American Modern”). M/G Transport Services, Inc. and MGT Services, Inc. (collectively “M/G Transport”) operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other cargos primarily on the lower Mississippi River and its tributaries.

The accounting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make numerous estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accompanying consolidated financial statements include estimates for items such as insurance loss reserves, income taxes, various other liability accounts and deferred insurance policy acquisition costs. Actual results could differ from those estimates. Policies that affect the more significant elements of the consolidated financial statements are summarized below.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and all subsidiary companies. Material intercompany balances and transactions have been eliminated.

Marketable Securities — Marketable securities are categorized as fixed income securities (cash equivalents, debt instruments and preferred stocks having scheduled redemption provisions) and equity securities (common, convertible and preferred stocks which do not have redemption provisions). The Company classifies all fixed income and equity securities as available-for-sale and carries such investments at market value. Unrealized gains or losses on investments, net of related income taxes, are included in shareholders’ equity as an item of accumulated other comprehensive income. Realized gains and losses on sales of investments are recognized in income on a specific identification basis. Derivatives are valued separately and the change in market value of the derivatives is included in Net Realized Investment Gains on the Consolidated Statements of Income.

Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent to sell or its ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within Net Realized Investment Gains in the Consolidated Statements of Income.

Property and Depreciation — Property, plant and equipment are recorded at cost. The Company periodically measures fixed assets for impairment. Depreciation and amortization are generally calculated over the estimated useful lives of the respective properties (buildings and equipment – 15 to 35 years, furniture and equipment – 3 to 7 years, and barges – 20 years).

The Company has implemented several modules and is continuing the process of developing an information technology system for its insurance operations. The system is known as modernLINK® and its development began in 2000 and will continue over the next several years. Certain costs that are directly related to this system are capitalized. As components of the system are implemented and placed into service, depreciation commences using the straight-line method over periods ranging from four to eight years.

Federal Income Tax — Deferred federal income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. The Company continually reviews deferred tax assets to determine the necessity of a valuation allowance.

The Company files a consolidated federal income tax return which includes all subsidiaries.

Insurance Income — Premiums for physical damage and other property and casualty related coverages, net of premiums ceded to reinsurers, are recognized as income on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. The Company does not consider anticipated investment income in determining premium deficiencies (if any) on short-term contracts. Policy acquisition costs, primarily pre-paid commission expenses and premium taxes, are capitalized and expensed over the terms of the related policies on the same basis as the related premiums are earned. Selling and administrative expenses that are not primarily related to premiums written are expensed as incurred.

Insurance Loss Reserves — Unpaid insurance losses and loss adjustment expenses include an amount determined from reports on individual cases and an amount, based on past experience and other assumptions, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amounts are fairly stated, the ultimate liability may be in excess of or less than the amounts provided. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and any adjustments resulting therefrom are included in earnings currently. Insurance loss reserves also include an amount for claim drafts issued but not yet paid. In addition, insurance loss reserves are presented net of amounts recoverable from salvage and subrogation and include amounts recoverable from reinsurance for which receivables are recognized.

Allowance for Losses — Provisions for losses on receivables are made in amounts deemed necessary to maintain adequate reserves to cover probable future losses.

Reinsurance — In order to limit its exposure to certain levels of risks, the Company cedes varying portions of its written premiums to other insurance companies. As such, the Company limits its loss exposure to that portion of the insurable risk it retains. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. However, if a reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders.

American Modern and its independent reinsurance brokers regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. During 2005, approximately 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A” or higher.

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

Transportation Revenues — Revenues for river transportation activities are recognized when earned. If freight services are in process at the end of a reporting period, an allocation of revenue between reporting periods is made based on relative transit time in each reporting period with expenses recognized as incurred.

Statements of Cash Flows — For purposes of the statements of cash flows, the Company defines cash as cash held in operating accounts at financial institutions. The amounts reported in the statements of cash flows for the purchase, sale or maturity of marketable securities do not include cash equivalents.

Fair Value of Financial Instruments — The carrying values of cash, receivables, short-term notes payable, trade accounts payable and any financial instruments included in other assets and accrued liabilities approximate their fair values principally because of the short-term maturities of these instruments. Generally, the fair value of investments, including derivatives, is considered to be the market value which is based on quoted market prices. The fair value of long-term debt is estimated using interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

Derivative Instruments — The Company accounts for its derivatives under Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The standard requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income or current earnings or both, as appropriate. During 2002, the Company entered into a series of interest rate swaps to convert $30 million of floating rate debt to a fixed rate. The interest rate swaps were designated as a cash flow hedge and were deemed to be 100% effective. Thus, the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no impact on the Consolidated Statements of Income. The interest rate swap agreements ended during 2005 and, therefore, no balances were outstanding related to these derivatives at December 31, 2005. At December 31, 2004 and 2003, $0.3 million and $0.9 million, respectively, in deferred losses, net of tax, related to this hedge were recorded in accumulated other comprehensive income. The fair value of the Company’s interest rate swaps at December 31, 2004 of $0.4 million is included in Other Payables and Accruals.

Stock Option and Award Plans — Midland has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. During the fourth quarter of 2005, the Company elected to early adopt SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) under the modified retrospective approach, restating only prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered, that were outstanding as of January 1, 2005, are being recognized as the requisite service is rendered on or after January 1, 2005 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated previously for pro forma disclosures. Prior to the fourth quarter of 2005, the Company accounted for compensation expense related to such transactions using the “intrinsic value” based method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and its related interpretations. Midland’s equity compensation plans are described more fully in Note 13.

The fair values of the 2005, 2004 and 2003 option grants were estimated on the date of the grant using the Black Scholes option-pricing model with the following (weighted average) assumptions:

	2005	2004	2003
Fair value of options granted	$12.31	$8.77	$6.07
Dividend yield	1.0%	1.0%	1.1%
Expected volatility	30.5%	31.6%	31.5%
Risk free interest rate	4.0%	3.6%	3.6%
Expected life (in years)	7.5	7.0	7.0

Prior to 2005, Midland accounted for stock options using the “intrinsic value” method. Therefore, no compensation cost had been recognized for the stock option plans. Had the Company accounted for all stock based employee compensation under the fair value method (SFAS 123), the Company’s 2004 and 2003 net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

	Pro forma 2004	Pro forma 2003
Net income as reported	$54,238	$23,276
Deduct: Total stock option employee compensation determined under fair value based method for all awards, net of related tax effects	1,053	892

Pro forma net income	$53,185	$22,384

Average shares outstanding
Basic	18,618	17,417
Diluted	19,190	17,937

Earnings per share
Basic—as reported	$2.91	$1.34
Basic—pro forma	2.86	1.29
Diluted—as reported	$2.83	$1.30
Diluted—pro forma	2.77	1.25

New Accounting Standards — In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. SFAS No. 154, upon adoption, is not expected to have a material effect on the Company’s Consolidated Financial Position or Results of Operations.

In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for

Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is not expected to have a material impact on the Company’s Consolidated Financial Position or Results of Operations.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1, which nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 will not have a material impact on the Company’s Consolidated Financial Position or Results of Operations.

2. Marketable Securities

		Thousands of Dollars
2005	Cost or Amortized Cost	Gross Unrealized		Fair
		Gains	Losses	Value
Debt Securities:
Governments	$50,647	$998	$366	$51,279
Mortgage Backed	112,105	601	1,446	111,260
Municipals	347,086	5,054	1,581	350,559
Corporates	155,363	6,445	1,408	160,400
Cash Equivalents	68,242	—	—	68,242
Other—Notes
Receivable	1,137	—	—	1,137
Accrued Interest	8,774	—	—	8,774

Total	743,354	13,098	4,801	751,651

Equity Securities	105,182	87,770	1,345	191,607
Derivatives	2,843	—	—	2,843
Accrued Dividends	995	—	—	995

Total	109,020	87,770	1,345	195,445

Total Marketable Securities	$852,374	$100,868	$6,146	$947,096

		Thousands of Dollars
2004	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt Securities:
Governments	$102,121	$2,335	$145	$104,311
Mortgage Backed	181,083	2,540	449	183,174
Municipals	231,450	9,073	261	240,262
Corporates	181,344	12,206	174	193,376
Cash Equivalents	35,242	—	—	35,242
Other—Notes Receivable	5,800	—	—	5,800
Accrued Interest	8,474	—	—	8,474

Total	745,514	26,154	1,029	770,639

Equity Securities	106,453	91,343	395	197,401
Derivatives	2,451	—	—	2,451
Accrued Dividends	947	—	—	947

Total	109,851	91,343	395	200,799

Total Marketable Securities	$855,365	$117,497	$1,424	$971,438

At December 31, 2005 and 2004, the fair value of the Company’s investment in the common stock of US Bancorp, which exceeded 10% of the Company’s shareholders’ equity, was $73.5 million and $77.1 million, respectively. Also, at December 31, 2005 and 2004, the market value of the Company’s investment portfolio includes approximately $35.1 million and $48.6 million, respectively, of convertible securities, some of which contain derivatives features.

The following is investment information summarized by investment category (amounts in 000’s):

	2005	2004	2003
Investment Income:
Interest on Fixed Income Securities	$35,942	$32,523	$28,714
Dividends on Equity Securities	6,688	6,547	6,095
Investment Expense	(2,111)	(1,905)	(1,530)

Net Investment Income	$40,519	$37,165	$33,279

Net Realized
Investment Gains (Losses):
Fixed Income:
Gross Realized Gains	$3,822	$5,121	$8,172

Gross Realized Losses	(4,067)	(2,109)	(2,487)

Equity Securities:
Gross Realized Gains	8,804	10,962	3,996

Gross Realized Losses:
Other-than-temporary impairments	—	—	(1,898)
All other	(2,297)	(4,041)	(3,217)

Total gross realized losses	(2,297)	(4,041)	(5,115)

Net Realized Investment Gains	$6,262	$9,933	$4,566

Change in Unrealized Investment Gains (Losses):
Fixed Income	$(16,828)	$(2,594)	$(433)
Equity Securities	(4,523)	4,078	39,271

Change in Unrealized
Investment Gains (Losses)	$(21,351)	$1,484	$38,838

Included in Net Realized Investment Gains (Losses) for 2005, 2004 and 2003 is the change in the fair value of derivative features of (amounts in 000’s) $392, $764 and $799 respectively.

The cost or amortized cost and approximate fair value of debt securities held at December 31, 2005, summarized by contractual maturities, are shown below. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties (amounts in 000’s).

	Cost or Amortized Cost	Fair Value
One year or less	$86,967	$87,042
After one year through five years	133,590	136,006
After five years through ten years	221,686	224,887
After ten years	301,111	303,716

Total	$743,354	$751,651

The Company’s fixed income portfolio primarily consists of high quality investment grade securities and has an “AA” Standard & Poor’s average quality rating at December 31, 2005. The Company performs quarterly comprehensive reviews of individual fixed income and equity portfolio holdings that have a market value less than their respective carrying value. The Company, with the assistance of its external professional money managers, applies both quantitative and qualitative criteria in its evaluation of possible other-than-temporary impairment, including facts specific to each individual investment, including, but not limited to, the length of time the fair value has been below carrying value, the extent of the decline, the Company’s intent to hold or sell the security, the expectation for each security’s performance as well as prospects for recovery, the credit worthiness and related liquidity of the issuer and the issuer’s business sector.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004 (amounts in 000’s):

2005	Less Than 12 Months
	Fair Value	Unrealized Losses	Number Securities
Governments	$16,448	$169	13
Mortgage backed	50,014	791	52
Municipals	136,681	1,293	99
Corporates	44,720	1,350	78

Total Debt Securities	247,863	3,603	242

Equity Securities	16,399	1,237	25

Total	$264,262	$4,840	267

	12 Months or More
	Fair Value	Unrealized Losses	Number Securities
Governments	$6,243	$197	13
Mortgage backed	20,500	655	23
Municipals	10,207	288	19
Corporates	2,128	58	4

Total Debt Securities	39,078	1,198	59

Equity Securities	1,329	108	4

Total	$40,407	$1,306	63

	Fair Value	Total Unrealized Losses	Number Securities
Governments	$22,691	$366	26
Mortgage backed	70,514	1,446	75
Municipals	146,888	1,581	118
Corporates	46,848	1,408	82

Total Debt Securities	286,941	4,801	301

Equity Securities	17,728	1,345	29

Total	$304,669	$6,146	330

2004	Less Than 12 Months
	Fair Value	Unrealized Losses	Number Securities
Governments	$29,708	$145	24
Mortgage backed	57,896	331	44
Municipals	33,139	232	33
Corporates	20,193	174	30

Total Debt Securities	140,936	882	131

Equity Securities	12,531	395	33

Total	$153,467	$1,277	164

	12 Months or More
	Fair Value	Unrealized Losses	Number Securities
Governments	$—	$—	—
Mortgage backed	2,645	118	7
Municipals	1,004	29	2
Corporates	—	—	—

Total Debt Securities	3,649	147	9

Equity Securities	—	—	—

Total	$3,649	$147	9

	Fair Value	Total Unrealized Losses	Number Securities
Governments	$29,708	$145	24
Mortgage backed	60,541	449	51
Municipals	34,143	261	35
Corporates	20,193	174	30

Total Debt Securities	144,585	1,029	140

Equity Securities	12,531	395	33

Total	$157,116	$1,424	173

3. Accounts Receivable—Net

Accounts receivable at December 31, 2005 and 2004 are generally due within one year and consist of the following (amounts in 000’s):

	2005	2004
Insurance	$119,250	$98,393
Transportation	12,059	8,544
Other	6,591	7,868

Total	137,900	114,805
Less Allowance for Losses	775	826

Accounts Receivable—Net	$137,125	$113,979

4. Property, Plant and Equipment—Net

At December 31, 2005 and 2004, property, plant and equipment stated at original cost consist of the following (amounts in 000’s):

	2005	2004
Land	$1,491	$1,491
Buildings, Improvements, Fixtures, etc.	70,128	65,341
Transportation Equipment	53,108	41,074
Software Development	31,267	18,677

Total	155,994	126,583
Less Accumulated Depreciation and Amortization	66,106	58,271

Property, Plant and Equipment—Net	$89,888	$68,312

Total rent expense related to the rental of equipment included in the accompanying Consolidated Statements of Income is (amounts in 000’s) $3,808 in 2005, $3,756 in 2004 and $4,889 in 2003. Future rentals under non-cancelable operating leases are approximately (amounts in 000’s): $1,204 – 2006; $935 – 2007; $590 – 2008; $566 – 2009; $635 in 2010 and $2,379 – thereafter.

Depreciation expense recorded in 2005, 2004 and 2003 was (amounts in 000’s): $10,250, $10,043 and $8,956, respectively.

As of December 31, 2005 and 2004, the unamortized balance of modernLINK’s software development costs was $20.1 million and $9.9 million, respectively.

5. Deferred Insurance Policy Acquisition Costs

Acquisition costs incurred and capitalized during 2005, 2004 and 2003 amounted to $196.5 million, $203.7 million and $169.1million, respectively. Commissions and other policy acquisition costs, including amortization of deferred acquisition costs, was $198.6 million, $201.2 million and $177.6 million for 2005, 2004 and 2003, respectively.

6. Notes Payable

The Company had conventional lines of credit with commercial banks of $83 million and $79 million with $14 million and $29 million in use under these agreements at December 31, 2005 and 2004, respectively. Borrowings under these lines of credit constitute senior debt. Total commercial paper debt outstanding at December 31, 2005 and 2004 was $6.0 million and $4.2 million, respectively.

The aforementioned notes payable, together with outstanding commercial paper, had weighted average interest rates of 4.90% and 2.80% at December 31, 2005 and 2004, respectively.

7. Long-Term Debt

Long-term debt at December 31, 2005 and 2004 is summarized as follows (amounts in 000’s):

		2005	2004
Equipment Obligations, Due Through—
4.89%	August 13, 2008	$6,108	$6,744
5.12%	December 11, 2008	1,088	1,197
5.51%	May 20, 2012	10,712	—
Mortgage Notes, Due Through—
5.36%	December 20, 2007	13,858	14,788
Unsecured Notes Under a $72 million Credit Facility—
*5.57%	December 1, 2008	—	30,000
5.40%	December 1, 2009	36,000	6,000

Total Obligations		67,766	58,729
Current Maturities		1,258	15,532

Non Current Portion		$66,508	$43,197

*	In 2002, an interest rate swap agreement was entered into with a consortium of three banks. This agreement fixed the interest rate of this credit facility at 5.57% through December 1, 2005. The fair value of this agreement as of December 31, 2004 was $(0.4) million and is included in Other Payables and accruals.

Equipment and real estate obligations are collateralized by transportation equipment and real estate with a net book value of $41.2 million at December 31, 2005.

The aggregate amount of repayment requirements on long-term debt for the five years subsequent to 2005 are (amounts in 000’s): 2006 – $1,258; 2007 – $15,183; 2008 – $6,125; 2009 – $36,562; 2010 – $593; thereafter—$8,045.

At December 31, 2005 and 2004, the carrying value of the Company’s long-term debt, excluding the fair value of the interest rate swap agreement disclosed separately above, approximated its fair value.

8. Junior Subordinated Debentures

Wholly-owned subsidiary trusts of Midland have issued preferred trust securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the trusts’ obligations. The preferred trust securities are mandatorily redeemable upon maturity or redemption of the subordinated debt and are an obligation of Midland. The interest rate related to these securities is based on the 90 day LIBOR rate plus 3.5%, not to exceed 12.5% through the optional redemption dates in April and May 2009, respectively. The interest rates were 7.9% and 5.8% at December 31, 2005 and 2004, respectively. The junior subordinated debentures are due in 2034. They consist of $12 million issued in April 2004 and $12 million issued in May 2004 that are redeemable at the Company’s option any time after April and May 2009, respectively.

9. Federal Income Tax

The provision for federal income tax is summarized as follows (amounts in 000’s):

	2005	2004	2003
Current provision	$28,663	$22,459	$9,118
Deferred provision (benefit)	(1,088)	407	(2,162)

Total	$27,575	$22,866	$6,956

The federal income tax provision for the years ended December 31, 2005, 2004 and 2003 is different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (amounts in 000’s):

	2005	2004	2003
Federal income tax at statutory rate	$32,515	$26,986	$10,581
Tax effect of:
Tax exempt interest and excludable dividend income	(5,447)	(4,401)	(3,762)
Other—net	507	281	137

Provision for federal income tax	$27,575	$22,866	$6,956

Significant components of the Company’s net deferred federal income tax liability are summarized as follows (amounts in 000’s):

	2005	2004
Deferred tax liabilities:
Deferred insurance policy acquisition costs	$28,447	$28,850
Unrealized gain on marketable securities	33,142	40,615
Accelerated depreciation	10,465	9,315
Other	3,759	4,294

Sub–total	75,813	83,074

Deferred tax assets:
Unearned insurance premiums	23,368	23,997
Pension expense	1,019	919
Insurance loss reserves	5,135	5,048
Other	7,941	5,506

Sub–total	37,463	35,470

Deferred federal income tax	$38,350	$47,604

For 2005, 2004 and 2003, $455, $1,114 and $182, respectively, of income tax benefits applicable to deductible compensation related to stock options exercised and restricted stock issued were credited to shareholders’ equity.

10. Reinsurance

Premium income in the accompanying consolidated statements of income include (amounts in 000’s) $53,343, $54,088 and $56,184 of earned premiums on assumed business and is net of $112,777, $69,444, and $62,677 of earned premiums on ceded business for 2005, 2004, and 2003, respectively. Written premiums consist of the following (amounts in 000’s):

	2005	2004	2003
Direct	$676,517	$680,061	$630,859
Assumed	57,963	74,420	49,233
Ceded	(107,110)	(69,576)	(51,445)

Net	$627,370	$684,905	$628,647

The net earned premium for the property and casualty group for 2005, 2004 and 2003 was $621,235, $661,579 and $623,971, respectively.

The more significant decrease in net written premium and net earned premium was due partially to a $14.7 million increase in reinstatement premiums in 2005 compared to 2004. Reinstatement premiums, which are netted against net written premium and net earned premium but do not impact gross written premium, related to purchasing additional reinsurance in response to the severe hurricane season experienced in 2005. In addition to the increased reinstatement premiums, the Company experienced growth in several accounts where premium is ceded back to the producing agent.

The amounts of recoveries pertaining to property and casualty reinsurance contracts that were deducted from losses incurred during 2005, 2004 and 2003 were (amounts in 000’s): $189,407, $38,295 and $23,151, respectively.

11. Insurance Loss Reserves

Activity in the liability for unpaid insurance losses and loss adjustment expenses (excluding claim checks issued but not yet paid) for the property and casualty companies is summarized as follows (amounts in 000’s):

	2005	2004	2003
Balance at January 1	$197,666	$169,931	$131,703
Less reinsurance recoverables	31,364	20,453	16,119

Net balance at January 1	166,302	149,478	115,584

Incurred related to:
Current year	317,978	359,504	374,580
Prior years	(36,375)	(17,551)	12,031

Total incurred	281,603	341,953	386,611

Paid related to:
Current year	225,713	257,061	281,731
Prior years	74,126	68,068	70,986

Total paid	299,839	325,129	352,717

Net balance at December 31	148,066	166,302	149,478
Plus reinsurance recoverables	53,844	31,364	20,453

Balance at December 31	$201,910	$197,666	$169,931

In 2005 and 2004 incurred losses related to prior years benefited from claims settling in 2005 and in 2004 for less than the case base reserve amounts that were estimated at the end of the previous respective years. During 2003, the company strengthened loss reserves, as losses from years prior to 2003 developed unfavorably, particularly in the exited commercial liability lines of business.

	2005	2004	2003
Property and Casualty Gross Loss Reserves	$201,910	$197,666	$169,931
Life and Other Gross Loss Reserves	14,378	13,434	12,147
Outstanding Checks and Drafts	38,372	21,815	22,755

Consolidated Gross Loss Reserves	$254,660	$232,915	$204,833

Loss reserves, net of reinsurance, for Life and Other totaled $6.0 million, $6.9 million and $6.8 million at December 31, 2005, 2004 and 2003 respectively.

12. Benefit Plans

The Company has a qualified defined benefit pension plan which provides for the payment of annual benefits to participants upon retirement. Such benefits are based on years of service and the participant’s highest compensation during five consecutive years of employment. The Company’s funding policy is to contribute annually an amount sufficient to satisfy ERISA funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future. During 2000, the participants of the qualified pension plan were given a one-time election to opt out of the qualified pension plan and enroll in a qualified self-directed defined contribution retirement plan. All employees hired subsequent to that election are automatically enrolled in the qualified self-directed defined contribution retirement plan. The Company contributed $2.3 million, $1.9 million and $2.0 million to the qualified self-directed retirement plan for the years 2005, 2004 and 2003, respectively.

The Company has a qualified 401(k) savings plan, a funded non-qualified savings plan and a funded non-qualified self-directed retirement plan. The Company contributed (amounts in 000’s) $1,256, $1,118 and $960 to the qualified 401(k) savings plan and $250, $228 and $211 to the non-qualified savings plan for the years 2005, 2004 and 2003, respectively.

The Company also has an unfunded non-qualified defined benefit pension plan.

The Company uses a measurement date of December 31 for its pension plans. The following tables include amounts related to both the qualified and non-qualified defined benefit pension plans (amounts in 000’s except for percentages):

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$27,690	$23,716
Service cost	837	804
Interest cost	1,648	1,500
Actuarial loss	1,772	2,610
Benefits paid	(994)	(940)

Benefit obligation at end of year (accumulated benefit obligation of $26,483 and $23,099, respectively)	$30,953	$27,690

Change in plan assets:
Fair value of plan assets at beginning of year	$18,793	$18,715
Actual return on plan assets	731	1,011
Employer contributions	1,211	7
Benefits paid	(994)	(940)

Fair value of plan assets at end of year	$19,741	$18,793

Funded status:
Funded status at end of year	$(11,211)	$(8,897)
Unrecognized net actuarial loss	10,170	7,898
Unrecognized prior service cost	302	333

Accrued benefit cost	$(739)	$(666)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$—	$—
Accrued benefit cost	(739)	(666)
Additional minimum liability	(6,018)	(3,640)
Intangible asset	302	333
Accumulated other comprehensive income	5,716	3,307

Net amount recognized at end of year	$(739)	$(666)

	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$837	$804	$757
Interest cost	1,648	1,500	1,455
Expected return on assets	(1,580)	(1,629)	(1,575)
Amortization of:
Transition asset	—	(72)	(96)
Prior service cost	30	31	31
Actuarial loss	348	86	53

Net periodic benefit cost	$1,283	$720	$625

The assumptions used relative to the plans are evaluated annually and updated as necessary. The discount rate assumption is based on average bond yields for high quality corporate bonds. The expected long-term rate of return assumption was based on actuarial recommendations, economic conditions and the historical performance of the plan’s investment portfolio over the past ten years.

	2005	2004	2003
Assumptions:
Weighted average assumptions:
For disclosure:
Discount rate	5.50%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%

For measuring net periodic pension benefit cost:
Discount rate	5.75%	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%	4.25%
Expected return on plan assets	8.00%	8.00%	8.00%

Plan assets consist primarily of equity and fixed income securities managed by non-affiliated professional investment managers. No plan assets are invested in either real estate or the Company’s stock. The following table reflects the asset allocations at fair value related to plan assets in 2005 and 2004:

	Weighted average asset allocation
	2005	2004
Total equity securities	60%	62%
Total fixed income securities	37%	36%
Cash and cash equivalents	3%	2%

Total	100%	100%

The primary objective for the investment of plan assets is the preservation of capital with an emphasis on long-term growth without undue exposure to risk. Targeted allocations are 50% to 80% for equities and 20% to 50% for fixed income securities.

The Company’s qualified defined benefit pension plan had projected benefit obligations, accumulated benefit obligations and fair value of plan assets amounting to (in 000’s) $29,213, $24,869 and $19,741 in 2005 and $26,022, $21,734 and $18,793 in 2004, respectively. The Company’s non-qualified defined benefit plan had projected benefit obligations, accumulated benefit obligations and fair value of plan assets amounting to (in 000’s) $1,740, $1,614 and $0 in 2005 and $1,698, $1,365 and $0 in 2004, respectively.

The Company made its required cash contribution of $0.6 million for the 2005 plan year in 2005. The Company’s expected pension benefit payments, which reflect expected future service, for the next ten years are as follows (amounts in 000’s): 2006 — $1,091; 2007 — $1,264; 2008 — $1,310; 2009 — $1,357; 2010 — $1,483; 2011 through 2015 — $9,256.

At December 31, 2005 and 2004, the Company’s additional minimum pension liabilities were $6.0 million and $3.6 million, respectively. Related to these actually determined minimum pension liabilities, comprehensive income was reduced by $1.6 million and $2.0 million, net of deferred federal income taxes, at December 31, 2005 and 2004, respectively.

13. Stock Options and Award Plans

Midland’s equity compensation plans include plans for restricted stock, performance shares and non-qualified stock options.

The Company implemented a restricted stock award program during 1993. Under this program, restricted grants of the Company’s common stock will vest after a five-year incentive period, conditioned upon the recipient’s employment throughout the period. During the vesting period, shares issued are nontransferable, but the shares are entitled to all of the other rights of outstanding shares. In 2004, 202,000 shares were distributed relating to the 1999 grant. At December 31, 2005 and 2004, no restricted stock awards were outstanding.

In 2000, the Company established a performance stock award program. Under this program, shares vest after a three-year performance measurement period and will only be awarded if pre-established performance levels have been achieved. Shares are awarded at no cost and the recipient must have been employed throughout the entire three-year performance period. In 2005, 39,000 shares were issued under this program, 57,000 shares have been earned and are scheduled for distribution in 2006, and a maximum of 75,000 and 64,000 shares could potentially be issued in 2007 and 2008, respectively, related to this program. The expected fair value of these awards is charged to compensation expense over the performance period. Compensation expense for 2005, 2004 and 2003 amounted to (amounts in 000’s) $2,215, $1,852 and $1,035, respectively.

Under the Company’s stock option plans, all of the outstanding stock options at December 31, 2005 were non-qualified options and had an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Of these stock options, 916,000 were exercisable at December 31, 2005, and 201,000, 159,000, 101,000 and 49,000 options become exercisable in 2006, 2007, 2008 and 2009, respectively. A summary of stock option transactions follows:

	2005		2004		2003
	(000’s) Shares	Wtd. Avg. Option Price	(000’s) Shares	Wtd. Avg. Option Price	(000’s) Shares	Wtd. Avg. Option Price
Outstanding, beginning of year	1,272	$17.38	1,091	$15.73	877	$14.85
Exercised	(61)	12.97	(43)	14.64	(60)	10.26
Forfeited	(3)	24.74	(17)	17.72	(17)	15.31
Granted	218	33.21	241	24.40	291	17.23

Outstanding, end of year	1,426	$19.98	1,272	$17.38	1,091	$15.73

Exercisable, end of year	916	$16.70	753	$15.12	552	$14.16

Information regarding such outstanding options at December 31, 2005 follows:

Remaining Life	Outstanding Options (000’s)	Price
One year	18	$6.32
Three years	48	13.05
Four years	241	11.38
Five years	200	16.59
Six years	195	20.78
Seven years	272	17.23
Eight years	235	24.40
Nine years	217	33.21

Total outstanding	1,426

Weighted average price		$19.98

At December 31, 2005, options exercisable have exercise prices between $6.32 and $33.21 and an average contractual life of approximately 5.4 years.

At December 31, 2005, 1,432,000 common shares are authorized for future option award or stock grants.

During the fourth quarter of 2005, the Company elected to early adopt SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) under the modified retrospective approach, restating only prior interim periods in fiscal 2005. As a result, the Company recognized $1.9 million of expense in 2005 related to its stock option program.

14. Earnings Per Share

The following table is a reconciliation of the number of shares used to compute Basic and Diluted earnings per share. No adjustments are necessary to the income used in the Basic or Diluted calculations for the years ended December 31, 2005, 2004 or 2003.

	Shares in 000’s
	2005	2004	2003
Shares used in basic EPS calculation (average shares outstanding)	18,894	18,618	17,417
Effect of dilutive stock options	385	455	266
Effect of dilutive restricted stock grants	—	—	162
Effect of dilutive performance stock awards	128	117	92

Shares used in diluted EPS calculation	19,407	19,190	17,937

15. Commitments and Contingencies

Various litigation and claims against the Company and its subsidiaries are in process and pending. Based upon a review of open matters with legal counsel, Management believes that the outcome of such matters will not have a material effect upon the Company’s consolidated financial position, results of operations or cash flows. The Company also has credit exposure with customers, generally in the form of premiums receivable. Management monitors these exposures on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the customers, the Company cannot assure collections in full. Where appropriate, the Company has provided a reserve for such exposures.

16. Shareholders’ Equity

The Company has 40,000,000 shares of common stock authorized for issuance without par value (stated value of $.042 a share). The Company also has 1,000,000 shares of preferred stock authorized, without par value, none of which have been issued.

On February 5, 2004, the Company sold 1,150,000 shares of its common stock pursuant to an approved universal shelf registration statement previously filed with the Securities and Exchange Commission on October 21, 2003. The net proceeds derived from the sale of $25.1 million were used to increase the capital and paid-in surplus of the Company’s insurance subsidiaries to fund future growth and for other general corporate purposes.

In January 2001, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock and 414,000 of these shares have been repurchased as of December 31, 2005. No shares were repurchased in 2005 or 2004.

The change in accumulated other comprehensive income is due to changes related to the unrealized gains and losses on investments, the fair value of interest rate swaps and additional minimum pension liability as follows (amounts in 000’s):

	2005	2004	2003
Unrealized holding gains (losses) on securities arising during the period	$(9,807)	$7,421	$28,205
Impact of net realized gain	(6,262)	(9,933)	(4,566)
Income taxes on above	2,192	3,478	1,598

Change in unrealized gains (losses) on securities, net	(13,877)	966	25,237

Fair value of interest rate swaps	432	1,002	511
Income taxes on above	(151)	(351)	(179)

Change in interest rate swaps, net	281	651	332

Additional Pension Liability	(2,411)	(3,146)	481
Income Taxes	843	1,101	(168)

Change in additional pension liability, net	(1,568)	(2,045)	313

Net increase (decrease) in accumulated other comprehensive income	$(15,164)	$(428)	$25,882

The insurance subsidiaries are subject to state regulations which limit by reference to statutory net income and policyholders’ surplus the dividends that can be paid to their parent company without prior regulatory approval. Dividend restrictions vary between the companies as determined by the laws of the domiciliary states. Under these restrictions, the maximum dividends that may be paid by the insurance subsidiaries in 2006 without regulatory approval total (amounts in 000’s): $64,474; such subsidiaries paid cash dividends of $23,030 in 2005, $2,600 in 2004 and $5,000 in 2003.

Net income as reported by the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices, which differ in certain respects from accounting principles generally accepted in the United States of America, for the Company’s insurance subsidiaries was (amounts in 000’s): $68,634, $57,677 and $34,518 for 2005, 2004 and 2003, respectively. Statutory surplus as reported by the Company’s insurance subsidiaries, was (amounts in 000’s): $394,314 and $355,518 at December 31, 2005 and 2004, respectively.

17. Related Party Transactions

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at December 31, 2005 and 2004 was $6.0 million and $4.2 million, respectively, of which $5.1 million and $3.5 million at those respective dates represented notes held either directly or indirectly by the executive officers and directors of the Company. The effective annual yield paid to all participants in this program was 4.3% as of December 31, 2005, a rate that is considered to be competitive with the market rate for similar instruments.

18. Industry Segments

The Company operates in several industries and Company management reviews operating results by several different classifications (e.g., product line, legal entity, distribution channel). Reportable segments are determined based upon revenues and/or operating profits and are based on significant product groups, which include residential property, recreational casualty, financial institutions, all other insurance and transportation.

The residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 45% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. The recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. The financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

The Company writes insurance throughout the United States with larger concentrations in the southern and southeastern states. Transportation includes barge chartering and freight brokerage operations primarily on the lower Mississippi River and its tributaries.

Listed below is financial information required to be reported for each industry segment. Certain amounts are allocated and certain amounts are not allocated (e.g., assets and investment gains) to each segment for management review. Operating segment information based upon how it is reviewed by the Company is as follows for the years ended December 31, 2005, 2004 and 2003 (amounts in 000’s):

				Insurance Group
	Residential Property	Recreational Casualty	Financial Institutions	All Other Insurance	Unallocated Insurance Amounts	Transportation	Corporate and All Other	Intersegment Elimination	Total
2005

Revenues—External customers	$384,053	$105,607	$78,424	$76,414		$42,185	$(34)		$686,649
Net investment income	20,682	6,000	4,194	7,627	$216		2,544	$(744)	40,519
Net realized investment gains					6,262				6,262
Interest expense					1,737	761	4,375	(906)	5,967
Depreciation and amortization	3,903	1,501	419	939		2,923	836		10,521
Income before taxes	45,755	12,693	9,471	19,903	5,877	4,886	(5,684)		92,901
Income tax expense					28,159	1,720	(2,304)		27,575
Acquisition of fixed assets					18,085	13,172	1,178		32,435
Identifiable assets					1,295,938	50,400	102,859	(21,084)	1,428,113

2004

Revenues—External customers	$406,544	$121,432	$86,803	$76,405		$45,379	$180		$736,743
Net investment income	19,120	6,107	3,615	6,902	$172		1,546	$(297)	37,165
Net realized investment gains					19,623		43	(9,733)	9,933
Interest expense					2,038	856	2,730	(455)	5,169
Depreciation and amortization	4,238	1,836	275	570		2,296	1,652		10,867
Income before taxes	47,418	4,987	6,991	12,396	17,816	1,689	(4,460)	(9,733)	77,104
Income tax expense					27,662	599	(1,989)	(3,406)	22,866
Acquisition of fixed assets					9,392	2,160	147		11,699
Identifiable assets					1,248,521	38,869	113,716	(36,422)	1,364,684

2003

Revenues—External customers	$413,300	$119,794	$54,742	$64,292		$28,240	$(26)		$680,342
Net investment income	18,330	5,230	2,527	6,914	$185	2	307	$(216)	33,279
Net realized investment gains					4,566				4,566
Interest expense					2,124	423	1,952	(757)	3,742
Depreciation and amortization	3,807	1,791	191	599		2,224	1,130		9,742
Income (loss) before taxes	34,849	(11,452)	6,797	(3,501)	5,190	1,270	(2,921)		30,232
Income tax expense					7,835	455	(1,334)		6,956
Acquisition of fixed assets					5,355	9,644	20		15,019
Identifiable assets					1,119,252	30,990	66,069	(24,095)	1,192,216

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were not significant for 2005, 2004 or 2003. During 2004 the Midland parent company purchased 492,634 shares of U.S. Bancorp common stock from American Modern Insurance Group, Inc. The effects of this transaction were eliminated from consolidated net realized investment gains, income before taxes and income tax expense.

Revenues reported above, by definition, exclude investment income and realized gains. For income before taxes reported above, insurance investment income is allocated to the insurance segments while realized gains and losses are included in Unallocated Insurance Amounts. The Company allocates insurance investment income to the segments based primarily on written premium volume. The Company does not allocate realized gains or losses to the segments as the Company evaluates the performance of the segments exclusive of the impact of realized gains or losses due to potential timing issues. Certain other amounts are also not allocated to segments by the Company.

No single customer contributed in excess of 10% of consolidated revenues in 2005, 2004 or 2003.

Quarterly Data (Unaudited)

The Midland Company and Subsidiaries

	2005				2004
	Restated (b)
(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$190,366	$186,338	$173,243	$183,483	$190,621	$195,583	$192,881	$204,756

Net income	$21,144	$20,450	$3,732	$20,000	$16,848	$11,324	$2,424	$23,642

Basic earnings per common share(a)	$1.12	$1.08	$0.20	$1.06	$0.93	$0.60	$0.13	$1.25

Diluted earnings per common share(a)	$1.08	$1.05	$0.19	$1.03	$0.90	$0.58	$0.12	$1.22

Dividends per common share	$0.05625	$0.05625	$0.05625	$0.05625	$0.05125	$0.05125	$0.05125	$0.05125

Price range of common stock (Nasdaq):
High	$34.63	$35.32	$40.42	$39.45	$25.45	$29.70	$29.92	$32.96

Low	$29.55	$30.60	$31.38	$31.13	$22.35	$24.77	$25.50	$26.50

(a)	The sum of quarterly earnings per common share may not equal the year end earnings per common share due to rounding.

(b)	The Midland Company adopted SFAS 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”) during the fourth quarter of 2005 which requires compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements under the fair value method. Midland also chose to retrospectively apply FAS 123(R) to the first three quarters of 2005. Consequently, the first, second and third quarter data has been restated to reflect the impact of stock option expense on net income and earnings per share (basic and diluted).

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL

CONTROL OVER FINANCIAL REPORTING

The Management of The Midland Company is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2005. Based on our assessment, we believe that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2005 and the Company’s management assessment of the internal control over financial reporting. This report appears on page 67.

/s/ John W. Hayden	/s/ John I. Von Lehman
John W. Hayden	John I. Von Lehman
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Midland Company:

We have audited management’s assessment, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control Over Financial Reporting, that The Midland Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 3, 2006 (which includes an explanatory paragraph related to the adoption on January 1, 2005 of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”) expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 3, 2006

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Incorporated herein by reference from Midland’s Proxy Statement to be filed on or around March 20, 2006.

ITEM 11. Executive Compensation.

Incorporated herein by reference from Midland’s Proxy Statement to be filed on or around March 20, 2006.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from Midland’s Proxy Statement to be filed on or around March 20, 2006.

ITEM 13. Certain Relationships and Related Transactions.

Incorporated herein by reference from Midland’s Proxy Statement to be filed on or around March 20, 2006.

ITEM 14. Principal Accountant Fees and Services.

Incorporated herein by reference from Midland’s Proxy Statement to be filed on or around March 20, 2006.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(b)	Exhibits.

3.1	Articles of Incorporation - Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.2	Code of Regulations (Amended and Restated) - Filed as Exhibit 3(ii) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.1	The Midland Company 2002 Employee Incentive Stock Plan (Amended and Restated)* – Incorporated by Reference to Registrant’s Proxy Statement dated March 12, 2002; amended to include amendments set forth in Registrant’s Proxy Statement dated March 10, 2004, which is incorporated herein by reference.

10.2	The Midland Company 2002 Restricted Stock and Stock Option Plan for Non-Employee Directors* – Incorporated by Reference to the Registrant’s Proxy Statement dated March 12, 2002.

10.3	The Midland Company 1992 Employee Incentive Stock Plan (Amended and Restated)* - Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.4	Annual Incentive Plan* - Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.5	Executive Annual Incentive Plan* - Set forth in Registrant’s Proxy Statement dated March 10, 2004, which is incorporated herein by reference.

10.6	Consulting Agreements with J. P. Hayden, Jr. and Michael J. Conaton, - Filed as Exhibits 10.4(a)* and 10.4(b)* to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.7	Employee Retention Agreements with Joseph P. Hayden III, John W. Hayden, John I. Von Lehman and Paul T. Brizzolara - Filed as Exhibits 10.5(a)*, 10.5(b)*, 10.5(c)* and 10.5(d)* to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.8	The Midland Guardian Co. Salaried Employees 401(k) Savings Plan, The Midland Company 2000 Associate Discount Stock Purchase Plan and The Midland Company Stock Option Plan for Non-Employee Directors - Incorporated by Reference to Registrant’s Registration Statement No. 333-40560 on Form S-8.

10.9	The Midland Company Dividend Reinvestment Plan - Incorporated by Reference to Registrant’s Registration Statement No. 033-64821 on Form S-3.

10.10	The Midland Company Non-Employee Director Deferred Compensation Plan, The Midland Company Supplemental Retirement Plan*, Midland-Guardian Co. Salaried Employees’ Non-Qualified Savings Plan*, Midland-Guardian Co. Non-Qualified Self-Directed Retirement Plan*, The Midland Company Stock Option Plan for Non-Employee Directors as Amended January 2000 filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.11	Vessel Construction Contract between M/G Transport Services, Inc. and Trinity Marine Products Inc. dated September 6, 2005, as amended (Filed as Exhibit 10.1 to the Form 8-K dated September 6, 2005 and incorporated herein by reference).

10.12	Design-Build Agreement dated March 6, 2006 between The Midland Company and Miller-Valentine Construction, LLC (Filed as Exhibit 10.1 to the Form 8-K dated March 6, 2006 and incorporated herein by reference).

14.	Code of Ethics (Filed as Exhibit 14 to the Form 8-K dated April 29, 2004 and incorporated herein by reference).

21.	Subsidiaries of the Registrant

23.	Consent of Independent Registered Public Accounting Firm — Included in Consent and Report on Schedules referred to under Item 15(a)2 above.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*	Management Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MIDLAND COMPANY

(Registrant)

Signature	Title	Date
/s/ J. P. Hayden III (J. P. Hayden III)	Chairman of the Board and Chief Operating Officer	March 3, 2006

/s/ John W. Hayden (John W. Hayden)	President and Chief Executive Officer	March 3, 2006

/s/ John I. Von Lehman (John I. Von Lehman)	Executive Vice President, Chief Financial and Accounting Officer and Secretary	March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE MIDLAND COMPANY

Signature	Title	Date
/S/ James E. Bushman (James E. Bushman)	Director	March 3, 2006

/S/ James H. Carey (James H. Carey)	Director	March 3, 2006

/S/ Michael J. Conaton (Michael J. Conaton)	Director	March 3, 2006

/S/ Jerry A. Grundhofer (Jerry A. Grundhofer)	Director	March 3, 2006

/S/ J. P. Hayden, Jr. (J. P. Hayden, Jr.)	Chairman of the Executive Committee of the Board and Director	March 3, 2006

/S/ J. P. Hayden III (J. P. Hayden III)	Chairman of the Board, Chief Operating Officer and Director	March 3, 2006

/S/ John W. Hayden (John W. Hayden)	President, Chief Executive Officer and Director	March 3, 2006

/S/ William T. Hayden (William T. Hayden)	Director	March 3, 2006

/S/ William J. Keating, Jr. (William J. Keating, Jr.)	Director	March 3, 2006

/S/ John R. LaBar (John R. LaBar)	Director	March 3, 2006

/S/ Richard M. Norman (Richard M. Norman)	Director	March 3, 2006

/S/ David B. O’Maley (David B. O’Maley)	Director	March 3, 2006

/S/ John M. O’Mara (John M. O’Mara)	Director	March 3, 2006

/S/ René J. Robichaud (René J. Robichaud)	Director	March 3, 2006

/S/ Glenn E. Schembechler (Glenn E. Schembechler)	Director	March 3, 2006

/S/ Francis Marie Thrailkill, OSU Ed.D. (Francis Marie Thrailkill, OSU Ed.D.)	Director	March 3, 2006

/S/ John I. Von Lehman (John I. Von Lehman)	Executive Vice President, Chief Financial and Accounting Officer, Secretary and Director	March 3, 2006

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Midland Company:

We consent to the incorporation by reference in Registration Statement Nos. 33-64821, 333-109867, 333-115354, 333-115355 and 333-128492 on Form S-3 and Nos. 33-48511, 333-40560 and 333-101390 on Form S-8 of The Midland Company of our reports dated March 3, 2006 relating to the consolidated financial statements and financial statement schedules of The Midland Company (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption on January 1, 2005 of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”) and management’s report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of The Midland Company for the year ended December 31, 2005.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 3, 2006

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule I - Summary of Investments

Other than Investments in Related Parties

December 31, 2005

Column A	Column B	Column C	Column D
Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet
Fixed maturity securities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$49,385,000	$49,985,000	$49,985,000
States, municipalities and political subdivisions	346,332,000	349,791,000	349,791,000
Mortgage-backed securities	112,105,000	111,283,000	111,283,000
Public utilities	9,202,000	9,585,000	9,585,000
All other corporate bonds	148,177,000	152,853,000	152,853,000

Total	665,201,000	673,497,000	673,497,000

Equity securities, available-for-sale:
Common stocks:
Public utilities	1,382,000	1,422,000	1,422,000
Banks, trusts and insurance companies	10,387,000	83,867,000	83,867,000
Industrial, miscellaneous and all other	76,866,000	91,676,000	91,676,000
Embedded derivatives	2,843,000	2,843,000	2,843,000
Nonredeemable preferred stocks	16,548,000	14,643,000	14,643,000

Total	108,026,000	194,451,000	194,451,000

Accrued interest and dividends	9,769,000	XXXXXXX	9,769,000

Mortgage loans on real estate	1,137,000	XXXXXXX	1,137,000

Short-term investments	68,242,000	XXXXXXX	68,242,000

Total Investments	$852,375,000	XXXXXXX	$947,096,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Balance Sheet Information

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash	$94,000	$169,000

Marketable Securities Available for Sale (at market value):
Fixed Income (cost, $21,956,000 in 2005 and $19,830,000 in 2004)	21,980,000	20,759,000
Equity (cost, $14,595,000 in 2005 and $14,578,000 in 2004)	18,770,000	19,646,000

Total	40,750,000	40,405,000

Receivables - Net	5,981,000	11,361,000

Intercompany Receivables	—	1,165,000

Property, Plant and Equipment (at cost):	34,755,000	33,692,000
Less Accumulated Depreciation	9,780,000	8,969,000

Net	24,975,000	24,723,000

Other Assets	11,279,000	11,278,000

Investments in Subsidiaries (at equity)	472,507,000	420,187,000

Total Assets	$555,586,000	$509,288,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Balance Sheet Information

December 31, 2005 and 2004

	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes Payable Within One Year:
Banks (including current portion of long-term debt)	$14,000,000	$43,788,000
Commercial Paper	6,005,000	4,177,000

Total	20,005,000	47,965,000

Other Payables and Accruals	6,430,000	5,047,000

Intercompany Payables	6,916,000	—

Long - Term Debt	13,858,000	—

Junior Subordinated Debt	24,000,000	24,000,000

Shareholders’ Equity:
Common Stock - No Par (issued and outstanding: 18,964,000 shares at December 31, 2005 and 18,807,000 shares at December 31, 2004 after deducting treasury stock of 4,042,000 shares and 4,199,000 shares, respectively)	959,000	959,000
Additional Paid - in Capital	57,061,000	51,184,000
Retained Earnings	411,210,000	350,141,000
Accumulated Other Comprehensive Income	57,863,000	73,027,000
Treasury Stock (at cost)	(42,716,000)	(43,035,000)

Total	484,377,000	432,276,000

Total Liabilities and Shareholders’ Equity	$555,586,000	$509,288,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Statements of Income Information

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Net Investment Income	$2,544,000	$1,546,000	$307,000
Net Realized Investment Gains	10,000	43,000	—
Dividends from Subsidiaries	750,000	275,000	175,000
All Other Income, Primarily Charges to Subsidiaries	5,445,000	5,416,000	5,510,000

Total Revenues	8,749,000	7,280,000	5,992,000

Expenses:
Interest Expense	4,303,000	2,660,000	1,881,000
Depreciation and Amortization	839,000	850,000	1,130,000
All Other Expenses	6,206,000	4,894,000	3,384,000

Total Expenses	11,348,000	8,404,000	6,395,000

Loss Before Federal Income Tax Benefit	(2,599,000)	(1,124,000)	(403,000)
Federal Income Tax Benefit	(1,608,000)	(934,000)	(529,000)

Income (Loss) Before Change in Undistributed Income of Subsidiaries	(991,000)	(190,000)	126,000
Change in Undistributed Income of Subsidiaries	66,317,000	54,428,000	23,150,000

Net Income	$65,326,000	$54,238,000	$23,276,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows Information

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$65,326,000	$54,238,000	$23,276,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Increase in undistributed income of subsidiaries	(66,317,000)	(54,428,000)	(23,150,000)
Decrease in receivables	5,839,000	847,000	4,149,000
Increase in other payables and accruals	1,023,000	(1,223,000)	(609,000)
Stock-based compensation expense	3,943,000	1,852,000	1,035,000
Depreciation and amortization	839,000	851,000	1,130,000
Increase in other assets	(1,000)	(1,445,000)	(2,116,000)
Other - net	41,000	(481,000)	27,000

Net Cash Provided by Operating Activities	10,693,000	211,000	3,742,000

Cash Flows from Investing Activities:
Purchase of marketable securities	(13,890,000)	(35,636,000)	—
Sale of marketable securities	12,707,000	2,139,000	—
Acquisition of property, plant and equipment	(1,178,000)	(147,000)	(20,000)
Decrease (increase) in cash equivalent marketable securities	(965,000)	99,000	150,000
Sale of property, plant and equipment - net	49,000	51,000	16,000

Net Cash Provided by (Used in) Investing Activities	(3,277,000)	(33,494,000)	146,000

Cash Flows from Financing Activities:
Decrease in short - term borrowings	(13,172,000)	(448,000)	(9,613,000)
Net change in intercompany accounts	8,081,000	(10,667,000)	8,833,000
Issuance of treasury stock	4,523,000	2,967,000	2,015,000
Dividends paid	(4,154,000)	(3,723,000)	(3,281,000)
Purchase of treasury stock	(1,839,000)	(2,918,000)	(1,133,000)
Decrease in long-term debt	(930,000)	(865,000)	(810,000)
Proceeds from issuance of common stock	—	25,070,000	—
Issuance of junior subordinated debentures	—	24,000,000	—

Net Cash Provided by (Used in) Financing Activities	(7,491,000)	33,416,000	(3,989,000)

Net Increase (Decrease) in Cash	(75,000)	133,000	(101,000)

Cash at Beginning of Year	169,000	36,000	137,000

Cash at End of Year	$94,000	$169,000	$36,000

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Notes to Condensed Financial Information

For the Years Ended December 31, 2005 and 2004

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of this Form 10-K.

Total debt of the Registrant (parent only) consists of the following:

	DECEMBER 31,
	2005	2004
Short - Term Bank Borrowings	$14,000,000	$29,000,000
Commercial Paper	6,005,000	4,177,000
Mortgage Notes:
5.36%* - Due December 20, 2007	13,858,000	14,788,000
Junior Subordinated Debt:
7.84%** - Due April 29, 2034	12,000,000	12,000,000
7.89%** - Due May 26, 2034	12,000,000	12,000,000

Total Debt	$57,863,000	$71,965,000

*	Rate in effect at December 31, 2005. Rate is the LIBOR rate plus 1.00% and is adjusted monthly.
**	Rate in effect at December 31, 2005. Rate is the LIBOR rate plus 3.50% and is adjusted every three months.

See Notes 6 and 7 on pages 54 and 55 for further information on the Company’s outstanding debt at December 31, 2005.

The mortgage note of $13,858,000 is all due in 2007 and the total junior subordinated debt of $24,000,000 is not due until 2034.

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule III - Supplementary Insurance Information

For the Years Ended December 31, 2005, 2004 and 2003

(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (1)	Premiums Written
2005
Residential Property	$60,299	$57,845	$235,100		$378,402	$20,682	$184,491	$108,341	$66,148	$381,304
Recreational Casualty	10,967	34,742	47,674		103,234	6,000	48,417	26,965	23,532	98,209
Financial Institutions	8,967	10,289	31,671		78,424	4,194	26,335	39,519	7,293	70,817
All Other Insurance	8,141	58,516	80,562		71,804	7,627	27,419	23,760	15,356	71,597	(2)
Unallocated Amounts		93,268				2,760
Inter-segment Elimination						(744)

Total	$88,374	$254,660	$395,007	$—	$631,864	$40,519	$286,662	$198,585	$112,329	$621,927

2004
Residential Property	$59,856	$47,052	$228,935		$400,929	$19,120	$201,414	$111,910	$64,922	$398,525
Recreational Casualty	12,653	33,590	52,845		119,147	6,107	67,180	29,261	26,107	109,565
Financial Institutions	10,661	12,004	36,123		86,803	3,615	42,834	35,218	5,375	99,230
All Other Insurance	7,253	53,669	72,544		70,705	6,902	37,183	24,766	12,132	69,434	(2)
Unallocated Amounts		86,600				1,718
Inter-segment Elimination						(297)

Total	$90,423	$232,915	$390,447	$—	$677,584	$37,165	$348,611	$201,155	$108,536	$676,754

2003
Residential Property	$63,027	$43,717	$226,607		$407,816	$18,330	$230,636	$111,326	$54,819	$383,255
Recreational Casualty	16,015	$31,341	62,429		117,568	5,230	84,943	28,182	23,351	124,501
Financial Institutions	6,535	$5,814	23,439		52,420	2,527	26,181	18,347	3,622	60,790
All Other Insurance	2,296	45,839	71,394		60,234	6,914	50,472	19,767	5,922	52,713	(2)
Unallocated Amounts		78,122				494
Inter-segment Elimination						(216)

Total	$87,873	$204,833	$383,869	$—	$638,038	$33,279	$392,232	$177,622	$87,714	$621,259

Notes to Schedule III:

(1)	Net investment income is allocated to insurance segments based primarily on written premium volume. Other operating expenses include expenses directly related to the segments and expenses allocated to the segments based on historical usage factors.
(2)	Includes other property and casualty insurance and accident and health insurance from the Life insurance subsidiaries ($2,659, $4,770 and $4,550 for 2005, 2004 and 2003, respectively).

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule IV - Reinsurance

For the Years Ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2005
Life Insurance in Force	$2,234,858,000	$1,768,538,000	$69,619,000	$535,939,000	13.0%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$40,849,000	$31,861,000	$1,646,000	$10,634,000	15.5%
Property & Liability Insurance	649,407,000	80,917,000	52,740,000	621,230,000	8.5%

Total Premiums	$690,256,000	$112,778,000	$54,386,000	$631,864,000	8.6%

2004
Life Insurance in Force	$849,510,000	$453,806,000	$52,742,000	$448,446,000	11.8%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$40,121,000	$24,759,000	$643,000	$16,005,000	4.0%
Property & Liability Insurance	652,819,000	44,685,000	53,445,000	661,579,000	8.1%

Total Premiums	$692,940,000	$69,444,000	$54,088,000	$677,584,000	8.0%

2003
Life Insurance in Force	$935,018,000	$516,467,000	$59,923,000	$478,474,000	12.5%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$37,371,000	$23,322,000	$18,000	$14,067,000	0.1%
Property & Liability Insurance	607,160,000	39,355,000	56,166,000	623,971,000	9.0%

Total Premiums	$644,531,000	$62,677,000	$56,184,000	$638,038,000	8.8%

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule V - Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS (ADDITIONS)		BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2005:
Allowance For Losses	$826,000	$816	$50,816	(1)	$776,000
YEAR ENDED DECEMBER 31, 2004:
Allowance For Losses	$826,000	$43,543	$43,543	(1)	$826,000
YEAR ENDED DECEMBER 31, 2003:
Allowance For Losses	$826,000	$49,127	$49,127	(1)	$826,000

NOTES:

(1)	Accounts written off are net of recoveries.

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

For the Years Ended December 31, 2005, 2004 and 2003

(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted in Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
							Current Year	Prior Years
Consolidated Property-Casualty Subsidiaries
2005	$81,139	$239,811	$—	$362,546	$621,235	$35,039	$317,978	$(36,375)	$195,461	$299,839	$619,267

2004	$82,361	$219,370	$—	$351,031	$661,579	$32,628	$359,504	$(17,551)	$195,468	$325,129	$671,985

2003	$78,749	$192,278	$—	$334,189	$623,976	$30,051	$374,580	$12,031	$173,155	$352,717	$616,709

Note: Certain amounts above will not agree with Schedule III because other insurance amounts in Schedule III include life and accident and health insurance.