Form 10-Q
period 2006-03-31
MIDLAND CO
filed 2006-05-08
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

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

The number of common shares outstanding as of May 3, 2006 was 19,039,907.

PART I.

ITEM I. FINANCIAL INFORMATION

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

Amounts in 000’s

	(Unaudited) March 31, 2006	December 31, 2005
ASSETS
MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $739,425 at March 31, 2006 and $743,354 at December 31, 2005)	$740,318	$751,651
Equity (cost, $108,755 at March 31, 2006 and $109,020 at December 31, 2005)	199,477	195,445

Total	939,795	947,096

CASH	4,281	3,368

ACCOUNTS RECEIVABLE - NET	133,115	137,125

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	125,649	132,737

PROPERTY, PLANT AND EQUIPMENT - NET	91,034	89,888

DEFERRED INSURANCE POLICY ACQUISITION COSTS	86,471	88,374

OTHER ASSETS	28,246	29,525

TOTAL ASSETS	$1,408,591	$1,428,113

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

Amounts in 000’s

	(Unaudited) March 31, 2006	December 31, 2005
LIABILITIES & SHAREHOLDERS’ EQUITY
UNEARNED INSURANCE PREMIUMS	$391,987	$395,007

INSURANCE LOSS RESERVES	229,950	254,660

INSURANCE COMMISSIONS PAYABLE	45,577	41,900
FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	12,661	11,655

LONG-TERM DEBT	67,457	67,766

OTHER NOTES PAYABLE	7,965	20,005

DEFERRED FEDERAL INCOME TAX	37,263	38,350

OTHER PAYABLES AND ACCRUALS	84,989	90,393

JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	901,849	943,736

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 19,040 shares at March 31, 2006 and 18,964 shares at December 31, 2005 after deducting treasury stock of 3,966 shares and 4,042 shares, respectively)	959	959
Additional paid-in capital	60,191	57,061
Retained earnings	432,479	411,210
Accumulated other comprehensive income	55,842	57,863
Treasury stock - at cost	(42,729)	(42,716)

TOTAL SHAREHOLDERS’ EQUITY	506,742	484,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,408,591	$1,428,113

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Amounts in 000’s except per share data

	2006	2005
REVENUES:
Premiums earned	$159,227	$165,591
Other insurance income	3,177	3,242
Net investment income	10,280	9,926
Net realized investment gains	2,467	803
Transportation	11,781	10,804

Total	186,932	190,366

COSTS AND EXPENSES:
Losses and loss adjustment expenses	60,898	62,939
Commissions and other policy acquisition costs	54,221	57,702
Operating and administrative expenses	28,849	27,378
Transportation operating expenses	9,472	10,130
Interest expense	1,379	1,462

Total	154,819	159,611

INCOME BEFORE FEDERAL INCOME TAX	32,113	30,755
PROVISION FOR FEDERAL INCOME TAX	9,678	9,611

NET INCOME	$22,435	$21,144

BASIC EARNINGS PER SHARE OF COMMON STOCK	$1.18	$1.12

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$1.15	$1.08

CASH DIVIDENDS PER SHARE OF COMMON STOCK - DECLARED	$.06125	$.05625

See notes to condensed consolidated financial statements.

Prior quarter results have been adjusted to reflect the retrospective application of FAS 123(R ) in the 4th quarter of 2005.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Unaudited)

Amounts in 000’s

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income	Treasury Stock	Total	Compre- hensive Income
BALANCE, DECEMBER 31, 2004	$959	$51,184	$350,141	$73,027	$(43,035)	$432,276
Comprehensive income:
Net income			21,144			21,144	$21,144
Decrease in unrealized gain on marketable securities, net of related income tax effect of $7,964				(14,797)		(14,797)	(14,797)
Other, net of federal income tax of $79				139		139	139

Total comprehensive income							$6,486

Purchase of treasury stock					(746)	(746)
Issuance of treasury stock for options exercised and employee savings plan		1,315			850	2,165
Cash dividends declared			(1,061)			(1,061)
Federal income tax benefit related to the exercise or granting of stock awards		150				150
Stock Option Expense		625				625

BALANCE, MARCH 31, 2005	$959	$53,274	$370,224	$58,369	$(42,931)	$439,895

BALANCE, DECEMBER 31, 2005	$959	$57,061	$411,210	$57,863	$(42,716)	$484,377
Comprehensive income:
Net income			22,435			22,435	$22,435
Decrease in unrealized gain on marketable securities, net of related income tax effect of $1,088				(2,021)		(2,021)	(2,021)

Total comprehensive income							$20,414

Purchase of treasury stock					(1,208)	(1,208)
Issuance of treasury stock for options exercised and employee savings plan		2,099			1,195	3,294
Cash dividends declared			(1,166)			(1,166)
Federal income tax benefit related to the exercise or granting of stock awards		137				137
Stock Option Expense		894				894

BALANCE, MARCH 31, 2006	$959	$60,191	$432,479	$55,842	$(42,729)	$506,742

See notes to condensed consolidated financial statements.

Prior quarter results have been adjusted to reflect the retrospective application of FAS 123(R) in the 4th quarter of 2005.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE-MONTHS ENDED MARCH 31, 2006 AND 2005

Amount in 000’s

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,435	$21,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,421	2,448
Stock-based compensation	1,344	1,045
Net realized investment gains	(1,975)	(1,541)
Changes in:
Unearned insurance premiums	(3,020)	(11,595)
Deferred insurance policy acquisition costs	1,903	3,127
Reinsurance recoverables and prepaid
reinsurance premiums	7,088	(1,796)
Net accounts receivable	4,010	(869)
Insurance loss reserves	(24,710)	(12,280)
Funds held under reinsurance
agreements and reinsurance payables	1,006	3,168
Other accounts payable and accruals	(4,027)	(812)
Other assets	1,279	(548)
Insurance commissions payable	3,677	4,096
Other-net	643	1,241

Net cash provided by operating activities	12,074	6,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(130,711)	(79,974)
Sale of marketable securities	121,433	68,509
Decrease (increase) in cash equivalent marketable securities	11,100	(585)
Maturity of marketable securities	3,558	20,451
Acquisition of property, plant and equipment	(3,578)	(2,226)
Proceeds from sale of property, plant and equipment	157	92

Net cash provided by investing activities	1,959	6,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in net short-term borrowings	(12,040)	(12,406)
Issuance of treasury stock	1,410	1,010
Dividends paid	(1,067)	(964)
Purchase of treasury stock	(1,208)	(746)
Repayment of long-term debt	(309)	(413)
Excess tax benefits from exercise of stock options	94	28

Net cash used in financing activities	(13,120)	(13,491)

NET INCREASE (DECREASE) IN CASH	913	(396)

CASH AT BEGINNING OF PERIOD	3,368	6,858

CASH AT END OF PERIOD	$4,281	$6,462

INTEREST PAID	$1,432	$1,421
INCOME TAXES PAID	$3,500	$—

See notes to the condensed consolidated financial statements.

Prior quarter results have been adjusted to reflect the retrospective application of FAS 123(R ) in the 4th quarter of 2005.

THE MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2005 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in Midland’s Annual Report on Form 10-K.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Three months ended March 31:
2006	18,986	19,511

2005	18,829	19,508

3. INCOME TAXES

The federal income tax provisions for the three-month periods ended March 31, 2006 and 2005 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	2006	2005
Federal income tax at statutory rate	$11,239	$10,764

Tax effect of:
Tax exempt interest and excludable dividend income	(1,944)	(1,220)
Other - net	383	67

Provision for federal income tax	$9,678	$9,611

4. SEGMENT DISCLOSURES

Since the Company’s annual report for 2005, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2006 and 2005 is as follows (000’s):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$96,300	$14,433	n/a	$100,464	$15,957
Recreational casualty	n/a	24,680	6,468	n/a	27,793	7,927
Financial institutions	n/a	21,983	1,181	n/a	21,513	2,193
All other insurance	n/a	19,441	6,984	n/a	19,063	4,598
Unallocated insurance	$1,292,078	—	2,349	$1,229,918	—	469
Transportation	49,509	11,781	2,261	36,556	10,804	584
Corporate and all other	113,669	—	(1,563)	102,206	—	(973)
Intersegment Eliminations	(46,665)	—	—	(35,483)	—	—

Total	$1,408,591	$174,185	$32,113	$1,333,197	$179,637	$30,755

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were insignificant for the first quarters of 2006 and 2005.

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

5. STOCK OPTIONS AND AWARD PLANS

During the fourth quarter of 2005, the Company elected to early adopt SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) under the modified retrospective approach, restating only prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered, that were outstanding as of January 1, 2005, are being recognized as the requisite service is rendered on or after January 1, 2005 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated previously for pro forma disclosures. The Company recognized $894,000 of expense related to stock options in the first quarter of 2006 compared to $625,000 in the first quarter of 2005.

The Company also has a performance stock award program. Under this program, shares vest after a three-year performance measurement period and will only be awarded if pre-established performance levels have been achieved. The expected fair value of these awards is charged to compensation expense over the performance period. The Company recognized $450,000 of expense related to performance stock awards in the first quarter of 2006 compared to $420,000 in the first quarter of 2005.

6. DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2006 and 2005, Midland’s investment portfolio included approximately $31.7 million and $45.0 million, respectively, of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three-month periods ended March 31, 2006 and 2005, Midland recorded pre-tax realized gains (losses) on these securities of $492,000 and $(738,000), respectively.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps matured on December 1, 2005. The swaps qualified as cash flow hedges and were deemed to be 100% effective and thus the changes in the fair value of the swap agreements were recorded as a separate component of shareholders’ equity and had no income statement impact. At March 31, 2005, the derivative losses recorded in Other Comprehensive Income, net of deferred taxes, amounted to $139,000. As the swaps matured in 2005, there was no impact on Comprehensive Income for the first quarter of 2006.

7. DEFINED BENEFIT PENSION PLANS

Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the three-month periods ended March 31, 2006 and 2005 are (000’s):

	For the Three Months Ended March 31
	2006	2005
Service cost	$227	$221
Interest cost	431	404
Expected return on assets	(405)	(393)
Amortization of prior service cost	8	8
Amortization of net loss	119	74

Net periodic benefit cost	$380	$314

The Company paid its required cash contribution of approximately $0.6 million for the 2005 plan year, which was due in 2006, during 2005. The Company intends to pay its required cash contribution for the 2006 plan year in 2007.

8. RELATED PARTY TRANSACTIONS

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at March 31, 2006 was $8.0 million, $6.8 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 4.6% as of March 31, 2006, a rate that is considered to be competitive with the market rates offered for similar instruments.

9. NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The Company is currently assessing the impact of SFAS No. 155 on its consolidated financial position and results of operations.

ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2006 and beyond. In some cases you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions or the negative versions of such expressions. These forward-looking statements reflect Midland’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond Midland’s ability to control or predict. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company or its subsidiaries, changes in the business tactics or strategies of the Company, its subsidiaries or its current or anticipated business partners, the financial condition of the Company’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the Company or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. Midland qualifies all of its forward-looking statements by these cautionary statements.

INTRODUCTION

The Midland Company is a highly focused provider of specialty insurance products and services through its American Modern Insurance Group subsidiary (American Modern), which contributes approximately 94% of the Company’s revenues. The Company also maintains an investment in a niche river transportation business, M/G Transport Services, Inc. The Company has divided its insurance products into four distinct groups: residential property, recreational casualty, financial institutions, and all other insurance products. The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address these four reportable insurance segments and our transportation business. A summary description of the operations of each of these segments is included below.

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 44% of American Modern’s property and casualty and credit life direct and assumed written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

American Modern controls eight property and casualty insurance companies, two credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia.

M/G Transport operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries.

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS

Exposure Management

American Modern’s catastrophe reinsurance program is a significant aspect of our exposure management. Our 2006 reinsurance structure is similar to the 2005 program with a $3.0 million increase in retention, from $7 million to $10 million, and the purchase of an additional $40 million of protection on top of our previous $110 million cover. Due to the volatile weather patterns of 2005, we will absorb a significant increase in our base reinsurance cost in 2006 which will nearly double the base cost of 2005. This increase, along with the additional cover, will adversely impact our 2006 earnings per share by approximately 42 cents. We have already begun efforts to recoup these costs through appropriate rate increases and/or product changes. However, this is a process that takes some time, including additional time after state approvals to get the new rates and product changes into place within the renewal book and earned premium. These efforts will likely produce minimal benefit to our 2006 bottom line, and likely will not be fully realized until 2007.

Property and Casualty Profitability

For the first quarter of 2006, American Modern’s property and casualty combined ratio (losses and expenses as a percent of earned premium) was 88.8% compared to 88.6% in the first quarter of 2005. American Modern achieved these results despite the impact of increased reinsurance costs and higher catastrophe losses experienced in the quarter as compared to last year’s first quarter. The reinsurance cost increase reduced first quarter earnings by nine cents per share while the higher catastrophe losses reduced first quarter earnings by four cents per share. We continue to experience strong underwriting results from the manufactured housing line. The manufactured housing combined ratio was 89.7% in the first quarter of 2006 compared to 87.3% in the first quarter of 2005. We also experienced significant underwriting profit contributions from many of our other specialty product offerings including motorcycle, watercraft and excess and surplus lines.

Diversification – Growth of Non-Manufactured Housing Products

American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including site-built dwelling, collateral protection and mortgage fire – all of which grew in the high single digit to double digit range in the first quarter of 2006 as compared to last year’s first quarter. Collectively, our non-manufactured housing property and casualty premiums grew 9.1% in the first quarter of 2006 compared to the first quarter of 2005. Non-manufactured housing products represented 54% and 49% of American Modern’s property and casualty direct and assumed written premiums and pre-tax profit, respectively, for the first quarter of 2006.

RESULTS OF OPERATIONS

The Midland Company reported net income of $22.4 million, or $1.15 per diluted share, for the first quarter of 2006 compared with $21.1 million, or $1.08 per diluted share, for the first quarter of 2005. Revenue for the first quarter of 2006 was $186.9 million compared to $190.4 million in the first quarter of 2005.

Financial Highlights

(amounts in thousands except per share data)

	Three Months Ended March 31,
	2006	2005	%
Income Statement Data
Insurance Revenue	$175,151	$179,562	(2.5)%
Transportation Revenue	11,781	10,804	9.0%

Total Revenue	$186,932	$190,366	(1.8)%

Net Income	$22,435	$21,144

Balance Sheet Data
Cash & Invested Assets	$944,076	$946,984	(0.3)%
Total Assets	$1,408,591	$1,333,197	5.7%
Total Debt	$99,422	$103,087	(3.6)%
Shareholders’ Equity	$506,742	$439,894	15.2%
Common Shares Outstanding	19,040	18,862

Per Share Data
Net Income (Diluted)	$1.15	$1.08
Dividends Declared	$0.06125	$0.05625	8.9%
Market Value	$34.98	$31.51	11.0%
Book Value	$26.61	$23.32	14.1%

AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$175,108	$164,070	6.7%
Net Written Premium	$152,544	$151,499	0.7%
Combined Ratio Before Catastrophes	85.9%	86.6%
Catastrophe Effects on Combined Ratio	2.9%	2.0%
Combined Ratio	88.8%	88.6%

Overview of Revenues

The following chart provides detail related to the Company’s revenues for the three-month periods ended March 31, 2006 and 2005 ($000’s):

Revenues from external customers

	Three-Mos. Ended March 31,
	2006	2005
Insurance:
Residential property	$96,300	$100,464
Recreational casualty	24,680	27,793
Financial institutions	21,983	21,513
All other insurance	19,441	19,063

Total insurance	162,404	168,833

Net investment income	10,280	9,926

Net realized investment gains	2,467	803

Transportation	11,781	10,804

Total revenues	$186,932	$190,366

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the three-month periods ended March 31, 2006 and 2005 (millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our condensed consolidated statements of operations. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our condensed consolidated balance sheets.

	March 31, 2006			March 31, 2005
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$105.0	$96.0	$94.7	$99.5	$93.3	$99.0
Recreational Casualty	21.1	20.7	24.2	22.5	22.3	27.2
Financial Institutions	24.0	21.1	22.0	17.8	16.6	21.5
All Other Insurance	34.3	16.9	18.3	32.6	20.9	17.9

Total	$184.4	$154.7	$159.2	$172.4	$153.1	$165.6

For the first quarter of 2006, American Modern’s property and casualty direct and assumed written premiums increased 6.7% to $175.1 million compared to $164.1 in last year’s first quarter. Manufactured housing direct and assumed written premiums increased 4.1% to $81.0 million compared to $77.7 million in the first quarter of 2005. Manufactured housing premiums in our agency, dealer and manufacturer channels grew 7.2% over last year which was partially offset by the continued decline in our lender channel.

In addition to the growth in our manufactured housing line, we also experienced significant growth in several other product lines, including site-built dwelling, collateral protection and mortgage fire – all of which grew in the high single digit to double digit range. Collectively, our non-manufactured housing property and casualty premiums grew 9.1% in the first quarter of 2006 compared to last year’s first quarter.

Residential Property

The following chart is an overview of the results of operations of the company’s personal lines property products (in 000’s).

	March 31,
	2006	2005
Residential Property

Direct and Assumed Written Premiums	$105,068	$99,542	5.6%
Net Written Premiums	$96,023	$93,335	2.9%

Net Earned Premium	$94,747	$99,033	(4.3)%
Service Fees	1,553	1,431	8.5%

Total Revenues	$96,300	$100,464	(4.1)%

Pre-Tax Income	$14,433	$15,957

Manufactured housing direct and assumed written premiums increased 4.1% to $81.0 million compared to $77.7 million in the first quarter of 2005. Manufactured housing premiums in our agency, dealer and manufacturer channels grew 7.2% over last year which was partially offset by the continued decline in our lender channel as several institutional partners are no longer making new manufactured housing loans. Site-built dwelling premiums increased 9.3% in the first quarter of 2006 to $23.1 million compared to $21.2 million in 2005. The manufactured housing combined ratio was 89.7% in the first quarter of 2006 compared to 87.3% in the first quarter of 2005. The site-built dwelling combined ratio increased to 104.3% in the first quarter of 2006 compared to 102.2% in last year’s first quarter.

Recreational Casualty

The following chart is an overview of the results of operations of the company’s personal lines casualty products (in 000s).

	March 31,
	2006	2005
Recreational Casualty

Direct and Assumed Written Premiums	$21,105	$22,520	(6.3)%
Net Written Premiums	$20,719	$22,324	(7.2)%

Net Earned Premium	$24,236	$27,192	(10.9)%
Service Fees	444	601	(26.1)%

Total Revenues	$24,680	$27,793	(11.2)%

Pre-Tax Income	$6,468	$7,927

Direct and assumed written premiums for our casualty products decreased due primarily to motorcycle premiums decreasing to $7.4 million in the first quarter of 2006 compared to $8.2 million in the first quarter of 2005. The combined ratio for the motorcycle product was 81.9% in the first quarter of 2006 compared to 69.2% in the first quarter of 2005.

Financial Institutions

The following chart is an overview of the results of operations of the company’s financial services insurance products (in 000s).

	March 31,
	2006	2005
Financial Institutions

Direct and Assumed Written Premiums	$23,970	$17,805	34.6%
Net Written Premiums	$21,108	$16,595	27.2%

Net Earned Premium/Total Revenues	$21,983	$21,513	2.2%

Pre-Tax Income	$1,181	$2,193

The increase in gross written premiums for our financial institutions insurance products was driven by the collateral protection, debt cancellation and mortgage fire products which increased $2.2 million, $1.6 million and $1.5 million, respectively, compared to the first quarter of 2005. Profitability decreased due primarily to the mortgage fire product combined ratio which increased to 92.5% compared to 82.6% in the comparable 2005 quarter.

All Other Insurance

The	following chart is an overview of the results of operations of the company’s other insurance products (in 000s).

	March 31,
	2006	2005
All Other Insurance

Direct and Assumed Written Premiums	$34,286	$32,567	5.3%
Net Written Premiums	$16,842	$20,865	(19.3)%

Net Earned Premium	$18,263	$17,855	2.3%
Agency Revenues	1,176	1,187	(0.9)%
Service Fees	2	21	(90.5)%

Total Revenues	$19,441	$19,063	2.0%

Pre-Tax Income	$6,984	$4,598

American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in gross written premiums in the first quarter of 2006 compared to the first quarter of 2005. Excess and surplus lines direct and assumed written premiums increased to $16.0 million in the first quarter of 2006 from $15.5 million in the first quarter of 2005. Credit life direct and assumed written premiums increased $0.9 million to $9.3 million in 2006 from $8.4 million in 2005.

Profitability increased in 2006 compared to 2005 due partially to improved results across several of our smaller commercial lines products combined with favorable development related to our discontinued lines.

Midland Consolidated

Investment Income and Realized Capital Gains

Net investment income increased to $10.3 million in the first quarter of 2006 from $9.9 million in the prior year’s first quarter. This slight increase is due primarily to the increase in the annualized pre-tax equivalent investment yield. The annualized pre-tax equivalent investment yield, on a cost basis, of Midland’s fixed income portfolio was 5.7% in the first three months of 2006 compared to 5.1% in the comparable prior period.

Realized investment gains and losses are comprised of three items; capital gains and losses from the sale of securities, derivative features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$1,975	$1,284	$0.06	$1,541	$1,002	$0.05
Derivatives	492	320	0.02	(738)	(480)	(0.03)

Total Realized Investment Gains	$2,467	$1,604	$0.08	$803	$522	$0.02

The Company experienced no other-than-temporary impairments during the first three months of 2006 or the first three months of 2005.

Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.

M/G Transport

M/G Transport, Midland’s transportation subsidiary, reported revenues for the first quarter of 2006 of $11.8 million compared to $10.8 million in the prior year’s first quarter. Pre-tax operating profit was $2.3 million in the current quarter as compared to $0.6 million in the prior year’s first quarter. The increase in transportation revenues and pre-tax operating profit is primarily due to an improved freight rate environment.

Outlook

Given the results of the first quarter ended March 31, 2006, we anticipate a property and casualty combined ratio, assuming normal weather, in the range of 93.5 to 95.0 percent for 2006, noting that weather patterns and seasonal products such as motorcycle and watercraft tend to increase the combined ratio during the second and third quarters. However, in the second quarter of 2005, we benefited from a very light level of catastrophe losses, which were approximately 25 cents per share (after-tax) below what we would consider a normal level. In the first few weeks of April 2006, our catastrophe losses have already exceeded the catastrophe losses experienced in the entire second quarter of 2005. Consequently, it would not be a surprise if our 2006 second quarter earnings are below our second quarter 2005 results. Conversely, in the third quarter of 2005, we experienced an abnormally high level of catastrophe losses and we would anticipate, given weather patterns closer to normal, our 2006 third quarter results to exceed our third quarter 2005 earnings. Management also projects investment income to increase moderately. The Company anticipates that this level of underwriting profit and investment income should translate to net income in the range of $2.98 to $3.28 per share (diluted), which would include the after-tax impact of $0.08 per share (diluted) from realized investment gains. In terms of growth, we anticipate full year top line growth in the low to mid-single digit range, which is in line with our previous top line growth expectations.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Aggregate Contractual Obligations and Off Balance Sheet Arrangements

We have certain obligations and commitments to make future payments under contracts. As of March 31, 2006, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Long-term debt	$91,457	$1,274	$58,291	$31,892
Other notes payable	7,965	7,965	—	—
Annual commitments under non-cancelable leases	6,024	1,201	2,602	2,221
Purchase obligations	63,246	45,551	17,695	—
Other obligations	218	218	—	—
Insurance policy loss reserves	229,950	131,072	83,932	14,946

Total	$398,860	$187,281	$162,520	$49,059

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

The Company is currently in the process of significantly expanding its headquarters. The expansion, which is scheduled for completion in September 2007, will add approximately 205,000 square feet of new office space and will expand an existing training center by approximately 20,000 square feet. The new facility, which is expected to cost approximately $29 million (included in the purchase obligations line in the above table), will be financed through short term debt borrowings during the construction phase. The Company is currently considering various financing options for the building after construction is completed.

The Company has entered into a contract to purchase 80 barges for its river transportation operations. The purchases will begin in the second half of 2006 and continue through the first quarter of 2007 and will cost approximately $30 million. In April 2006, the Company entered into another contract to purchase an additional 20 barges for its river transportation operations. The obligation related to these barges, approximately $8.7 million due in the fourth quarter of 2007, is not included in the above table as the contract was finalized subsequent to March 31, 2006. The Company is evaluating various financing options related to both of these barge purchase contracts.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during the first three months of 2006 and a total of 586,000 shares remain authorized for repurchase under terms of this authority. On April 27, 2006, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2008. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the three-month period ended March 31, 2006, the Company repurchased approximately $0.8 million of treasury shares in connection with associate stock incentive programs.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of March 31, 2006, Midland had $8.0 million of commercial paper debt outstanding, $6.8 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 4.6% as of March 31, 2006, a rate that management considers to be competitive with the market rates offered for similar instruments. As of March 31, 2006, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, none of which was outstanding. These short-term borrowings decreased $14.0 million since December 31, 2005. Proceeds derived from the sale or maturity of marketable securities were used to reduce these short-term borrowings. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months.

The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of March 31, 2006, the outstanding balance of this mortgage was $13.9 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly interest payments are required until maturity in December 2007. The effective interest rate on this obligation is based on LIBOR plus 1% and was 5.76% at March 31, 2006.

During the second quarter of 2004, Midland, through wholly owned trusts, issued $24.0 million of junior subordinated debt securities ($12.0 million on April 29 and $12.0 million on May 26). These transactions were part of the Company’s participation in pooled trust preferred offerings. The proceeds from these transactions were used to increase the capital of the insurance subsidiaries to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable after five years. The interest related to the debt is variable in nature and was 8.27% at March 31, 2006. The debt contains certain provisions which are typical and customary for this type of security.

Investment in Marketable Securities

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) decreased 0.8% to $939.8 million at March 31, 2006 from $947.1 million at December 31, 2005. This decrease was due primarily to a $3.1 million decrease in unrealized appreciation in the market value of securities held combined with repayments of short-term debt. The decrease in the unrealized appreciation was due to a $7.4 million decrease in unrealized appreciation related to the fixed income portfolio partially offset by a $4.3 million increase in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, increased to $75.0 million in market value as of March 31, 2006 from $73.5 million as of December 31, 2005.

Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of March 31, 2006

	Unrealized Gain (Loss)	Fair Value	# of Positions
Fixed Income Securities

Total held in a gain position	$8,910	$314,031	388

Held in a loss position for less than 3 months	(2,221)	197,580	212

Held in a loss position for more than 3 months and less than 9 months	(3,824)	168,678	160

Held in a loss position for more than 9 months and less than 18 months	(1,119)	31,935	59

Held in a loss position for more than 18 months	(854)	19,515	33

Fixed income total	$892	$731,739	852

	Unrealized Gain (Loss)	Fair Value	# of Positions
Equity Securities

Total held in a gain position	$92,172	$182,504	161

Held in a loss position for less than 3 months	(307)	6,330	14

Held in a loss position for more than 3 months and less than 9 months	(789)	3,901	10

Held in a loss position for more than 9 months and less than 18 months	(293)	4,896	5

Held in a loss position for more than 18 months	(61)	870	2

Equity total	$90,722	$198,501	192

Total per above	$91,614	$930,240	1,044

Accrued interest and dividends	—	9,555

Total per balance sheet	$91,614	$939,795

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at March 31, 2006. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.

The average duration of Midland’s fixed income security investment portfolio as of March 31, 2006 was 5.2 years which management believes provides adequate asset/liability matching. The duration has increased to 5.2 years from 4.4 years as of March 31, 2005 as Midland has increased its investment in longer term municipal bonds.

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

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $2.6 million for the first three months of 2006 and a total of $32.9 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures in the range of $25 million to $35 million over the next three years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK®’s software development costs was $22.2 million at March 31, 2006.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of March 31, 2006, there was $36.0 million outstanding under these facilities.

At March 31, 2006, Midland’s accounts receivable decreased 2.9% to $133.1 million compared to $137.1 million at December 31, 2005. Accounts receivable are primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 62% of American Modern’s accounts receivables relate to premium due directly from policyholders as of March 31, 2006. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures.

Reinsurance recoverables and prepaid reinsurance premiums remained relatively constant at March 31, 2006 compared to December 31, 2005 and consisted of the following amounts (amounts in 000’s):

	March 31, 2006	December 31, 2005
Prepaid reinsurance premiums	51,071	49,549
Reinsurance recoverable – unpaid losses	62,411	62,241
Reinsurance recoverable – paid losses	12,167	20,947

Total	$125,649	$132,737

Unearned insurance premiums decreased to $392.0 million at March 31, 2006 compared to $395.0 million at December 31, 2005. American Modern typically generates less written premiums in the first and fourth quarters and more written premiums in the second and third quarters. As such, it is expected that premiums earned in the first quarter will outpace premiums written resulting in a decrease in unearned premiums.

The $24.7 million decrease in insurance loss reserves at March 31, 2006 compared to December 31, 2005 is due primarily to the payment of claims during the first quarter combined with favorable loss experience during the quarter.

The following table provides additional detail surrounding the Company’s insurance policy loss reserves at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Gross case base loss reserves:
Residential property	$44,589	$57,845
Recreational casualty	26,341	34,742
Financial institutions	10,381	10,289
All other insurance	60,351	58,516
Gross loss reserves incurred but not reported	55,449	54,896
Outstanding checks and drafts	32,839	38,372

Total insurance loss reserves	$229,950	$254,660

Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.

Transportation

M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of March 31, 2006, the transportation subsidiaries had $17.6 million of collateralized equipment obligations outstanding. Like the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

OTHER MATTERS

Comprehensive Income

The only differences between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement. For the three-month periods ended March 31, 2006 and 2005, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Three Months Ended March 31,
	2006	2005
Changes in net unrealized capital gains:
Equity securities	$2,792	$(5,689)
Fixed income securities	(4,813)	(9,108)
Changes in fair value of interest rate swap hedge	—	139

Total	$(2,021)	$(14,658)

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period. Changes in the fair value of the interest rate swap agreement were predicated on the current interest rate environment relative to the fixed rate of the swap agreement.

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

The recorded insurance loss reserves at the balance sheet date represent the Company’s best estimate, based on historical patterns, of its liabilities at that date. Management, along with the Company’s internal actuaries, periodically reviews the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements. Additionally, management compares the Company’s estimate of loss reserves to ranges prepared by its external consulting actuaries to ensure that such estimates are within the actuaries’ acceptable range. The external actuaries perform an extensive review of loss reserves at year end along with a higher level review throughout the year to ensure that the recorded loss reserves appear reasonable. At December 31, 2005, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $148.1 million. The Company’s estimate was affirmed by the actuaries’ estimated range for net loss reserves of $134.0 million to $153.0 million at December 31, 2005. At March 31, 2006, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $129.3 million.

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

Reinsurance Risks

In order to limit its exposure to certain levels of risks, the Company cedes varying portions of its written premiums to other insurance companies. As such, the Company limits its loss exposure to that portion of the insurable risk it retains. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. However, if a reinsurer fails to honor its obligations, American Modern could suffer additional losses as the reinsurance contracts do not relieve American Modern of its obligations to policyholders. American Modern and its independent reinsurance broker regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. As of March 31, 2006, approximately 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A-” or higher.

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

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At March 31, 2006, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgement we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by selling the security and reinvesting the proceeds, the managers may do so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other-than-temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At March 31, 2006, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

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

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The Company is currently assessing the impact of SFAS No. 155 on its consolidated financial position and results of operations.

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

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 5.2 year duration of the Company’s fixed income portfolio as of March 31, 2006, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $740.3 million fixed income portfolio by 5.2%, or $38.5 million.

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of March 31, 2006, the Company had $199.5 million in equity holdings, including $75.0 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $7.5 million. As of March 31, 2006, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 0.95. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 9.5%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Midland Company

Cincinnati, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries (the “Corporation”) as of March 31, 2006, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2006, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment, effective January 1, 2005). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Cincinnati, Ohio

May 5, 2006

PART II. OTHER INFORMATION

THE MIDLAND COMPANY AND SUBSIDIARIES

MARCH 31, 2006

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
No material changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None

b) None

c)      During the three-month period ended March 31, 2006, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the three-month period ended March 31, 2006, the Company acquired 25,615 shares in private transactions from employees in connection with its stock incentive plans. Such transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 10,236 shares from the Plan during the three-month period ended March 31, 2006.

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

THE MIDLAND COMPANY

Date May 5, 2006	/s/ John I. Von Lehman
John I. Von Lehman, Executive Vice President,
Chief Financial Officer and Secretary