Form 10-Q
period 2006-06-30
MIDLAND CO
filed 2006-08-08
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of common shares outstanding as of August 3, 2006 was 19,095,806.

PART I.

ITEM I. FINANCIAL INFORMATION

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

Amounts in 000’s

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $744,415 at June 30, 2006 and $743,354 at December 31, 2005)	$736,103	$751,651
Equity (cost, $112,511 at June 30, 2006 and $109,020 at December 31, 2005)	201,800	195,445

Total	937,903	947,096

CASH	6,371	3,368

ACCOUNTS RECEIVABLE - NET	146,205	137,125

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	116,594	132,737

PROPERTY, PLANT AND EQUIPMENT - NET	98,809	89,888

DEFERRED INSURANCE POLICY ACQUISITION COSTS	92,771	88,374

OTHER ASSETS	31,113	29,525

TOTAL ASSETS	$1,429,766	$1,428,113

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

Amounts in 000’s

	(Unaudited) June 30, 2006	December 31, 2005
LIABILITIES & SHAREHOLDERS’ EQUITY

UNEARNED INSURANCE PREMIUMS	$419,959	$395,007

INSURANCE LOSS RESERVES	220,062	254,660

INSURANCE COMMISSIONS PAYABLE	42,844	41,900

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	14,843	11,655

LONG-TERM DEBT	67,145	67,766

OTHER NOTES PAYABLE	9,330	20,005

DEFERRED FEDERAL INCOME TAX	33,540	38,350

OTHER PAYABLES AND ACCRUALS	87,637	90,393

JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	919,360	943,736

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 19,089 shares at June 30, 2006 and 18,964 shares at December 31, 2005 after deducting treasury stock of 3,917 shares and 4,042 shares, respectively)	959	959
Additional paid-in capital	61,806	57,061
Retained earnings	441,115	411,210
Accumulated other comprehensive income	48,928	57,863
Treasury stock - at cost	(42,402)	(42,716)

TOTAL SHAREHOLDERS’ EQUITY	510,406	484,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,429,766	$1,428,113

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Amounts in 000’s (except per share information)

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2006	2005	2006	2005
REVENUES:

Premiums earned	$321,500	$325,280	$162,273	$159,689
Other insurance income	6,463	6,394	3,286	3,152
Net investment income	20,504	20,119	10,224	10,193
Net realized investment gains	4,398	2,216	1,931	1,413
Transportation	24,240	22,695	12,459	11,891

Total	377,105	376,704	190,173	186,338

COSTS AND EXPENSES:

Losses and loss adjustment expenses	152,839	134,710	91,941	71,771
Commissions and other policy acquisition costs	97,929	102,045	43,708	44,343
Operating and administrative expenses	58,313	56,025	29,464	28,647
Transportation operating expenses	20,468	20,544	10,996	10,414
Interest expense	2,735	3,079	1,356	1,617

Total	332,284	316,403	177,465	156,792

INCOME BEFORE FEDERAL INCOME TAX	44,821	60,301	12,708	29,546
PROVISION FOR FEDERAL INCOME TAX	12,581	18,707	2,903	9,096

NET INCOME	$32,240	$41,594	$9,805	$20,450

BASIC EARNINGS PER SHARE OF COMMON STOCK:	$1.70	$2.21	$0.51	$1.08

DILUTED EARNINGS PER SHARE OF COMMON STOCK:	$1.65	$2.13	$0.50	$1.05

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.12250	$0.11250	$0.06125	$0.05625

2005 results have been adjusted to reflect the retrospective application of FAS 123(R),

    which the Company adopted in the 4th quarter of 2005.

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Unaudited)

Amounts in 000’s

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income	Treasury Stock	Total	Compre- hensive Income
BALANCE, DECEMBER 31, 2004	$959	$51,184	$350,141	$73,027	$(43,035)	$432,276
Comprehensive income:
Net income			41,594			41,594	$41,594
Decrease in unrealized gain on marketable securities, net of related income tax effect of $3,951				(7,338)		(7,338)	(7,338)
Other, net of federal income tax of $109				201		201	201

Total comprehensive income							$34,457

Purchase of treasury stock					(787)	(787)
Issuance of treasury stock for options exercised and employee savings plan		1,952			1,284	3,236
Cash dividends declared			(2,125)			(2,125)
Federal income tax benefit related to the exercise or granting of stock awards		282				282
Stock Option Expense		1,062				1,062

BALANCE, JUNE 30, 2005	$959	$54,480	$389,610	$65,890	$(42,538)	$468,401

BALANCE, DECEMBER 31, 2005	$959	$57,061	$411,210	$57,863	$(42,716)	$484,377
Comprehensive income:
Net income			32,240			32,240	$32,240
Decrease in unrealized gain on marketable securities, net of related income tax effect of $4,810				(8,935)		(8,935)	(8,935)

Total comprehensive income							$23,305

Purchase of treasury stock					(1,492)	(1,492)
Issuance of treasury stock for options exercised and employee savings plan		2,944			1,806	4,750
Cash dividends declared			(2,335)			(2,335)
Federal income tax benefit related to the exercise or granting of stock awards		361				361
Stock Option Expense		1,440				1,440

BALANCE, JUNE 30, 2006	$959	$61,806	$441,115	$48,928	$(42,402)	$510,406

See notes to condensed consolidated financial statements.

2005 results have been adjusted to reflect the retrospective application of FAS 123(R),

    which the Company adopted in the 4th quarter of 2005.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX-MONTHS ENDED JUNE 30, 2006 AND 2005

Amount in 000’s

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,240	$41,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,005	4,888
Stock-based compensation	2,340	2,124
Net realized investment gains	(3,514)	(2,691)
Changes in:
Unearned insurance premiums	24,952	2,865
Deferred insurance policy acquisition costs	(4,397)	(394)
Reinsurance recoverables and prepaid reinsurance premiums	16,143	3,683
Net accounts receivable	(9,080)	(33,804)
Insurance loss reserves	(34,598)	(17,056)
Funds held under reinsurance agreements and reinsurance payables	3,187	2,696
Other accounts payable and accruals	(1,685)	27,466
Other assets	(1,787)	1,181
Insurance commissions payable	944	2,895
Other-net	455	1,882

Net cash provided by operating activities	30,205	37,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(208,360)	(232,003)
Sale of marketable securities	183,380	208,615
Decrease (increase) in cash equivalent marketable securities	10,504	(25,022)
Maturity of marketable securities	12,810	38,328
Acquisition of property, plant and equipment	(13,758)	(18,830)
Proceeds from sale of property, plant and equipment	204	145

Net cash used in investing activities	(15,220)	(28,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in net short-term borrowings	(10,675)	(20,185)
Issuance of treasury stock	2,772	2,081
Dividends paid	(2,233)	(2,025)
Purchase of treasury stock	(1,492)	(787)
Issuance (repayment) of long-term debt	(621)	10,114
Excess tax benefits from exercise of stock options	267	97

Net cash used in financing activities	(11,982)	(10,705)

NET INCREASE (DECREASE) IN CASH	3,003	(2,143)

CASH AT BEGINNING OF PERIOD	3,368	6,858

CASH AT END OF PERIOD	$6,371	$4,715

INTEREST PAID	$3,049	$2,909
INCOME TAXES PAID	$18,050	$16,600

See notes to the condensed consolidated financial statements.

2005 results have been adjusted to reflect the retrospective application of FAS 123(R),

    which the Company adopted in the 4th quarter of 2005.

THE MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2005 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the six and three month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in Midland’s Annual Report on Form 10-K.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Six months ended June 30:
2006	19,020	19,557

2005	18,859	19,538

Three months ended June 30:
2006	19,055	19,585

2005	18,886	19,565

3. INCOME TAXES

The federal income tax provisions for the six and three month periods ended June 30, 2006 and 2005 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2006	2005	2006	2005
Federal income tax at statutory rate	$15,687	$21,105	$4,448	$10,341

Tax effect of:
Tax exempt interest and excludable dividend income	(3,894)	(2,521)	(1,950)	(1,301)
Other - net	788	123	405	56

Provision for federal income tax	$12,581	$18,707	$2,903	$9,096

4. SEGMENT DISCLOSURES

Since the Company’s annual report for 2005, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2006 and 2005 is as follows (000’s):

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$195,090	$13,304	n/a	$200,233	$32,912
Recreational casualty	n/a	49,224	7,860	n/a	54,816	10,245
Financial institutions	n/a	43,921	5,183	n/a	38,414	4,559
All other insurance	n/a	39,728	14,549	n/a	38,211	12,109
Unallocated insurance	$1,313,849	—	4,160	$1,292,620	—	1,575
Transportation	51,302	24,240	3,648	46,277	22,695	1,975
Corporate and all other	110,918	—	(3,883)	95,590	—	(3,074)
Intersegment Eliminations	(46,303)	—	—	(29,212)	—	—

Total	$1,429,766	$352,203	$44,821	$1,405,275	$354,369	$60,301

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$98,791	$(1,129)	n/a	$99,769	$16,955
Recreational casualty	n/a	24,544	1,392	n/a	27,023	2,318
Financial institutions	n/a	21,938	4,002	n/a	16,901	2,366
All other insurance	n/a	20,286	7,565	n/a	19,148	7,511
Unallocated insurance	$1,313,849	—	1,811	$1,292,620	—	1,106
Transportation	51,302	12,459	1,387	46,277	11,891	1,391
Corporate and all other	110,918	—	(2,320)	95,590	—	(2,101)
Intersegment Eliminations	(46,303)	—	—	(29,212)	—	—

Total	$1,429,766	$178,018	$12,708	$1,405,275	$174,732	$29,546

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were insignificant for the six and three month periods ended June 30, 2006 and 2005.

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

5. STOCK OPTIONS AND AWARD PLANS

During the fourth quarter of 2005, the Company elected to early adopt SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) under the modified retrospective approach, restating only prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered, that were outstanding as of January 1, 2005, are being recognized as the requisite service is rendered on or after January 1, 2005 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated previously for pro forma disclosures. For the six and three month periods ended June 30, 2006, the Company recognized $1,440,000 and $546,000, respectively, of expense related to stock options compared to $1,062,000 and $437,000 for the six and three month periods ended June 30, 2005, respectively.

The Company also has a performance stock award program. Under this program, shares vest after a three-year performance measurement period and will only be awarded if pre-established performance levels have been achieved. The expected fair value of these awards is charged to compensation expense over the performance period. The Company recognized $900,000 and $450,000 of expense related to performance stock awards for the six and three month periods ended June 30, 2006 compared to $1,062,000 and $642,000 for the six and three month periods ended June 30, 2005.

6. DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2006 and 2005, Midland’s investment portfolio included approximately $24.5 million and $39.4 million, respectively, of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the six and three month periods ended June 30, 2006, Midland recorded pre-tax realized gains on these securities of $884,000 and $392,000, respectively. For the six and three month periods ended June 30, 2005, Midland recorded pre-tax realized gains (losses) on these securities of $(475,000) and $263,000, respectively.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps matured on December 1, 2005. The swaps qualified as cash flow hedges and were deemed to be 100% effective and thus the changes in the fair value of the swap agreements were recorded as a separate component of shareholders’ equity and had no income statement impact. At June 30, 2005, the derivative gain recorded in Other Comprehensive Income, net of deferred taxes, amounted to $201,000. As the swaps matured in December 2005, there was no impact on Comprehensive Income for the period ended June 30, 2006.

7. DEFINED BENEFIT PENSION PLANS

Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the six and three month periods ended June 30, 2006 and 2005 are (000’s):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Service cost	$454	$442	$227	$221
Interest cost	862	808	431	404
Expected return on assets	(810)	(786)	(405)	(393)
Amortization of prior service cost	16	16	8	8
Amortization of net loss	238	148	119	74

Net periodic cost	$760	$628	$380	$314

The Company paid its required cash contribution of approximately $0.6 million for the 2005 plan year, which was due in 2006, during 2005. The Company also contributed an additional $1.0 million for the 2005 plan year during July 2006. Consequently, the Company has no additional required cash contribution for the 2006 plan year.

8. RELATED PARTY TRANSACTIONS

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at June 30, 2006 was $7.3 million, $6.4 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.14% as of June 30, 2006, a rate that is considered to be competitive with the market rates offered for similar instruments.

9. NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The Company is currently assessing the impact that SFAS No. 155 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 43% of American Modern’s property and casualty and credit life direct and assumed written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

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

Property and Casualty Profitability

For the second quarter of 2006, American Modern’s property and casualty combined ratio (losses and expenses as a percent of earned premium) was 100.1% compared to 89.9% in the second quarter of 2005. American Modern’s property and casualty combined ratio before the effects of catastrophe losses was 87.9% for the second quarter of 2006 compared to 87.1% in the second quarter of 2005. This increase reflects the impact of the Company’s higher reinsurance costs in 2006 compared to 2005. The Company’s pricing expertise and underwriting proficiency allowed for these consistent non-catastrophe underwriting results and we believe that the Company remains well positioned to achieve profitable growth in the upcoming years.

Diversification – Growth of Non-Manufactured Housing Products

American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including collateral protection, mortgage fire and excess and surplus lines– all of which grew over 10% in the first six months of 2006 as compared to last year’s first six months. Our direct and assumed written premiums also benefited from a strategic alliance with Homesite Insurance Company under which we assume a portion of their personal lines homeowners business through a quota share reinsurance contract. This alliance contributed $10 million in assumed written premiums during the second quarter of 2006 and is expected to contribute approximately $20 million for the full year of 2006. We also received final regulatory approval of our acquisition of Southern Pioneer Life Insurance Company in the first half of July 2006. This transaction is expected to contribute approximately $8 million of gross written premiums during the second half of 2006.

Collectively, our non-manufactured housing direct and assumed written premiums grew 16.6% in the first six months of 2006 compared to the first six months of 2005. Non-manufactured housing products represented 58% and 68% of American Modern’s direct and assumed written premiums and related pre-tax profit, respectively, for the first six months of 2006.

RESULTS OF OPERATIONS

The Midland Company reported net income of $9.8 million, or $0.50 per diluted share, for the second quarter of 2006 compared with $20.5 million, or $1.05 per diluted share, for the second quarter of 2005. Revenue for the second quarter of 2006 was $190.2 million compared to $186.3 million in the second quarter of 2005.

On a year to date basis, net income was $32.2 million, or $1.65 per diluted share, compared with $41.6 million, or $2.13 per diluted share, for the first six months of 2005. Revenue for the first six months of 2006 was $377.1 million compared to $376.7 million for the first half of 2005.

Financial Highlights

(amounts in thousands except per share data)

	Six Months Ended June 30,			Three Months Ended June 30,
	2006	2005	%	2006	2005	%
Income Statement Data
Insurance Revenue	$352,865	$354,009	(0.3)%	$177,714	$174,447	1.9%
Transportation Revenue	24,240	22,695	6.8%	12,459	11,891	4.8%

Total Revenue	$377,105	$376,704	0.1%	$190,173	$186,338	2.1%

Net Income	$32,240	$41,594		$9,805	$20,450

Balance Sheet Data
Cash & Invested Assets	$944,274	$975,659	(3.2)%
Total Assets	$1,429,766	$1,405,275	1.7%
Total Debt	$100,475	$105,835	(5.1)%
Shareholders’ Equity	$510,406	$468,401	9.0%
Common Shares Outstanding	19,089	18,908

Per Share Data
Net Income (Diluted)	$1.65	$2.13		$0.50	$1.05
Dividends Declared	$0.1225	$0.1125	8.9%	$0.06125	$0.05625	8.9%
Market Value	$37.98	$35.19	7.9%
Book Value	$26.74	$24.77	8.0%

AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$384,465	$347,516	10.6%	$209,357	$183,446	14.1%
Net Written Premium	$336,251	$323,817	3.8%	$183,707	$172,318	6.6%
Combined Ratio Before Catastrophes	86.9%	86.8%		87.9%	87.1%
Catastrophe Effects on Combined Ratio	7.6%	2.5%		12.2%	2.8%
Combined Ratio	94.5%	89.3%		100.1%	89.9%

Overview of Revenues

The following chart provides detail related to the Company’s revenues for the six and three month periods ended June 30, 2006 and 2005 ($000’s):

Revenues

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2006	2005	2006	2005
Insurance:
Residential property	195,090	200,233	98,791	99,769
Recreational casualty	49,224	54,816	24,544	27,023
Financial institutions	43,921	38,414	21,938	16,901
All other insurance	39,728	38,211	20,286	19,148

Total insurance	327,963	331,674	165,559	162,841

Net investment income	20,504	20,119	10,224	10,193

Net realized investment gains	4,398	2,216	1,931	1,413

Transportation	24,240	22,695	12,459	11,891

Total revenues	$377,105	$376,704	$190,173	$186,338

The insurance revenues in the above table include service fee revenues related to payment plans offered to American Modern’s policyholders.

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the six and three month periods ended June 30, 2006 and 2005 (millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our condensed consolidated statements of operations. Premiums for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are considered earned and are included in the financial results on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our condensed consolidated balance sheets.

	Six-Mos. Ended June 30, 2006			Six-Mos. Ended June 30, 2005
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$229.5	$208.0	$192.0	$209.6	$197.2	$197.4
Recreational Casualty	54.3	53.5	48.4	58.1	57.5	53.6
Financial Institutions	48.2	42.8	43.9	32.7	29.9	38.4
All Other Insurance	71.8	36.8	37.2	64.6	43.1	35.9

Total	$403.8	$341.1	$321.5	$365.0	$327.7	$325.3

	Three Mos. Ended June 30, 2006			Three Mos. Ended June 30, 2005
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$124.5	$112.0	$97.3	$110.1	$103.9	$98.4
Recreational Casualty	33.2	32.8	24.2	35.6	35.2	26.4
Financial Institutions	24.2	21.7	21.9	14.9	13.3	16.9
All Other Insurance	37.5	19.9	18.9	32.0	22.2	18.0

Total	$219.4	$186.4	$162.3	$192.6	$174.6	$159.7

For the second quarter of 2006, American Modern’s gross written premiums increased 13.9% to $219.4 million compared to $192.6 in last year’s second quarter. This increase was driven by strong organic growth of 8.7% in our property and casualty gross written premiums combined with the addition of a new strategic alliance with Homesite Insurance Company under which we assumed $10.0 million of personal lines homeowners business through a quota share reinsurance contract.

For the first six months of 2006, American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including collateral protection, mortgage fire and excess and surplus lines– all of which grew over 10% in the first six months of 2006 as compared to last year’s first six months. Manufactured housing gross written premiums increased 3.4% to $171.5 million compared to $165.8 million in the first six months of 2005.

Residential Property

The following chart is an overview of the results of operations of the Company’s residential property segment (in 000’s).

	Six-Mos. Ended June 30,			Three-Mos Ended June 30,
	2006	2005		2006	2005
Residential Property

Direct and Assumed Written Premiums	$229,494	$209,649	9.5%	$124,426	$110,107	13.0%
Net Written Premiums	$207,971	$197,243	5.4%	$111,948	$103,908	7.7%

Net Earned Premium	$192,001	$197,366	(2.7)%	97,254	98,333	(1.1)%
Service Fees	3,089	2,867	7.7%	1,537	1,436	7.0%

Total Revenues	$195,090	$200,233	(2.6)%	$98,791	$99,769	(1.0)%

Pre-Tax Income (Loss)	$13,304	$32,912		$(1,129)	$16,955

On a year-to-date basis, manufactured housing direct and assumed written premiums increased 3.4% to $171.5 million compared to $165.8 million in the first six months of 2005. In addition, direct and assumed written premiums increased in both the six and three month periods ended June 30, 2006 due to the addition of a new strategic alliance with Homesite Insurance Company under which we assumed $10.0 million of personal lines homeowners business through a quota share reinsurance contract.

The decrease in pre-tax income for both the six and three month periods ended June 30, 2006 was due to the increase in catastrophe losses in the second quarter of 2006 compared to the second quarter of 2005. Catastrophe losses decreased American Modern’s property and casualty pre-tax income by $19.5 million for the second quarter of 2006 compared to $4.5 million for the second quarter of 2005. Widespread storm systems across the Midwest and Southeastern United States along with approximately $5 million of loss development emanating from Hurricane Katrina, almost exclusively in the form of state assessments, contributed to the abnormally high level of catastrophe losses in the second quarter of 2006. On a year-to-date basis, catastrophe losses decreased American Modern’s property and casualty pre-tax income by $24.0 million compared to $7.7 million for the six months ended June 30, 2005.

Recreational Casualty

The following chart is an overview of the results of operations of the Company’s recreational casualty segment (in 000s).

	Six-Mos. Ended June 30,			Three-Mos Ended June 30,
	2006	2005		2006	2005
Recreational Casualty

Direct and Assumed Written Premiums	$54,274	$58,094	(6.6)%	$33,169	$35,574	(6.8)%
Net Written Premiums	$53,517	$57,524	(7.0)%	$32,797	$35,200	(6.8)%

Net Earned Premium	$48,341	$53,612	(9.8)%	$24,105	$26,420	(8.8)%
Service Fees	883	1,204	(26.7)%	439	603	(27.2)%

Total Revenues	$49,224	$54,816	(10.2)%	$24,544	$27,023	(9.2)%

Pre-Tax Income	$7,860	$10,245		$1,393	$2,318

The decrease in direct and assumed written premiums for our recreational casualty insurance products was driven by the motorcycle and watercraft products which decreased $2.1 million and $2.5 million, respectively, on a year-to-date basis and $1.2 million and $2.0 million, respectively, for the second quarter compared to similar periods in 2005. The decrease in motorcycle direct and assumed written premiums was due primarily to the implementation in recent years of new underwriting modifications such as restrictions on certain types of coverages and implementation of a more sophisticated motorcycle make/model table to improve accuracy of class and identification of ineligible units. The decrease in watercraft direct and assumed written premiums was due primarily to underwriting actions taken to balance our coastal exposures. Although these actions are currently reducing our ability to grow these lines, we believe the recreational casualty products are now better positioned to provide profitable growth in the upcoming years.

Financial Institutions

The following chart is an overview of the results of operations of the Company’s financial institutions insurance segment (in 000s).

	Six-Mos. Ended June 30,			Three-Mos Ended June 30,
	2006	2005		2006	2005
Financial Institutions

Direct and Assumed Written Premiums	$48,160	$32,659	47.5%	$24,191	$14,854	62.9%
Net Written Premiums	$42,821	$29,924	43.1%	$21,713	$13,329	62.9%

Net Earned Premium/Total Revenues	$43,921	$38,414	14.3%	$21,938	$16,901	29.8%

Pre-Tax Income	$5,183	$4,559		$4,002	$2,366

The increase in direct and assumed written premiums for our financial institutions insurance products was driven by the mortgage fire, debt cancellation and collateral protection products which increased $6.8 million, $4.5 million and $2.8 million, respectively, on a year-to-date basis and $5.3 million, $2.9 million and $0.6 million, respectively, for the second quarter compared to similar periods in 2005.

All Other Insurance

The following chart is an overview of the results of operations of the Company’s all other insurance segment (in 000s).

	Six-Mos. Ended June 30,			Three-Mos Ended June 30,
	2006	2005		2006	2005
All Other Insurance

Direct and Assumed Written Premiums	$71,836	$64,561	11.3%	$37,550	$31,994	17.4%
Net Written Premiums	$36,791	$43,057	(14.6)%	$19,949	$22,192	(10.1)%

Net Earned Premium	$37,239	$35,889	3.8%	$18,977	$18,034	5.2%
Agency Revenues	2,486	2,280	9.0%	1,307	1,093	19.6%
Service Fees	3	42	(92.9)%	2	21	(90.5)%

Total Revenues	$39,728	$38,211	4.0%	$20,286	$19,148	5.9%

Pre-Tax Income	$14,549	$12,109		$7,565	$7,511

American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in gross written premiums in the second quarter of 2006 compared to the second quarter of 2005. Excess and surplus lines direct and assumed written premiums increased to $15.3 million in the second quarter of 2006 from $12.6 million in the second quarter of 2005. Credit life direct and assumed written premiums increased $0.9 million to $10.0 million in the second quarter of 2006 from $9.1 million in 2005. The remainder of the increase was distributed throughout our long haul truck physical damage and other commercial lines products.

On a year-to-date basis, direct and assumed written premiums increased due primarily to a $3.2 million increase in excess and surplus lines premiums combined with a $1.9 million increase in credit life premiums. The remainder of the year-to-date increase was also distributed throughout our long haul truck physical damage and other commercial lines products.

Profitability increased in the first six months of 2006 compared to 2005 due partially to improved results across several of our smaller commercial lines products such as long haul truck physical damage and auto rental.

Midland Consolidated

Investment Income and Realized Capital Gains

Second quarter net investment income was $10.2 million for both 2006 and 2005. On a year-to-date basis, net investment income increased to $20.5 million in 2006 compared to $20.1 million in the prior year. This slight increase is due primarily to the increase in the annualized pre-tax equivalent investment yield which reflects the current interest rate environment. The annualized pre-tax equivalent investment yield, on a cost basis, of Midland’s fixed income portfolio was 5.6% for the first six months of 2006 compared to 5.3% for the first six months of 2005.

Realized investment gains and losses are comprised of three items; capital gains and losses from the sale of securities, derivative features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$3,514	$2,284	$0.12	$2,691	$1,749	$0.09
Derivatives	884	575	0.03	(475)	(309)	(0.02)

Total Realized Investment Gains	$4,398	$2,859	$0.15	$2,216	$1,440	$0.07

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$1,539	$1,000	$0.05	$1,150	$747	$0.04
Derivatives	392	255	0.01	263	171	0.01

Total Realized Investment Gains	$1,931	$1,255	$0.06	$1,413	$918	$0.05

The Company experienced no other-than-temporary impairments during the six or three month periods ended June 30, 2006 or 2005.

Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.

M/G Transport

M/G Transport, Midland’s transportation subsidiary, reported revenues for the second quarter of 2006 of $12.5 million compared to $11.9 million in the prior year’s second quarter. Pre-tax income was $1.4 million for both the second quarter of 2006 and the second quarter of 2005. On a year-to-date basis, M/G Transport reported revenues of $24.2 million in 2006 compared to $22.7 million in 2005. Pre-tax income was $3.6 million for the first six months of 2006 compared to $2.0 million for the first six months of 2005. The increases in transportation revenues and pre-tax income are primarily due to an improved freight rate environment.

Outlook

As we look to the remainder of 2006, we will continue to leverage our underwriting expertise and diverse distribution platform to achieve our profit objectives and grow the top line. We are increasing our previous top line growth expectations for the full year. We should finish in the high single digit to low double digit range, reflecting a mid-single digit organic growth rate, coupled with the expected benefit from the expansion of our strategic business alliance with Homesite and the acquisition of Southern Pioneer Life Insurance Company. With respect to profit, assuming a return to more normal weather patterns, we are anticipating that our 2006 second half results should significantly exceed earnings reported in the last six months of 2005 given the abnormally high level of catastrophe losses we experienced in the last year’s third quarter. We would also expect investment income on an after-tax basis to increase moderately from the second half of 2005. All said, recognizing the higher than normal catastrophe losses incurred in the first half of the year and assuming more normal weather for the remainder of the year, we estimate our full year earnings will be toward the low end of our annual earnings guidance range of $3.12 to $3.42 per share (diluted), which includes $0.22 per share (diluted) related to the after-tax impact of realized investment gains.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Aggregate Contractual Obligations and Off Balance Sheet Arrangements

We have certain obligations and commitments to make future payments under contracts. As of June 30, 2006, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Long-term debt	$91,145	$1,291	$58,118	$31,736
Other notes payable	9,330	9,330	—	—
Annual commitments under non-cancelable leases	5,709	1,134	2,513	2,062
Purchase obligations	69,102	48,705	20,397	—
Other obligations	218	218	—	—
Insurance policy loss reserves	220,062	125,435	80,323	14,304

Total	$395,566	$186,113	$161,351	$48,102

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

The Company has entered into contracts to purchase 100 barges for its river transportation operations. The purchase of the first 80 barges will begin in the second half of 2006 and continue through the first quarter of 2007 and will cost approximately $34 million. In April 2006, the Company entered into a contract to purchase an additional 20 barges for approximately $8.7 million which is due in the fourth quarter of 2007. The Company is evaluating various financing options related to both of these barge purchase contracts.

We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements. Similarly, the Company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during the first six months of 2006. On April 27, 2006, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2008. In addition, 500,000 additional shares were authorized for repurchase bringing the total to 1,086,000 shares that remain authorized for repurchase under terms of this program. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs.

Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the six and three month periods ended June 30, 2006, the Company repurchased approximately $0.9 million and $0.1 million, respectively, of treasury shares in connection with associate stock incentive programs.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of June 30, 2006, Midland had $7.3 million of commercial paper debt outstanding, $6.4 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.14% as of June 30, 2006, a rate that management considers to be competitive with the market rates offered for similar instruments. As of June 30, 2006, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $2.0 million was outstanding at June 30, 2006. These short-term borrowings decreased $12.0 million since December 31, 2005. Proceeds derived from the sale or maturity of marketable securities were used to reduce these short-term borrowings. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months.

The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of June 30, 2006, the outstanding balance of this mortgage was $13.9 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly interest payments are required until maturity in December 2007. The effective interest rate on this obligation is based on LIBOR plus 1% and was 6.25% at June 30, 2006.

During the second quarter of 2004, Midland, through wholly owned trusts, issued $24.0 million of junior subordinated debt securities ($12.0 million on April 29 and $12.0 million on May 26). These transactions were part of the Company’s participation in pooled trust preferred offerings. The proceeds from these transactions were used to increase the capital of the insurance subsidiaries to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable after five years. The interest related to the debt is variable in nature and was 8.69% at June 30, 2006. The debt contains certain provisions which are typical and customary for this type of security.

Investment in Marketable Securities

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) decreased 1.0% to $937.9 million at June 30, 2006 from $947.1 million at December 31, 2005. This decrease was due primarily to a $13.7 million decrease in unrealized appreciation in the market value of securities held combined with repayments of short-term debt. The decrease in the unrealized appreciation was due to a $16.6 million decrease in unrealized appreciation related to the fixed income portfolio partially offset by a $2.9 million increase in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, increased to $76.0 million in market value as of June 30, 2006 from $73.5 million as of December 31, 2005.

Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of June 30, 2006

	Unrealized Gain (Loss)	Fair Value	# of Positions
Fixed Income Securities

Total held in a gain position	$5,736	$236,555	292

Held in a loss position for less than 3 months	(1,638)	112,650	150

Held in a loss position for more than 3 months and less than 9 months	(6,024)	226,413	241

Held in a loss position for more than 9 months and less than 18 months	(5,072)	122,753	134

Held in a loss position for more than 18 months	(1,314)	28,415	46

Fixed income total	$(8,312)	$726,786	863

	Unrealized Gain (Loss)	Fair Value	# of Positions
Equity Securities

Total held in a gain position	$90,855	$174,599	145

Held in a loss position for less than 3 months	(500)	12,500	20

Held in a loss position for more than 3 months and less than 9 months	(672)	8,297	16

Held in a loss position for more than 9 months and less than 18 months	(358)	4,789	5

Held in a loss position for more than 18 months	(36)	633	2

Equity total	$89,289	$200,818	188

Total per above	$80,977	$927,604	1,051

Accrued interest and dividends	—	10,299

Total per balance sheet	$80,977	$937,903

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at June 30, 2006. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.

The average duration of Midland’s fixed income security investment portfolio as of June 30, 2006 was 5.1 years which management believes provides adequate asset/liability matching. The duration has increased to 5.1 years from 4.4 years as of June 30, 2005 as Midland has increased its investment in longer term municipal bonds.

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

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $4.0 million for the first six months of 2006 and a total of $34.2 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures in the range of $30 million to $35 million over the next three years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK®’s software development costs was $22.9 million at June 30, 2006.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of June 30, 2006, there was $36.0 million outstanding under these facilities.

At June 30, 2006, Midland’s accounts receivable increased 6.6% to $146.2 million compared to $137.1 million at December 31, 2005. The increase is due primarily to an increase in gross written premiums experienced in the second quarter of 2006. Accounts receivable are primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 63% of American Modern’s accounts receivables relate to premium due directly from policyholders as of June 30, 2006. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures.

Reinsurance recoverables and prepaid reinsurance premiums at June 30, 2006 and December 31, 2005 consisted of the following amounts (amounts in 000’s):

	June 30, 2006	December 31, 2005
Prepaid reinsurance premiums	54,913	49,549
Reinsurance recoverable – unpaid losses	50,422	62,241
Reinsurance recoverable – paid losses	11,259	20,947

Total	$116,594	$132,737

The decrease in reinsurance recoverables is due primarily to the recoveries related to claims associated with the hurricanes experienced in the second half of 2005.

Property, plant and equipment increased $8.9 million to $98.8 at June 30, 2006 from $89.9 million at December 31, 2005 due primarily to the costs incurred to date related to the expansion of the Company’s headquarters, which is scheduled for completion in September 2007 combined with the continuing investment in modernLINK®.

Unearned insurance premiums increased to $420.0 million at June 30, 2006 compared to $395.0 million at December 31, 2005. The increase is due primarily to the increase in gross written premiums experienced during the first half of 2006. See the Results of Operations section for further discussion surrounding the reasons for our growth in gross written premiums.

The $34.6 million decrease in insurance loss reserves at June 30, 2006 compared to December 31, 2005 is due primarily to the payment of claims in the first half of 2006 that were associated with the hurricanes experienced in the second half of 2005.

The following table provides additional detail surrounding the Company’s insurance policy loss reserves at June 30, 2006 and December 31, 2005 (amounts in 000’s):

	June 30, 2006	December 31, 2005
Gross case base loss reserves:
Residential property	$42,375	$57,845
Recreational casualty	27,127	34,742
Financial institutions	9,230	10,289
All other insurance	65,515	58,516
Gross loss reserves incurred but not reported	49,432	54,896
Outstanding checks and drafts	26,383	38,372

Total insurance loss reserves	$220,062	$254,660

Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.

Transportation

M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of June 30, 2006, the transportation subsidiaries had $17.3 million of collateralized equipment obligations outstanding. Like the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

OTHER MATTERS

Comprehensive Income

The only differences between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement, which matured on December 1, 2005. For the six and three month periods ended June 30, 2006 and 2005, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Changes in net unrealized capital gains:
Equity securities	$1,861	$(5,091)	$(931)	$598
Fixed income securities	(10,796)	(2,247)	(5,983)	6,861
Changes in fair value of interest rate swap hedge	—	201	—	62

Total	$(8,935)	$(7,137)	$(6,914)	$7,521

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

Insurance Policy Loss Reserves

One of the Company’s most significant estimates relates to our property and casualty loss and loss adjustment reserves. The vast majority of our insurance risks are personal lines property in nature. Personal lines property risks are prevalent in our residential property and financial institutions segments, which collectively accounted for approximately 70 percent of our 2005 gross written premiums. A smaller portion of our business relates to liability risks, at generally lower limits, which tend to experience loss payouts over longer periods of time, and are inherently less predictable as compared to the personal lines property risks. We limit our exposure on these risks through reinsurance. Our indemnity exposure on each individual liability risk is capped at $250,000. Our recreational casualty segment and our excess and surplus lines, which is included in the “all other” segment, tend to generate the bulk of this liability exposure. The company does not have long tail business such as asbestos, environmental remediation, product liability or other highly uncertain exposures.

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

Due to the predominately short-tail property nature of our business, the most significant component of our loss reserves are case base loss reserves and outstanding checks and drafts. These types of loss reserves are based on information related to specific facts and circumstances related to reported claims. The short tail, personal lines bias of our business results in settling claims rather quickly. We estimate that 90 percent of our property claims are settled within 30 days of being reported to us. The majority of our claims are settled directly by company employee adjusters, who receive extensive training and average approximately five years of claims experience. At June 30, 2006 and December 31, 2005, case base loss reserves and outstanding checks and drafts comprised approximately 78% of our insurance loss reserves.

Our property and casualty net loss reserves, which includes the impact of reinsurance and does not consider outstanding checks and drafts were as follows (amounts in 000’s):

	June 30, 2006	December 31, 2005
Property and casualty net case base reserves	$101,992	$103,915
Property and casualty net incurred but not reported reserves	35,863	44,151

Property and casualty net loss reserves	$137,855	$148,066

Property and casualty net loss reserves	$137,855	$148,066
Property and casualty reinsurance recoverables	40,977	53,844

Property and casualty gross loss reserves	178,832	201,910

Life and other gross loss reserves	14,847	14,378
Outstanding checks and drafts	26,383	38,372

Consolidated gross loss reserves	$220,062	$254,660

Our net property and casualty loss reserves represented 40% and 49% percent of the statutory property and casualty surplus at December 31, 2005 and 2004, respectively. In comparison, the percentage of statutory loss reserves to statutory surplus for the property and casualty industry averages approximately 120%, which demonstrates the short-tail nature of our business.

A significant amount of judgment is used in establishing case base loss reserves, although generally, case base loss reserves tend to be less subjective and less volatile than incurred but not reported loss reserves. Case base loss reserves are based on the facts and circumstances of the claim reported. However, the following factors contribute to the variability in establishing case base loss reserves:

•	The timing of information received. As more information becomes available, (i.e. through physical inspections, actual claim settlement, etc.) case reserves are adjusted appropriately to reflect the new information.

•	The liability claims are generally more difficult to assess and reserve due to their complexity and generally take a longer period of time to settle. These types of claims are more likely to involve multiple parties, which adds to the claim complexity and lengthens the claim settlement process.

•	The increase in demand for replacement materials and labor (demand surge), specifically after a large scale catastrophic event, which may contribute to inadequate case reserve.

Due to the short tail nature of our business, incurred but not reported loss reserves tend to be more stable as compared to other companies in the insurance industry. We believe the following represent the primary risks to our ability to estimate incurred but not reported loss reserves:

•	Significant changes in reporting and payment patterns

•	Changes in claim cost trends that are not reflected in the historical data used to estimate loss reserves

•	Lack of historical data and company specific experience in newer lines of business, such as motorcycle and excess and surplus

•	Court decisions and legislation expanding unanticipated coverage expansions on past and existing policies or third party assessments that deviate from historical patterns

Management periodically reviews the development of case base loss reserves by the exposure characteristics and by line of business. The review of case base loss reserve development assists Management in refining estimated losses on existing case base claims as well as reserving for future case base claims. Potential redundancy or deficiency in the case base loss reserves is considered in the incurred but not reported loss reserves. The incurred but not reported loss reserve is administered in total rather than by line of business, although Management considers various trends, reserve development, types of coverages and other factors by line of business to assess the total incurred but not reported reserve.

The recorded insurance loss reserves at the balance sheet date represent the Company’s best estimate, based on historical patterns and other assumptions, of its liabilities at that date. Management, along with the Company’s internal actuaries, periodically reviews the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements. Management also meets quarterly with an appointed external actuary and considers results of statistical procedures performed by the external actuary in refining the recorded loss reserves. Management compares the Company’s estimate of loss reserves to ranges prepared by its external consulting actuaries to ensure that such estimates are within the actuaries’ acceptable range. The external actuaries perform an extensive review of loss reserves at year end using generally accepted actuarial guidelines along with reviews throughout the year to ensure that the recorded loss reserves appear reasonable. The statistical procedures performed each quarter and at year-end are similar in nature, but the year-end procedures also encompasses additional statutory reporting procedures. In order to determine the incurred-but-not-reported loss reserve, an estimate of the ultimate liability is made and is then reduced by cumulative paid claims and case reserves. The external actuaries utilize a variety of actuarial and statistical methods in assessing incurred-but-not-reported loss reserves. These methods may include, but are not limited to:

•	The Incurred Loss Development Method

•	The Paid Loss Development Method

•	The Hindsight Average Claim Cost Method

•	Bornhuetter/Ferguson (Paid and Incurred) Methods

Multiple point estimates are not generated in determining incurred-but not reported loss reserves. The personal lines property lines rely more heavily on the incurred loss development method, due to the short-tail nature of these lines and case base reserves tend to be more accurate in these lines as compared to longer-tail lines. While the incurred loss development method is considered in the longer-tail liability lines, particularly in older accident years, all methods are considered in setting incurred-but-not-reported reserves.

In order to affirm the Company’s recorded reserve for loss and loss adjustment expense, which represents management’s best estimate, our external actuaries perform statistical work to determine an acceptable range for loss reserves on an annual basis. The actuaries apply a consistent methodology in computing the acceptable range. The actuaries utilize statistical models which require the use of assumptions. There were no significant changes in the underlying significant assumptions in calculating the incurred but not reported range in 2006 or 2005. Several of the key assumptions are included below.

•	We utilize development factors, which are largely based on historical trends for reporting and payment patterns along with current practices and philosophies. We also make assumptions for factors such as loss adjustment expense and salvage and subrogation.

•	The incurred-but-not-reported loss reserve will adequately address any deficiency or redundancy in our case base reserves.

•	In newer lines of business, most notably motorcycle and excess and surplus, the company does not have a long history of loss development patterns, therefore we place higher reliance on industry loss development patterns for ultimate losses.

Management does not foresee any significant change in the manner in which it records its reserve for insurance losses.

At December 31, 2005, loss reserves, net of reinsurance recoverables, for our property and casualty companies totaled $148.1 million. The consulting actuary computes an acceptable range for property and casualty reserves, which affirms the recorded balance if the recorded amount is within the range. The Company’s estimate was affirmed by the actuaries’ estimated range for net loss reserves of $134.0 million to $153.0 million. The range is based on a “reasonable best case” and “reasonable worst case” with varying development patterns across our lines of business. We believe that recorded loss reserves at any point within this range would be a reasonable estimate. Thus, it appears reasonably likely that actual results may fall at any point within this range. If losses develop to the low end point of the range, our operating results would benefit by $14.1 million (pre-tax), whereas if actual losses develop to the high end point of the range, our operating results would be lowered by $4.9 million (pre-tax). If actual losses develop to the low-end or high-end of the range, we believe that the impact to our financial position or liquidity would not be material.

Included in the total loss reserves discussed above is our incurred but not reported loss reserves. With respect to the incurred but not reported loss reserves specifically, we believe a 5% variation is reasonably possible based on our historical trends. Based on our recorded net incurred but not reported balance at December 31, 2005, a 5% variation would impact our financial results by approximately $2.2 million (pre-tax), or $0.07 per share (after-tax).

We believe it is unlikely that ultimate payouts will significantly exceed the anticipated amounts to the extent that would materially impact our normal operations. However, if ultimate pay outs do significantly exceed the expected amounts, the Company has several potential options to utilize in order to satisfy the additional obligations. For example, the Company could liquidate a portion of its investment portfolio or draw on conventional short-term credit lines available, at costs not exceeding prime rates. The Company believes either of these options would be sufficient to meet any increases in required loss payments.

Slowness to recognize or respond to new or unexpected loss patterns, such as those caused by the risk factors listed herein as well as in the Company’s Safe Harbor Statement, could lead to a shortage in reserves, which would lead to a higher loss and loss expense ratio; each percentage point increase in the loss and loss expense ratio would reduce income before taxes by $6.3 million based on 2005 earned premiums.

Reinsurance Risks

American Modern participates in several reinsurance contracts with various reinsurers. The Company’s primary reasons for entering reinsurance contracts are to reduce its exposure on particular risks and classes of risks as well as to protect against large accumulated losses resulting from catastrophes. In order to limit its exposure to certain levels of risks, the Company cedes varying portions of its written premiums to other insurance companies. As such, the Company limits its loss exposure to that portion of the insurable risk it retains. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. Additional reasons for entering reinsurance agreements include the following:

1.	To reduce total statutory liabilities to a level appropriate for American Modern’s capital and surplus.

2.	To provide financial capacity to accept risks and policies involving amounts larger than could otherwise be accepted.

3.	To facilitate relationships with business partners who want to participate in the insurance risk through their own reinsurance companies.

The Company utilizes excess of loss reinsurance programs in order to reduce its exposure on particular risks and classes of risks (excess of loss per risk) as well as to protect against large accumulated losses resulting from catastrophes (excess of loss per occurrence). Under excess reinsurance, the insurer limits its liability to all or a particular portion of a predetermined deductible or retention. Therefore, the reinsurer’s portion of the loss depends on the size of the loss.

Excess of Loss per occurrence reinsurance requires the insurer to pay all claims up to a stated amount or retention limit on all losses arising from a single occurrence. The reinsurer pays claims in excess of the retention limits. The primary purpose of this reinsurance for American Modern is to protect the Company from the accumulation of losses arising from hurricanes or any other widespread weather related disaster. This reinsurance is also known as catastrophe reinsurance.

The Company’s reinsurance treaties are prospective reinsurance agreements, contain no adjustable features, and do not include any profit sharing provisions. The costs associated with these reinsurance treaties are calculated and expensed based on the subject earned premium recorded in revenue multiplied by the corresponding rate. Any ceding commission is recorded according to the terms of the reinsurance treaty based on the percentage of the corresponding premiums. Ceded commissions are deferred and recognized as income over the life of the corresponding policies. The term is typically no more than twelve months due to the short-tail nature of our business. The costs associated with our catastrophe reinsurance program are generally amortized over the term of the coverage on a pro-rata basis.

Due to the nature of our non-catastrophe related reinsurance programs, the results of operations related to these programs did not significantly fluctuate during the three year period ended December 31, 2005.

However, our operating results were impacted to varying degrees by our catastrophe reinsurance program over the past three years. Catastrophe reinsurance costs, including reinstatements, totaled $31.9 million, $16.9 million and $12.2 million during 2005, 2004 and 2003, respectively. The Company’s gross catastrophe losses for 2005, 2004 and 2003 were $232.1 million, $67.1 million and $46.6 million, respectively, of which $179.4 million, $21.1 million and $9.4 million, respectively, were recovered through our catastrophe reinsurers.

Based on our estimates as of June 30, 2006, Hurricane Katrina, the costliest storm in U.S. history, exceeded the limits of the Company’s 2005 catastrophe reinsurance program by approximately $4.5 million which impacted after tax earnings by approximately $2.9 million.

Our 2006 catastrophe reinsurance structure is similar to the 2005 program with a $3.0 million increase in retention, from $7 million to $10 million, and the purchase of an additional $40 million of protection on top of our previous $110 million cover. Due to the volatile weather patterns of 2005, we will absorb a significant increase in our base reinsurance cost in 2006 which will nearly double the base cost of 2005. This increase, along with the additional cover, will adversely impact our 2006 pre-tax earnings by approximately $12.6 million, or $0.42 per share (diluted).

While the hurricane activity over the past couple of years has significantly increased the cost of obtaining reinsurance, our strong relationships with our reinsurers have allowed us to provide exposure management that is consistent with our overall risk management strategy. In addition, our strong relationships with our reinsurers and our disciplined overall exposure management philosophy, combined with the financial strength of these reinsurers (as of June 30, 2006, approximately 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A-” or better), allow us to be confident that we will be able to effectively manage our exposures in the future.

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

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At June 30, 2006, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgement we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by selling the security and reinvesting the proceeds, the managers may do so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other-than-temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At June 30, 2006, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

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

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The Company is currently assessing the impact that SFAS No. 155 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 5.1 year duration of the Company’s fixed income portfolio as of June 30, 2006, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $736.1 million fixed income portfolio by 5.1%, or $37.5 million.

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of June 30, 2006, the Company had $201.8 million in equity holdings, including $76.0 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $7.6 million. As of June 30, 2006, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 0.95. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 9.5%.

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

The Company maintains a system of internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Midland Company

Cincinnati, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries (the “Corporation”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

Deloitte & Touche LLP

Cincinnati, Ohio

August 4, 2006

PART II. OTHER INFORMATION

THE MIDLAND COMPANY AND SUBSIDIARIES

JUNE 30, 2006

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

No material changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None

b)	None

c)	During the six and three month periods ended June 30, 2006, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the six and three month periods ended June 30, 2006, the Company acquired 26,693 shares and 1,078 shares, respectively, in private transactions from employees in connection with its stock incentive plans. These transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 16,858 shares and 6,622 shares from the Plan during the six and three month periods ended June 30, 2006, respectively.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2005 Annual Meeting of Shareholders held on April 27, 2006, the following actions were taken:

a)	The following persons were elected as members of the Board of Directors to serve until the 2009 Annual Meeting and until their successors are chosen and qualified:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Michael J. Conaton	17,201,556	759,944	0	0
Jerry A. Grundhofer	17,864,943	96,557	0	0
Joseph P. Hayden III	17,684,723	276,777	0	0
William J. Keating, Jr.	13,328,335	4,633,165	0	0
John R. LaBar	17,199,757	761,743	0	0
Richard M. Norman	17,864,969	96,531	0	0
Rene J. Robichaud	17,863,913	97,587	0	0

b)	A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP, as Midland’s independent auditors to conduct the annual audit of the financial statements of Midland for the year ending December 31, 2006, was approved by Shareholders. Shareholders cast 17,914,951 votes in favor of this proposal and 43,530 votes against it. There were 3,019 abstentions and no broker non-votes with respect to this proposal.

c)	A proposal to approve the adoption of Midland’s 2006 Employee Stock Service Award Plan was approved by Shareholders. Shareholders cast 12,152,687 votes in favor of this proposal and 4,021,886 votes against it. There were 6,703 abstentions and no broker non-votes with respect to this proposal.

PART II. OTHER INFORMATION

THE MIDLAND COMPANY AND SUBSIDIARIES

JUNE 30, 2006

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

THE MIDLAND COMPANY

Date August 4, 2006	/s/ W. Todd Gray
W. Todd Gray, Executive Vice President and
Chief Financial Officer