Form 10-Q
period 2006-09-30
MIDLAND CO
filed 2006-11-09
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of common shares outstanding as of November 3, 2006 was 19,145,649.

PART I.

ITEM I. FINANCIAL INFORMATION

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Amounts in 000’s

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $779,364 at September 30, 2006 and $743,354 at December 31, 2005)	$787,036	$751,651
Equity (cost, $113,759 at September 30, 2006 and $109,020 at December 31, 2005)	212,997	195,445

Total	1,000,033	947,096

CASH	5,487	3,368

ACCOUNTS RECEIVABLE - NET	147,903	137,125

REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	123,996	132,737

PROPERTY, PLANT AND EQUIPMENT - NET	102,679	89,888

DEFERRED INSURANCE POLICY ACQUISITION COSTS	102,916	88,374

OTHER ASSETS	33,976	29,525

TOTAL ASSETS	$1,516,990	$1,428,113

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Amounts in 000’s

(Unaudited)

	September 30, 2006	December 31, 2005
LIABILITIES & SHAREHOLDERS’ EQUITY
UNEARNED INSURANCE PREMIUMS	$459,961	$395,007

INSURANCE LOSS RESERVES	226,248	254,660

INSURANCE COMMISSIONS PAYABLE	44,474	41,900

FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	13,711	11,655

LONG-TERM DEBT	66,828	67,766

OTHER NOTES PAYABLE	7,654	20,005

DEFERRED FEDERAL INCOME TAX	43,477	38,350

OTHER PAYABLES AND ACCRUALS	84,960	90,393

JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	971,313	943,736

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 19,147 shares at September 30, 2006 and 18,964 shares at December 31, 2005 after deducting treasury stock of 3,859 shares and 4,042 shares, respectively)	959	959
Additional paid-in capital	63,505	57,061
Retained earnings	457,287	411,210
Accumulated other comprehensive income	65,815	57,863
Treasury stock - at cost	(41,889)	(42,716)

TOTAL SHAREHOLDERS’ EQUITY	545,677	484,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,516,990	$1,428,113

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Amounts in 000’s (except per share information)

(Unaudited)

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,
	2006	2005	2006	2005
REVENUES:

Premiums earned	$497,226	$473,226	$175,726	$147,946
Other insurance income	9,747	9,542	3,284	3,148
Net investment income	30,978	30,247	10,474	10,128
Net realized investment gains	5,492	5,378	1,094	3,162
Transportation	38,475	31,554	14,235	8,859

Total	581,918	549,947	204,813	173,243

COSTS AND EXPENSES:

Losses and loss adjustment expenses	234,788	221,452	81,949	86,742
Commissions and other policy acquisition costs	154,334	147,584	56,405	45,539
Operating and administrative expenses	88,507	83,320	30,194	27,294
Transportation operating expenses	32,372	28,563	11,904	8,019
Interest expense	4,016	4,853	1,281	1,774

Total	514,017	485,772	181,733	169,368

INCOME BEFORE FEDERAL INCOME TAX	67,901	64,175	23,080	3,875
PROVISION FOR FEDERAL INCOME TAX	18,316	18,850	5,735	143

NET INCOME	$49,585	$45,325	$17,345	$3,732

BASIC EARNINGS PER SHARE OF COMMON STOCK:	$2.60	$2.40	$0.91	$0.20

DILUTED EARNINGS PER SHARE OF COMMON STOCK:	$2.53	$2.34	$0.88	$0.19

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.18375	$0.16875	$0.06125	$0.05625

2005 results have been adjusted to reflect the retrospective application of FAS 123(R ), which the Company adopted in the 4th quarter of 2005.

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Amounts in 000’s

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income	Treasury Stock	Total	Compre- hensive Income
BALANCE, DECEMBER 31, 2004	$959	$51,184	$350,141	$73,027	$(43,035)	$432,276
Comprehensive income:
Net income			45,325			45,325	$45,325
Decrease in unrealized gain on marketable securities, net of related income tax effect of $7,923				(14,714)		(14,714)	(14,714)
Other, net of federal income tax of $139				258		258	258

Total comprehensive income							$30,869

Purchase of treasury stock					(1,347)	(1,347)
Issuance of treasury stock for options exercised and employee savings plan		2,938			1,803	4,741
Cash dividends declared			(3,190)			(3,190)
Federal income tax benefit related to the exercise or granting of stock awards		343				343
Stock Option Expense		1,497				1,497

BALANCE, SEPTEMBER 30, 2005	$959	$55,962	$392,276	$58,571	$(42,579)	$465,189

BALANCE, DECEMBER 31, 2005	$959	$57,061	$411,210	$57,863	$(42,716)	$484,377
Comprehensive income:
Net income			49,585			49,585	$49,585
Increase in unrealized gain on marketable securities, net of related income tax effect of $4,236				7,952		7,952	7,952

Total comprehensive income							$57,537

Purchase of treasury stock					(1,650)	(1,650)
Issuance of treasury stock for options exercised and employee savings plan		3,756			2,477	6,233
Cash dividends declared			(3,508)			(3,508)
Federal income tax benefit related to the exercise or granting of stock awards		703				703
Stock Option Expense		1,985				1,985

BALANCE, SEPTEMBER 30, 2006	$959	$63,505	$457,287	$65,815	$(41,889)	$545,677

See notes to condensed consolidated financial statements.

2005 results have been adjusted to reflect the retrospective application of FAS 123(R), which the Company adopted in the 4th quarter of 2005.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Amount in 000’s

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,585	$45,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,307	8,195
Stock-based compensation	3,335	3,090
Net realized investment gains	(4,809)	(4,066)
Changes in:
Unearned insurance premiums	43,213	21,688
Deferred insurance policy acquisition costs	(8,840)	(4,171)
Reinsurance recoverables and prepaid reinsurance premiums	17,633	(130,544)
Net accounts receivable	(10,561)	(21,867)
Insurance loss reserves	(31,130)	123,547
Funds held under reinsurance agreements and reinsurance payables	1,906	3,992
Other accounts payable and accruals	(5,179)	4,147
Other assets	335	(1,053)
Insurance commissions payable	2,564	(1,689)
Other-net	1,292	2,182

Net cash provided by operating activities	66,651	48,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(15,534)	—
Purchase of marketable securities	(269,156)	(385,397)
Sale of marketable securities	215,755	333,399
Decrease (increase) in cash equivalent marketable securities	18,777	(39,834)
Maturity of marketable securities	18,705	76,274
Acquisition of property, plant and equipment	(32,461)	(24,018)
Proceeds from sale of property, plant and equipment	12,919	151

Net cash used in investing activities	(50,995)	(39,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in net short-term borrowings	(12,351)	(20,010)
Issuance of treasury stock	4,254	3,412
Dividends paid	(3,402)	(3,090)
Purchase of treasury stock	(1,650)	(1,347)
Issuance (repayment) of long-term debt	(938)	9,581
Excess tax benefits from exercise of stock options	550	142

Net cash used in financing activities	(13,537)	(11,312)

NET INCREASE (DECREASE) IN CASH	2,119	(1,961)

CASH AT BEGINNING OF PERIOD	3,368	6,858

CASH AT END OF PERIOD	$5,487	$4,897

INTEREST PAID	$4,519	$4,354
INCOME TAXES PAID	$20,250	$18,600

See notes to the condensed consolidated financial statements.

2005 results have been adjusted to reflect the retrospective application of FAS 123(R), which the Company adopted in the 4th quarter of 2005.

THE MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2005 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the nine and three month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in Midland’s Annual Report on Form 10-K.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Nine months ended September 30:
2006	19,050	19,585

2005	18,878	19,369

Three months ended September 30:
2006	19,109	19,644

2005	18,914	19,401

3. INCOME TAXES

The federal income tax provisions for the nine and three month periods ended September 30, 2006 and 2005 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,
	2006	2005	2006	2005
Federal income tax at statutory rate	$23,765	$22,461	$8,078	$1,356
Tax effect of:
Tax exempt interest and excludable dividend income	(5,877)	(3,812)	(1,983)	(1,291)
Other - net	428	201	(360)	78

Provision for federal income tax	$18,316	$18,850	$5,735	$143

4. SEGMENT DISCLOSURES

Since the Company’s annual report for 2005, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2006 and 2005 is as follows (000’s):

	Nine Months Ended Sept. 30, 2006			Nine Months Ended Sept. 30, 2005
	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$295,999	$28,585	n/a	$289,436	$28,907
Recreational casualty	n/a	73,487	6,682	n/a	79,950	7,736
Financial institutions	n/a	74,392	9,395	n/a	57,814	7,850
All other insurance	n/a	63,095	17,675	n/a	55,568	17,531
Unallocated insurance	$1,392,348	—	5,170	$1,420,363	—	4,352
Transportation	52,586	38,475	5,907	49,946	31,554	2,883
Corporate and all other	116,451	—	(5,513)	97,786	—	(5,084)
Intersegment Eliminations	(44,395)	—	—	(37,257)	—	—

Total	$1,516,990	$545,448	$67,901	$1,530,838	$514,322	$64,175

	Three Months Ended Sept. 30, 2006			Three Months Ended Sept. 30, 2005
	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$100,909	$15,281	n/a	$89,202	$(4,005)
Recreational casualty	n/a	24,263	(1,178)	n/a	25,134	(2,509)
Financial institutions	n/a	30,471	4,212	n/a	18,770	3,291
All other insurance	n/a	23,367	3,126	n/a	17,988	5,422
Unallocated insurance	$1,392,348	—	1,010	$1,420,363	—	2,777
Transportation	52,586	14,235	2,259	49,946	8,859	908
Corporate and all other	116,451	—	(1,630)	97,786	—	(2,009)
Intersegment Eliminations	(44,395)	—	—	(37,257)	—	—

Total	$1,516,990	$193,245	$23,080	$1,530,838	$159,953	$3,875

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were insignificant for the nine and three month periods ended September 30, 2006 and 2005.

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

5. STOCK OPTIONS AND AWARD PLANS

During the fourth quarter of 2005, the Company elected to early adopt SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) under the modified retrospective approach, restating only prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123(R) to new awards after January 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered, that were outstanding as of January 1, 2005, are being recognized as the requisite service is rendered on or after January 1, 2005 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated previously for pro forma disclosures. For the nine and three month periods ended September 30, 2006, the Company recognized $1,985,000 and $546,000, respectively, of expense related to stock options compared to $1,497,000 and $435,000 for the nine and three month periods ended September 30, 2005, respectively.

The Company also has a performance stock award program. Under this program, shares vest after a three-year performance measurement period and will only be awarded if pre-established performance levels have been achieved. The expected fair value of these awards is charged to compensation expense over the performance period. The Company recognized $1,350,000 and $450,000 of expense related to performance stock awards for the nine and three month periods ended September 30, 2006 compared to $1,593,000 and $531,000 for the nine and three month periods ended September 30, 2005.

6. DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2006 and 2005, Midland’s investment portfolio included approximately $25.4 million and $43.5 million, respectively, of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the nine and three month periods ended September 30, 2006, Midland recorded pre-tax realized gains (losses) on these securities of $683,000 and $(201,000), respectively. For the nine and three month periods ended September 30, 2005, Midland recorded pre-tax realized gains on these securities of $1,312,000 and $1,787,000, respectively.

During March 2002, Midland entered into a series of interest rate swap agreements to convert $30 million of its floating-rate debt to a fixed rate. The swaps matured on December 1, 2005. The swaps qualified as cash flow hedges and were deemed to be 100% effective and thus the changes in the fair value of the swap agreements were recorded as a separate component of shareholders’ equity and had no income statement impact. At September 30, 2005, the derivative gain recorded in Other Comprehensive Income, net of deferred taxes, amounted to $257,000. As the swaps matured in December 2005, there was no impact on Comprehensive Income for the period ended September 30, 2006.

7. DEFINED BENEFIT PENSION PLANS

Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the nine and three month periods ended September 30, 2006 and 2005 are as follows (000’s):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2006	2005	2006	2005
Service cost	$685	$626	$231	$184
Interest cost	1,300	1,233	438	425
Expected return on assets	(1,247)	(1,182)	(437)	(396)
Amortization of prior service cost	23	23	7	7
Amortization of net loss	360	260	122	112

Net periodic cost	$1,121	$960	$361	$332

The Company paid its required cash contribution of approximately $0.6 million for the 2005 plan year, which was due in 2006, during 2005. The Company also contributed an additional $1.0 million for the 2005 plan year during July 2006. Consequently, the Company has no additional required cash contribution for the 2006 plan year.

8. RELATED PARTY TRANSACTIONS

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at September 30, 2006 was $7.7 million, $6.7 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.41% as of September 30, 2006, a rate that is considered to be competitive with the market rates offered for similar instruments.

9. ACQUISITIONS

In July 2006, the Company acquired all of the outstanding stock of Southern Pioneer Life Insurance Company, a privately held insurance company located in Trumann, Arkansas. Southern Pioneer has written credit life and disability insurance since 1980 and its annualized credit insurance premiums are approximately $15 million. While the Company has substantially completed the purchase price allocation, there is the potential for adjustments in future periods up to a year from the date of purchase. Operating results emanating from this purchase are reported in the “All other insurance” segment.

10. NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which permits fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The Company is currently assessing the impact that SFAS No. 155 will have on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is assessing the impact that FAS 157 will have on its consolidated financial statements.

Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of FAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is still assessing the impact that FAS 158 will have on its consolidated financial statements. However, based on the Company’s year end 2005 position, shareholders’ equity would have been reduced by approximately 2%.

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

INTRODUCTION

The Midland Company is a highly focused provider of specialty insurance products and services through its American Modern Insurance Group subsidiary (American Modern), which contributes approximately 93% of the Company’s revenues. The Company also maintains a profitable investment in a niche river transportation business, M/G Transport Services, Inc. The Company has divided its insurance products into four distinct groups: residential property, recreational casualty, financial institutions, and all other insurance products. The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address these four reportable insurance segments and our transportation business. A summary description of the operations of each of these segments is included below.

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 41% of American Modern’s property and casualty and credit life direct and assumed written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

American Modern controls eight property and casualty insurance companies, seven credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia.

M/G Transport operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries.

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS

Exposure Management

American Modern’s catastrophe reinsurance program is a significant aspect of our exposure management. Our 2006 reinsurance structure is similar to the 2005 program with a $3.0 million increase in retention, from $7 million to $10 million, and the purchase of an additional $40 million of protection on top of our previous $110 million cover. Due to the volatile weather patterns of 2005, we will absorb a significant increase in our base reinsurance cost in 2006 which will nearly double the base cost of 2005. This increase, along with the additional cover, will adversely impact our 2006 earnings per share by approximately 42 cents. We have already begun efforts to recoup these costs through appropriate rate increases, commission adjustments and/or product changes. However, this is a process that takes some time, including additional time after state approvals to get the new rates and product changes into place within the renewal book and earned premium. These efforts are producing minimal benefit to our 2006 profits, and likely will not be fully realized until 2007.

Diversification – Growth of Non-Manufactured Housing Products

American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including site built dwelling, mortgage fire, credit life and excess and surplus lines. Our direct and assumed written premiums also benefited from a strategic alliance under which we assume a portion of a ceding company’s personal lines homeowners business through a quota share reinsurance contract. This alliance contributed $13.4 million in assumed written premiums during the second and third quarters of 2006 and is expected to contribute approximately $20 million for the full year of 2006. We also received final regulatory approval of our acquisition of Southern Pioneer Life Insurance Company in the first half of July 2006. This acquisition contributed $3.5 million of direct and assumed written premiums in the third quarter of 2006 and is expected to reach approximately $8 million of direct and assumed written premiums by the end of 2006.

Collectively, our non-manufactured housing direct and assumed written premiums grew 22.0% in the first nine months of 2006 compared to the first nine months of 2005. Non-manufactured housing products represented 59% and 61% of American Modern’s direct and assumed written premiums and related pre-tax profit, respectively, for the first nine months of 2006.

RESULTS OF OPERATIONS

The Midland Company reported net income of $17.3 million, or $0.88 per diluted share, for the third quarter of 2006 compared with $3.7 million, or $0.19 per diluted share, for the third quarter of 2005. Revenue for the third quarter of 2006 was $204.8 million compared to $173.2 million in the third quarter of 2005.

On a year to date basis, net income was $49.6 million, or $2.53 per diluted share, compared with $45.3 million, or $2.34 per diluted share, for the first nine months of 2005. Revenue for the first nine months of 2006 was $581.9 million compared to $549.9 million for the first nine months of 2005.

Financial Highlights

(amounts in thousands except per share data)

	Nine Months Ended Sept. 30,			Three Months Ended Sept. 30,
	2006	2005	%	2006	2005	%
Income Statement Data
Insurance Revenue	$543,443	$518,393	4.8%	$190,578	$164,384	15.9%
Transportation Revenue	38,475	31,554	21.9%	14,235	8,859	60.7%

Total Revenue	$581,918	$549,947	5.8%	$204,813	$173,243	18.2%

Net Income	$49,585	$45,325		$17,345	$3,732

Balance Sheet Data
Cash & Invested Assets	$1,005,520	$971,040	3.6%
Total Assets	$1,516,990	$1,530,838	(0.9)%
Total Debt	$98,482	$105,477	(6.6)%
Shareholders’ Equity	$545,677	$465,189	17.3%
Common Shares Outstanding	19,147	18,943

Per Share Data
Net Income (Diluted)	$2.53	$2.34		$0.88	$0.19
Dividends Declared	$0.18375	$0.16875	8.9%	$0.06125	$0.05625	8.9%
Market Value	$43.32	$36.03	20.2%
Book Value	$28.50	$24.56	16.0%

AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$597,172	$533,294	12.0%	$212,707	$185,778	14.5%
Net Written Premium	$522,079	$483,419	8.0%	$185,828	$159,602	16.4%
Combined Ratio Before Catastrophes	88.9%	87.3%		92.6%	88.1%
Catastrophe Effects on Combined Ratio	5.8%	7.4%		2.5%	18.5%
Combined Ratio	94.7%	94.7%		95.1%	106.6%

Overview of Revenues

The following chart provides detail related to the Company’s revenues for the nine and three month periods ended September 30, 2006 and 2005 ($000’s):

Revenues

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,
	2006	2005	2006	2005
Insurance:
Residential property	$295,999	$289,436	$100,909	$89,202
Recreational casualty	73,487	79,950	24,263	25,134
Financial institutions	74,392	57,814	30,471	18,770
All other insurance	63,095	55,568	23,367	17,988

Total insurance	506,973	482,768	179,010	151,094

Net investment income	30,978	30,247	10,474	10,128

Net realized investment gains	5,492	5,378	1,094	3,162

Transportation	38,475	31,554	14,235	8,859

Total revenues	$581,918	$549,947	$204,813	$173,243

The insurance revenues in the above table include service fee revenues related to payment plans offered to American Modern’s policyholders.

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the nine and three month periods ended September 30, 2006 and 2005 (millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our condensed consolidated statements of operations. Premiums for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are considered earned and are included in the financial results on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our condensed consolidated balance sheets.

	Nine-Mos. Ended Sept. 30, 2006			Nine-Mos. Ended Sept. 30, 2005
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$348.9	$314.3	$291.4	$324.6	$294.6	$285.1
Recreational Casualty	78.3	77.1	72.1	83.6	81.5	78.1
Financial Institutions	90.1	83.0	74.4	53.7	48.8	57.2
All Other Insurance	113.5	58.0	59.3	99.0	64.9	52.8

Total	$630.8	$532.4	$497.2	$560.9	$489.8	$473.2

	Three-Mos. Ended Sept. 30, 2006			Three-Mos. Ended Sept. 30, 2005
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$119.4	$106.3	$99.4	$115.0	$97.4	$87.7
Recreational Casualty	24.0	23.6	23.7	25.5	24.0	24.5
Financial Institutions	41.9	40.1	30.5	21.0	18.9	18.8
All Other Insurance	41.7	21.3	22.1	34.4	21.8	16.9

Total	$227.0	$191.3	$175.7	$195.9	$162.1	$147.9

For the nine and three month periods ended September 30, 2006, American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including site built dwelling, mortgage fire, credit life and excess and surplus lines.

Residential Property

The following chart is an overview of the results of operations of the Company’s residential property segment (in 000’s).

	Nine-Mos. Ended Sept. 30,			Three-Mos Ended Sept. 30,
	2006	2005		2006	2005
Residential Property

Direct and Assumed Written Premiums	$348,926	$324,603	7.5%	$119,432	$114,953	3.9%
Net Written Premiums	$314,236	$294,633	6.7%	$106,265	$97,391	9.1%

Net Earned Premium	$291,375	$285,112	2.2%	$99,374	$87,745	13.3%
Service Fees	4,624	4,324	7.0%	1,535	1,457	5.4%

Total Revenues	$295,999	$289,436	2.3%	$100,909	$89,202	13.1%

Pre-Tax Income (Loss)	$28,585	$28,907		$15,281	$(4,005)

On a year-to-date basis, manufactured housing direct and assumed written premiums increased 1.1% to $259.5 million compared to $256.6 million in the first nine months of 2005. For the three month period ended September 30, 2006, manufactured housing direct and assumed written premiums decreased 3.1% to $88.0 million compared to $90.8 million for the same period in 2005. Manufactured housing premiums continue to be impacted by the decline in our lender business channel. For the nine month period ended September 30, 2006, site built dwelling direct and assumed written premiums increased 10.2% to $71.8 million. For the third quarter, site-built dwelling direct and assumed written premiums increased 8.6% to $24.9 million. In addition, direct and assumed written premiums increased in both the nine and three month periods ended September 30, 2006 due to the addition of a new strategic alliance which has resulted in $13.4 million and $4.7 million, respectively, of personal lines homeowners business through a quota share reinsurance contract.

The increase in pre-tax income for the three month period ended September 30, 2006 was due to the decrease in catastrophe losses in the third quarter of 2006 compared to the third quarter of 2005. Pre-tax income for the nine month period ended September 30, 2006 was relatively unchanged as the lower catastrophe losses in the third quarter of 2006 were offset by the increase in catastrophe losses experienced in the second quarter of 2006 as compared to 2005 combined with increased costs associated with our reinsurance program in 2006.

Recreational Casualty

The following chart is an overview of the results of operations of the Company’s recreational casualty segment (in 000s).

	Nine-Mos. Ended Sept. 30,			Three-Mos Ended Sept. 30,
	2006	2005		2006	2005
Recreational Casualty

Direct and Assumed Written Premiums	$78,271	$83,592	(6.4)%	$23,997	$25,498	(5.9)%
Net Written Premiums	$77,115	$81,523	(5.4)%	$23,598	$23,998	(1.7)%

Net Earned Premium	$72,165	$78,134	(7.6)%	$23,824	$24,522	(2.8)%
Service Fees	1,322	1,816	(27.2)%	439	612	(28.3)%

Total Revenues	$73,487	$79,950	(8.1)%	$24,263	$25,134	(3.5)%

Pre-Tax Income (Loss)	$6,682	$7,736		$(1,178)	$(2,509)

The decrease in direct and assumed written premiums for our recreational casualty insurance products was driven by the motorcycle and watercraft products which decreased $2.2 million and $4.5 million, respectively, on a year-to-date basis and $0.2 million and $2.0 million, respectively, for the third quarter compared to similar periods in 2005. The decrease in motorcycle direct and assumed written premiums was due primarily to the implementation in recent years of new underwriting modifications such as restrictions on certain types of coverages and implementation of a more sophisticated motorcycle make/model table to improve accuracy of class and identification of ineligible units. The decrease in watercraft direct and assumed written premiums was due primarily to underwriting actions taken to balance our coastal exposures. Although these actions are currently reducing our ability to grow these lines, we believe the recreational casualty products are now better positioned to provide profitable growth in the upcoming years.

Profitability remained relatively consistent in the nine and three month periods ended September 30, 2006 compared to the same periods in 2005. The pre-tax losses experienced in the third quarter of both 2006 and 2005 are consistent with management’s expectations due to the seasonal usage of the recreational casualty products.

Financial Institutions

The following chart is an overview of the results of operations of the Company’s financial institutions insurance segment (in 000s).

	Nine-Mos. Ended Sept. 30,			Three-Mos Ended Sept. 30,
	2006	2005		2006	2005
Financial Institutions
Direct and Assumed Written Premiums	$90,063	$53,640	67.9%	$41,903	$20,981	99.7%
Net Written Premiums	$82,966	$48,781	70.1%	$40,145	$18,857	112.9%

Net Earned Premium/Total Revenues	$74,392	$57,184	30.1%	$30,471	$18,770	62.3%

Pre-Tax Income	$9,395	$7,850		$4,212	$3,291

The increase in direct and assumed written premiums for our financial institutions insurance products was driven by the mortgage fire and debt cancellation products which increased $25.5 million and $6.9 million, respectively, on a year-to-date basis and $18.7 million and $2.4 million, respectively, for the third quarter compared to similar periods in 2005. These increases were due primarily to the signing of several large new accounts.

Pre-tax income was slightly higher for the nine and three month periods ended September 30, 2006 due primarily to the improved underwriting results related to our mortgage fire business.

All Other Insurance

The following chart is an overview of the results of operations of the Company’s all other insurance segment (in 000s).

	Nine-Mos. Ended Sept. 30,			Three-Mos Ended Sept. 30,
	2006	2005		2006	2005
All Other Insurance

Direct and Assumed Written Premiums	$113,588	$99,032	14.7%	$41,752	$34,471	21.1%
Net Written Premiums	$58,061	$64,845	(10.5)%	$21,269	$21,788	(2.4)%

Net Earned Premium	$59,299	$52,799	12.3%	$22,060	$16,910	30.5%
Agency Revenues	3,791	2,706	40.1%	1,305	1,057	23.5%
Service Fees	5	63	(92.1)%	2	21	(90.5)%

Total Revenues	$63,095	$55,568	13.5%	$23,367	$17,988	29.9%

Pre-Tax Income	$17,675	$17,531		$3,126	$5,422

American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in gross written premiums for the all other insurance segment in the third quarter of 2006 compared to the third quarter of 2005. Excess and surplus lines direct and assumed written premiums increased to $17.7 million in the third quarter of 2006 from $13.3 million in the third quarter of 2005. Credit life direct and assumed written premiums increased to $14.4 million in the third quarter of 2006 from $10.1 million in 2005. The remainder of the increase was distributed throughout our long haul truck physical damage and other commercial lines products.

On a year-to-date basis, direct and assumed written premiums increased due primarily to the excess and surplus lines and the credit life products. Excess and surplus lines direct and assumed written premiums increased to $49.1 million in the first nine months of 2006 compared to $41.5 million in the same period of 2005. Credit life direct and assumed written premiums increased to $33.7 million through nine months of 2006 compared to $27.6 million in 2005. The remainder of the year-to-date increase was also distributed throughout our long haul truck physical damage and other commercial lines products.

This segment continued to generate solid pre-tax income in the nine and three month periods ended September 30, 2006 primarily due to the underwriting results related to our excess and surplus lines, credit life, commercial property, long haul truck physical damage and auto rental products.

Midland Consolidated

Investment Income and Realized Capital Gains

Third quarter net investment income was $10.5 million in 2006 compared to $10.1 million in the third quarter of 2005. On a year-to-date basis, net investment income increased to $31.0 million in 2006 compared to $30.2 million in the prior year. This slight increase is due primarily to the increase in the annualized pre-tax equivalent investment yield which reflects the current interest rate environment. The annualized pre-tax equivalent investment yield, on a cost basis, of Midland’s fixed income portfolio was 5.8% for the first nine months of 2006 compared to 5.3% for the first nine months of 2005.

Realized investment gains and losses are comprised of three items; capital gains and losses from the sale of securities, derivative features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Nine Months Ended Sept. 30, 2006			Nine Months Ended Sept. 30, 2005
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$4,809	$3,126	$0.16	$4,066	$2,643	$0.14
Derivatives	683	444	0.02	1,312	853	0.04

Total Realized Investment Gains	$5,492	$3,570	$0.18	$5,378	$3,496	$0.18

	Three Months Ended Sept. 30, 2006			Three Months Ended Sept. 30, 2005
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$1,295	$842	$0.04	$1,375	$894	$0.05
Derivatives	(201)	(131)	(0.01)	1,787	1,161	0.06

Total Realized Investment Gains	$1,094	$711	$0.03	$3,162	$2,055	$0.11

The Company experienced no other-than-temporary impairments during the nine or three month periods ended September 30, 2006 or 2005.

Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.

M/G Transport

M/G Transport, Midland’s transportation subsidiary, reported revenues for the third quarter of 2006 of $14.2 million compared to $8.9 million in the prior year’s third quarter. Pre-tax income was $2.3 million for the third quarter of 2006 compared to $0.9 million for the third quarter of 2005. On a year-to-date basis, M/G Transport reported revenues of $38.5 million in 2006 compared to $31.6 million in 2005. Pre-tax income improved to $5.9 million for the first nine months of 2006 compared to $2.9 million for the first nine months of 2005. The increases in transportation revenues and pre-tax income are primarily due to an improved freight rate environment.

Outlook

As we look to the remainder of 2006, we intend to continue to leverage our underwriting expertise and diverse distribution platform to achieve our profit objectives and grow the top line. We expect our top line growth to finish in the high single digit to low double digit range. With respect to profit, assuming normal weather for the remainder of the year, we anticipate a full year property and casualty combined ratio in the range of 93.5% to 94.5%. Based on this level of anticipated underwriting profit, we estimate our full year earnings will be in the range of $3.32 to $3.52 per share (diluted), which includes $0.22 per share (diluted) related to the after-tax impact of realized investment gains.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Aggregate Contractual Obligations and Off Balance Sheet Arrangements

We have certain obligations and commitments to make future payments under contracts. As of September 30, 2006, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Long-term debt	$90,828	$1,308	$57,942	$31,578
Other notes payable	7,654	7,654	—	—
Annual commitments under non-cancelable leases	19,845	2,048	6,305	11,492
Purchase obligations	52,730	40,338	12,392	—
Other obligations	218	218	—	—
Insurance policy loss reserves	226,248	128,961	82,581	14,706

Total	$397,523	$180,527	$159,220	$57,776

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

The Company is in the process of significantly expanding its headquarters. The expansion, which is scheduled for completion in September 2007, will add approximately 205,000 square feet of new office space and will expand an existing training center by approximately 20,000 square feet. The new facility, which is expected to cost approximately $29 million (included in the purchase obligations line in the above table), will be financed through operating cash flows and short term debt borrowings during the construction phase. The Company is considering various financing options for the building after construction is completed.

The Company has entered into contracts to take delivery of 100 barges for its river transportation operations. The first 30 barges were delivered in the third quarter of 2006 and were subsequently financed through a non-cancelable operating lease. The remaining barges will be delivered in the fourth quarter of 2006, the first quarter of 2007 and the fourth quarter of 2007 at a cost of approximately $30 million. The Company is evaluating various financing options related to these remaining barge deliveries.

We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements. Similarly, the Company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during the first nine months of 2006. On April 27, 2006, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2008. In addition, 500,000 additional shares were authorized for repurchase bringing the total to 1,086,000 shares that remain authorized for repurchase under terms of this program. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the nine month period ended September 30, 2006, the Company repurchased approximately $0.9 million of treasury shares in connection with associate stock incentive programs. The Company repurchased no shares related to this program during the third quarter of 2006.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of September 30, 2006, Midland had $7.7 million of commercial paper debt outstanding, $6.7 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.41% as of September 30, 2006, a rate that management considers to be competitive with the market rates offered for similar instruments. As of September 30, 2006, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which none was outstanding at September 30, 2006. These short-term borrowings decreased $14.0 million since December 31, 2005. Proceeds derived from the sale or maturity of marketable securities were used to reduce these short-term borrowings. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months.

The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of September 30, 2006, the outstanding balance of this mortgage was $13.9 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly interest payments are required until maturity in December 2007. The effective interest rate on this obligation is based on LIBOR plus 1% and was 6.36% at September 30, 2006.

During the second quarter of 2004, Midland, through wholly owned trusts, issued $24.0 million of junior subordinated debt securities ($12.0 million on April 29 and $12.0 million on May 26). These transactions were part of the Company’s participation in pooled trust preferred offerings. The proceeds from these transactions were used to increase the capital of the insurance subsidiaries to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable after five years. The interest related to the debt is variable in nature and was 8.9% at September 30, 2006. The debt contains certain provisions which are typical and customary for this type of security.

Investment in Marketable Securities

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased 5.6% to $1.0 billion at September 30, 2006 from $947.1 million at December 31, 2005. This increase was due primarily to the investment of cash that was generated during the first nine months of 2006. This increase was also due partially to a $12.2 million increase in unrealized appreciation in the market value of securities held. The increase in the unrealized appreciation was due to a $12.8 million increase in unrealized appreciation related to the equity portfolio partially offset by a $0.6 million decrease in the unrealized appreciation related to the fixed income portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, increased to $81.7 million in market value as of September 30, 2006 from $73.5 million as of December 31, 2005.

Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of September 30, 2006

	Unrealized Gain (Loss)	Fair Value	# of Positions
Fixed Income Securities

Total held in a gain position	$11,955	$559,742	819
Held in a loss position for less than 3 months	(233)	13,178	22
Held in a loss position for more than 3 months and less than 9 months	(908)	62,519	92
Held in a loss position for more than 9 months and less than 18 months	(2,023)	106,798	121
Held in a loss position for more than 18 months	(1,119)	35,668	66

Fixed income total	$7,672	$777,905	1,120

	Unrealized Gain (Loss)	Fair Value	# of Positions
Equity Securities

Total held in a gain position	$100,329	$197,986	158
Held in a loss position for less than 3 months	(75)	1,757	7
Held in a loss position for more than 3 months and less than 9 months	(715)	6,516	15
Held in a loss position for more than 9 months and less than 18 months	(245)	4,034	6
Held in a loss position for more than 18 months	(56)	1,710	2

Equity total	$99,238	$212,003	188

Total per above	$106,910	$989,908	1,308

Accrued interest and dividends	—	10,125

Total per balance sheet	$106,910	$1,000,033

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at September 30, 2006. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.

The average duration of Midland’s fixed income security investment portfolio as of September 30, 2006 was 5.0 years which management believes provides adequate asset/liability matching. The duration has increased to 5.0 years from 4.9 years as of September 30, 2005 as Midland has increased its investment in longer term municipal bonds.

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

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $7.0 million for the first nine months of 2006 and a total of $37.2 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures in the range of $40 million to $45 million over the next four years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK®’s software development costs was $25.5 million at September 30, 2006.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of September 30, 2006, there was $36.0 million outstanding under these facilities.

At September 30, 2006, Midland’s accounts receivable increased 7.9% to $147.9 million compared to $137.1 million at December 31, 2005. The increase is due primarily to an increase in gross written premiums experienced in the second quarter of 2006. Accounts receivable are primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 66% of American Modern’s accounts receivables relate to premium due directly from policyholders as of September 30, 2006. In the case of receivables due from agents, American Modern has provided payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures.

Reinsurance recoverables and prepaid reinsurance premiums at September 30, 2006 and December 31, 2005 consisted of the following amounts (amounts in 000’s):

	September 30, 2006	December 31, 2005
Prepaid reinsurance premiums	64,956	49,549
Reinsurance recoverable – unpaid losses	51,854	62,241
Reinsurance recoverable – paid losses	7,186	20,947

Total	$123,996	$132,737

The decrease in reinsurance recoverables is due primarily to the recoveries related to claims associated with the hurricanes experienced in the second half of 2005. The increase in prepaid reinsurance premiums is due to the related increase in ceded written premiums during 2006.

Property, plant and equipment increased $12.8 million to $102.7 at September 30, 2006 from $89.9 million at December 31, 2005 due primarily to the capitalized costs incurred to date related to the expansion of the Company’s headquarters, which is scheduled for completion in September 2007, combined with the continuing investment in modernLINK®.

Unearned insurance premiums increased to $460.0 million at September 30, 2006 compared to $395.0 million at December 31, 2005. The increase is due primarily to the increase in gross written premiums experienced during the first nine months of 2006. See the Results of Operations section for further discussion surrounding the reasons for our growth in gross written premiums.

The $28.4 million decrease in insurance loss reserves at September 30, 2006 compared to December 31, 2005 is due primarily to the payment of claims in 2006 that were associated with the hurricanes experienced in the second half of 2005.

The following table provides additional detail surrounding the Company’s insurance policy loss reserves at September 30, 2006 and December 31, 2005 (amounts in 000’s):

	September 30, 2006	December 31, 2005
Gross case base loss reserves:
Residential property	$43,881	$57,845
Recreational casualty	28,655	34,742
Financial institutions	9,638	10,289
All other insurance	70,267	58,516
Gross loss reserves incurred but not reported	50,341	54,896
Outstanding checks and drafts	23,466	38,372

Total insurance loss reserves	$226,248	$254,660

Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.

Transportation

M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of September 30, 2006, the transportation subsidiaries had $17.0 million of collateralized equipment obligations outstanding. Like the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

OTHER MATTERS

Comprehensive Income

The only differences between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities and the after-tax change in the fair value of the interest rate swap agreement, which matured on December 1, 2005. For the nine and three month periods ended September 30, 2006 and 2005, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2006	2005	2006	2005
Changes in net unrealized capital gains:
Equity securities	$8,332	$(5,359)	$6,471	$(268)
Fixed income securities	(380)	(9,355)	10,416	(7,108)
Changes in fair value of interest rate swap hedge	—	258	—	57

Total	$7,952	$(14,456)	$16,887	$(7,319)

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

Due to the predominately short-tail property nature of our business, the most significant component of our loss reserves are case base loss reserves and outstanding checks and drafts. These types of loss reserves are based on information related to specific facts and circumstances related to reported claims. The short tail, personal lines bias of our business results in settling claims rather quickly. We estimate that 90 percent of our property claims are settled within 30 days of being reported to us. The majority of our claims are settled directly by company employee adjusters, who receive extensive training and average approximately five years of claims experience. At September 30, 2006 and December 31, 2005, case base loss reserves and outstanding checks and drafts comprised approximately 78% of our insurance loss reserves.

Our property and casualty net loss reserves, which includes the impact of reinsurance and does not consider outstanding checks and drafts were as follows (amounts in 000’s):

	September 30, 2006	December 31, 2005
Property and casualty net case base reserves	$107,259	$103,915
Property and casualty net incurred but not reported reserves	36,351	44,151

Property and casualty net loss reserves	$143,610	$148,066

Property and casualty net loss reserves	$143,610	$148,066
Property and casualty reinsurance recoverables	40,563	53,844

Property and casualty gross loss reserves	184,173	201,910

Life and other gross loss reserves	18,609	14,378
Outstanding checks and drafts	23,466	38,372

Consolidated gross loss reserves	$226,248	$254,660

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

If ultimate pay outs significantly exceed the expected amounts, the Company has several potential options to utilize in order to satisfy the additional obligations. For example, the Company could liquidate a portion of its investment portfolio or draw on conventional short-term credit lines available, at costs not exceeding prime rates. The Company believes either of these options would be sufficient to meet any increases in required loss payments.

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

Based on our estimates as of September 30, 2006, Hurricane Katrina, the costliest storm in U.S history, exceeded the limits of the Company’s 2005 catastrophe reinsurance program by approximately $4.5 million which impacted after tax earnings by approximately $2.9 million.

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

While the hurricane activity over the past couple of years has significantly increased the cost of obtaining reinsurance, our strong relationships with our reinsurers have allowed us to provide exposure management that is consistent with our overall risk management strategy. In addition, our strong relationships with our reinsurers and our disciplined overall exposure management philosophy, combined with the financial strength of these reinsurers (as of September 30, 2006, approximately 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A-” or better), allow us to be confident that we will be able to effectively manage our exposures in the future.

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

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At September 30, 2006, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgment we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. However, if the investment managers believe returns would be enhanced by selling the security and reinvesting the proceeds, the managers may do so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other-than-temporary impairment, the investment managers identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At September 30, 2006, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

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

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which permits fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The Company is currently assessing the impact that SFAS No. 155 will have on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is assessing the impact that FAS 157 will have on its consolidated financial statements.

Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of FAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is still assessing the impact that FAS 158 will have on its consolidated financial statements. However, based on the Company’s year end 2005 position, shareholders’ equity would have been reduced by approximately 2%.

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

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 5.0 year duration of the Company’s fixed income portfolio as of September 30, 2006, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $787.0 million fixed income portfolio by 5.0%, or $39.4 million.

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of September 30, 2006, the Company had $213.0 million in equity holdings, including $81.7 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $8.2 million. As of September 30, 2006, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 0.93. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 9.3%.

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

The Company maintains a system of internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Midland Company

Cincinnati, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries (the “Corporation”) as of September 30, 2006, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month and nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2006, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment, effective January 1, 2005). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

November 7, 2006

PART II. OTHER INFORMATION

THE MIDLAND COMPANY AND SUBSIDIARIES

SEPTEMBER 30, 2006

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the registrant’s From 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None

b)	None

c)	During the nine and three month periods ended September 30, 2006, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the nine month period ended September 30, 2006, the Company acquired 26,693 shares in private transactions from employees in connection with its stock incentive plans. These transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. There were no shares acquired in private transactions from employees in connection with its stock incentive plans during the three month period ended September 30, 2006. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 20,876 shares and 4,018 shares from the Plan during the nine and three month periods ended September 30, 2006, respectively.

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

THE MIDLAND COMPANY

Date November 7, 2006	/s/ W. Todd Gray
W. Todd Gray, Executive Vice President and
Chief Financial Officer