Form 10-K
period 2006-12-31
MIDLAND CO
filed 2007-03-12
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number - 1-6026

THE MIDLAND COMPANY

Incorporated in Ohio

I.R.S. Employer Identification No. 31-0742526

7000 Midland Boulevard

Amelia, Ohio 45102-2607

Tel. (513) 943-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common stock held by nonaffiliates, which excludes shares held by executive officers and directors, of the registrant at June 30, 2006 was $389,918,822 based on a closing price of $37.98 per share.

As of February 28, 2007, 19,281,909 shares of no par value common stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 26, 2007 are incorporated by reference into Part III.

THE MIDLAND COMPANY

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2007 and beyond. In some cases you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “likely,” “target” and similar expressions or the negative versions of such expressions. These forward-looking statements reflect The Midland Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond Midland’s ability to control or predict. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company or its subsidiaries, changes in exposures to assessments and surcharges for guaranty funds, second injury funds and other mandatory pool arrangements, changes in the business tactics or strategies of the Company, its subsidiaries or its current or anticipated business partners, the financial condition of the Company’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the Company or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. You should read this Form 10-K and the documents referenced herein and filed as exhibits herewith completely and with the understanding that Midland’s actual future results may be materially different from what Midland expects. Midland qualifies all of its forward-looking statements by these cautionary statements.

PART I

ITEM 1.	Business.

The Midland Company (“Midland” or the “Company”) hereby incorporates by reference Item 7 of this Form 10-K. The Midland Company was incorporated in Ohio in 1968 with its original predecessor company dating back to 1938. The approximate number of persons employed by Midland was 1,200 at December 31, 2006. The Midland Company is a highly focused provider of specialty insurance products and services through its American Modern Insurance Group, Inc. (“AMIG” or “American Modern”) subsidiary, which contributes approximately 94 percent of the company’s revenues. The Company also maintains an investment in a niche river transportation business, M/G Transport Services Inc. The Company has divided its insurance products into four distinct groups: residential property, recreational casualty, financial institutions, and all other insurance products. The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address these four reportable insurance segments and our transportation business. A summary description of the operations of each of these segments is included below.

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 41% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial service institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

Our specialty insurance operations are conducted through our wholly-owned American Modern subsidiary which controls eight property and casualty insurance companies, seven credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia.

American Modern generates its insurance premiums through multiple distribution channels. For the year ended December 31, 2006, 41 percent of American Modern’s business was written through its agency channels (both independent agents and general agents), 20 percent through point of sale, 23 percent through financial institutions, 11 percent through lenders and 6 percent from other sources.

M/G Transport Services, Inc. and MGT Services, Inc. (collectively M/G Transport) operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries and manages river transportation equipment owned by others on a fee based arrangement.

Listed below is financial information required to be reported for each industry segment. Certain amounts are allocated and certain amounts are not allocated (e.g., assets and investment gains) to each segment for management review. Operating segment information based upon how it is reviewed by the Company is as follows for the years ended December 31, 2006, 2005 and 2004 (amounts in 000’s):

	Insurance Group
	Residential Property	Recreational Casualty	Financial Institutions	All Other Insurance	Unallocated Insurance Amounts	Transportation	Corporate and All Other	Intersegment Elimination	Total
2006
Revenues—External customers	$398,886	$97,271	$103,831	$88,681		$49,807	$124		$738,600
Net investment income	21,376	5,614	5,106	8,310	$342		2,899	$(1,424)	42,223
Net realized investment gains					8,445				8,445
Interest expense					1,130	945	5,055	(1,966)	5,164
Depreciation and amortization	3,419	1,357	378	960		2,429	850		9,393
Income before taxes	42,554	10,186	12,507	26,751	7,715	7,842	(9,701)		97,854
Income tax expense					28,684	2,734	(4,259)		27,159
Acquisition of fixed assets					16,802	17,374	16,656		50,832
Identifiable assets					1,419,716	51,435	111,732	(13,355)	1,569,528
2005
Revenues—External customers	$384,053	$105,607	$78,424	$76,414		$42,185	$(34)		$686,649
Net investment income	20,682	6,000	4,194	7,627	$216		2,544	$(744)	40,519
Net realized investment gains					6,262				6,262
Interest expense					1,737	761	4,375	(906)	5,967
Depreciation and amortization	3,903	1,501	419	939		2,923	836		10,521
Income before taxes	45,755	12,693	9,471	19,903	5,877	4,886	(5,684)		92,901
Income tax expense					28,159	1,720	(2,304)		27,575
Acquisition of fixed assets					18,085	13,172	1,178		32,435
Identifiable assets					1,295,938	50,400	102,859	(21,084)	1,428,113
2004
Revenues—External customers	$406,544	$121,432	$86,803	$76,405		$45,379	$180		$736,743
Net investment income	19,120	6,107	3,615	6,902	$172		1,546	$(297)	37,165
Net realized investment gains					19,623		43	(9,733)	9,933
Interest expense					2,038	856	2,730	(455)	5,169
Depreciation and amortization	4,238	1,836	275	570		2,296	1,652		10,867
Income before taxes	47,418	4,987	6,991	12,396	17,816	1,689	(4,460)	(9,733)	77,104
Income tax expense					27,662	599	(1,989)	(3,406)	22,866
Acquisition of fixed assets					9,392	2,160	147		11,699
Identifiable assets					1,248,521	38,869	113,716	(36,422)	1,364,684

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were not significant for 2006, 2005 or 2004. During 2004 the Midland parent company purchased 492,634 shares of U.S. Bancorp common stock from American Modern Insurance Group, Inc. The effects of this transaction were eliminated from consolidated net realized investment gains, income before taxes and income tax expense.

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

No single customer contributed in excess of 10% of consolidated revenues in 2006, 2005 or 2004.

Property and Casualty Loss Reserves

Our loss reserves are comprised of two main components, case base loss reserves and incurred-but-not-reported loss reserves. Loss reserves include both loss and loss adjustment expense and are reported net of salvage and subrogation.

Case base loss reserves are estimated liabilities set for specifically identified outstanding losses incurred to date to be paid in the future. Case base loss reserves are based on the specific facts and circumstances of reported claims, but still require a significant amount of judgment. Case base reserves are established after notice of loss is received. The initial amount of the case base reserve is based on the policy coverages and limits, loss description, exposure information (i.e., insured product and insured value), cause of loss and historical loss cost information. The claim reserves are subsequently adjusted by claims personnel as more information becomes available in the claim adjustment process, through such procedures as a physical inspection of the loss. In many of our property lines of business, our adjusters utilize specialized claim estimatic software to assist in the claim estimation process. The claim estimatic software utilizes historical information and considers factors such as the region to assist in the estimated value of such items as materials, labor and depreciation, as applicable. Case base loss reserves are subsequently revised based on additional information until the claim is ultimately paid. The case base claims from our property lines of business tend to be reported and settled rather quickly. We estimate that property claims are reported to us, on average, approximately 30 days after the loss incurred date and approximately 90 percent are settled within 30 days from when they are reported to us. Losses for our liability lines of business are generally reported to us much longer after the loss incurred date as compared to our property lines of business. The majority of our liability claims are settled within 90 days of being reported to us. However, it is not unusual to have liability claims that are not reported to us for as much as several years after the actual loss has occurred and for these claims to take an extended period of time to actually settle. This is particularly true in our exited commercial park and dealer liability business and to a lesser extent, in our excess and surplus lines. We estimate that approximately 55 percent of our case base loss reserves relate to property coverages and 45 percent relate to liability coverages. The Company’s philosophy is to adequately reserve our case base claims in a consistent manner.

The objective of the incurred-but-not-reported loss (IBNR) reserve is to establish a reserve for claims that have been incurred by our policyholders but not yet been reported to us and to contemplate any deficiency or redundancy in case base loss reserves as of a particular reporting date. In determining the recorded amount for the incurred-but-not-reported loss reserves for a reporting period management considers the following factors to determine if an adjustment to the incurred-but-not-reported loss reserve is necessary:

•

Trends or patterns in claim experience. We regularly review the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements.

•

Trends or patterns noted in management’s regular discussions with internal and external consulting actuaries. We meet with our external actuary on a quarterly basis and have ongoing discussions as necessary. We also consider the summarized statistical results from previous meetings with our external actuary in refining our IBNR reserves.

•

Management and the actuaries also meet periodically with Claims and Product personnel to review ongoing business trends, claim frequency and severity statistics and other relevant developmental trends.

•	We consider changes in our business, product mix, current events and any changes in case base claims reserving philosophies.

Based on the factors considered above, management adjusts the recorded balance of loss reserves, as necessary, to reflect their best estimate, which is recorded in the financial statements. In considering whether any adjustments are necessary to the incurred-but-not-reported loss reserve, we contemplate our loss reserves in total.

Management validates the recorded reserve amount by engaging an accredited consulting actuarial specialist. Following the end of each quarterly reporting period, but prior to the issuance of the financial statements, the consulting actuary develops an “acceptable actuarial range” for loss reserves. The external actuary utilizes various statistical models and analyses, in accordance with generally accepted actuarial standards, to determine this acceptable actuarial range. Management compares the recorded amount of loss reserves to the actuarial range. This range typically involves a fluctuation of approximately 10 percent. The loss reserve recorded balance is affirmed if it is within the acceptable actuarial range. If the recorded balance is outside of the actuarial range, management would make the necessary adjustment to the recorded balance. Historically, the recorded balance has been within the acceptable actuarial range, therefore no such adjustment has been necessary. We have consistently applied this approach to estimating loss reserves.

In the loss reserve estimation process, accuracy of the recorded amounts is the primary objective. However, due to the uncertainty inherent in the process, we approach our loss reserves with an implicit degree of caution for adverse deviation although we do not specifically utilize an implicit or explicit provision for uncertainty or adjust any one specific assumption.

Each year, the credentialed consulting actuary computes an acceptable range for property and casualty reserves, which affirms management’s recorded balance if the recorded amount is within the range. At December 31, 2006, our estimate of property and casualty net loss reserves totaled $139.0 million, which was affirmed by the company’s consulting actuary range of $125.9 million to $143.7 million. However, in light of the significant assumptions and judgments used to estimate loss reserves, there can be no assurance that the actual losses ultimately experienced will fall within the consulting actuary’s range. The range is based on a “reasonable best case” and “reasonable worst case” with varying development patterns across our lines of business.

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

Changes in Loss and LAE Reserves

Midland’s table outlining changes in loss and LAE expenses is set forth in footnote 11 in Item 8 of this Form 10-K and is hereby incorporated by reference herein. This table is further discussed in Management’s Discussion and Analysis (Item 7) on page 41 of this Form 10-K and is incorporated by reference herein.

Analysis of Loss and LAE Reserve Development

The table on the next page presents the development of Midland’s property and casualty insurance subsidiaries estimated liability for the ten years prior to 2006. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

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

The table shows the cumulative redundancy developed with respect to the previously recorded liability for all years as of the end of 2005. For example, the 2001 reserve of $102,858,000 has been re-estimated as of year-end 2006 to be $99,650,000, indicating a redundancy of $3,208,000.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2006, the Company had paid $93,331,000 of the currently estimated $99,650,000 of losses and LAE that had been incurred as of the end of 2001; thus an estimated $6,319,000 of losses incurred as of the end of 2001 remain unpaid as of the current financial statement date.

In using this information, it should be noted that this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Each amount in each column includes amounts applicable to the year over the column and all prior years. For example, the amounts included in the 2001 column include amounts related to 2001 and all prior years.

With the benefit of hindsight, including one year of actual development patterns observed during 2006, our 2005 loss reserves were subsequently re-estimated to be $138.1 million. This produced a net cumulative redundancy, after one year of development, of $10.0 million. Although the 2005 loss reserves developed favorably in 2006, the redundancy was lower than what was experienced over the last few years. The lower redundancy related to the 2005 loss reserves was due primarily to adverse development in 2006 related to assessments associated with hurricane Katrina, our personal liability lines and our excess and surplus lines of business. The Company continued to see favorable development related to its motorcycle product.

In 2004 and 2005, we experienced more favorable development patterns than we have historically experienced in several of our lines. These lines included the motorcycle and excess and surplus lines as well as personal liability coverages associated with some of our products. The development patterns were more favorable than our historical trends and baseline industry information would have indicated at that time. In addition, during 2004 and 2005, we also experienced a decrease in the non-catastrophe related frequency in our residential property products, such as manufactured housing and site-built dwelling. The actual frequency that we have experienced during these years is below our historical averages, which are included as part of our baseline assumptions. However, we believe that this level of frequency is a short term variation and may not be sustainable over a long period of time.

Analysis of Loss and Loss Adjustment Expense Development

(Amounts in 000s)

December 31	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Reserve for Unpaid Losses, net of reinsurance	$64,784	$81,901	$88,267	$89,325	$95,022	$102,858	$115,584	$149,478	$166,302	$148,066	$138,985
Net Reserve Re-estimated as of:
One Year Later	$70,014	$79,781	$78,089	$82,373	$90,843	$94,487	$127,615	$131,927	$129,927	$138,056
Two Years Later	67,310	77,148	77,774	80,928	90,613	101,466	124,498	119,265	127,194
Three Years Later	66,442	76,110	76,477	80,620	91,885	100,727	119,638	116,602
Four Years Later	66,060	76,620	76,833	81,569	91,428	100,320	117,938
Five Years Later	65,674	76,359	76,276	82,136	92,423	99,650
Six Years Later	66,702	76,592	77,082	84,261	94,327
Seven Years Later	66,970	77,192	77,753	86,271
Eight Years Later	67,043	77,555	78,018
Nine Years Later	67,358	77,494
Ten Years Later	67,507
Net Cumulative Redundancy/(Deficiency)	$(2,723)	$4,407	$10,249	$3,054	$695	$3,208	$(2,354)	$32,876	$39,108	$10,010	$—
Cumulative Amount of Reserve Paid,
Net of Reinsurance Through:
One Year Later	$37,307	$42,795	$40,785	$43,532	$52,634	$54,160	$70,986	$68,120	$73,961	$76,453
Two Years Later	51,461	57,677	55,959	57,381	66,936	70,997	90,449	87,189	97,545
Three Years Later	58,716	65,610	63,511	65,654	75,447	81,958	100,899	98,717
Four Years Later	61,913	69,376	67,707	71,261	82,226	88,042	108,043
Five Years Later	63,728	71,621	70,683	76,398	86,406	93,331
Six Years Later	64,363	73,237	72,982	79,718	90,175
Seven Years Later	65,066	74,346	74,042	83,022
Eight Years Later	65,813	74,793	75,348
Nine Years Later	65,896	75,574
Ten Years Later	66,578
Net Reserve - December 31	$64,784	$81,901	$88,267	$89,325	$95,022	$102,858	$115,584	$149,478	$166,302	$148,066	$138,985
Reinsurance Recoverables	24,208	26,433	20,430	24,114	16,720	19,309	16,119	20,453	31,364	53,844	42,802

Gross Reserve-December 31	$88,992	$108,334	$108,697	$113,439	$111,742	$122,167	$131,703	$169,931	$197,666	$201,910	$181,787

Net Re-estimated Reserve	$67,507	$77,494	$78,018	$86,271	$94,327	$99,650	$117,938	$116,602	$127,194	$138,056
Re-estimated Reinsurance	25,226	25,011	18,058	23,290	16,598	18,707	16,447	15,955	23,988	50,204

Gross Re-estimated Reserve	$92,733	$102,505	$96,076	$109,561	$110,925	$118,357	$134,385	$132,557	$151,182	$188,260

Gross Cumulative Redundancy/(Deficiency)	$(3,741)	$5,829	$12,621	$3,878	$817	$3,810	$(2,682)	$37,374	$46,484	$13,650

Seasonality

Incurred losses, and thus the results of operations, for Midland are dependent in some respect on seasonal weather patterns. For example, seasonal type insurance products such as the motorcycle and watercraft products increase the seasonality of our product mix as non-catastrophe losses from these products are expected to be higher in the second and third quarters of the year when usage of these products tends to be highest. Residential property catastrophe losses also tend to be greater in the second and third quarters when severe weather conditions are likely to occur. Gross written premium from the motorcycle, watercraft and manufactured housing products amounted to $398.9 million in 2006 which represents 51% of the total property and casualty gross written premium for the year.

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

Due to the nature of our non-catastrophe related reinsurance programs, the results of operations related to these programs did not significantly fluctuate during the three year period ended December 31, 2006.

However, our operating results were impacted to varying degrees by our catastrophe reinsurance program over the past three years. Catastrophe reinsurance costs, including reinstatements, totaled $25.8 million, $31.9 million and $16.9 million during 2006, 2005 and 2004, respectively. The Company’s gross catastrophe losses for 2006, 2005 and 2004 were $41.9 million, $232.1 million and $67.1 million, respectively, of which $7.4 million, $179.4 million and $21.1 million, respectively, were recovered through our catastrophe reinsurers.

Based on our estimates as of December 31, 2006, Hurricane Katrina, the costliest storm in U.S history, exceeded the limits of the Company’s 2005 catastrophe reinsurance program by approximately $8.0 million in 2006 which impacted after tax earnings by approximately $5.2 million.

Our 2006 catastrophe reinsurance structure was similar to the 2005 program with a $3.0 million increase in retention, from $7 million to $10 million, and the purchase of an additional $40 million of protection on top of our previous $110 million cover. Due to the volatile weather patterns of 2005, we absorbed a significant increase in our base reinsurance cost in 2006 that nearly doubled the base cost of 2005. This increase, along with the additional cover, adversely impacted our 2006 pre-tax earnings by approximately $12.0 million, or $0.40 per share (diluted).

Our 2007 catastrophe reinsurance program is similar to the 2006 structure, but includes an additional $50 million layer of protection on top of our previous $150 million cover. The cost of our base catastrophe reinsurance program, which includes the purchase of the additional cover, will adversely impact our 2007 earnings by approximately $0.16 per share (diluted).

While the hurricane activity over the past couple of years has significantly increased the cost of obtaining reinsurance, our strong relationships with our reinsurers have allowed us to provide exposure management that is consistent with our overall risk management strategy. In addition, our strong relationships with our reinsurers and our disciplined overall exposure management philosophy, combined with the financial strength of these reinsurers (as of December 31, 2006, approximately 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A-” or better), allow us to be confident that we will be able to effectively manage our exposures in the future.

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

Hurricanes and earthquakes may produce significant damage in large areas, especially those that are heavily populated. In 2006, approximately 50% of American Modern’s gross property and casualty written premium was derived from the southeastern United States, Oklahoma and Texas. Because of these concentrations of business, American Modern may be more exposed to hurricanes, tornadoes, floods and other weather-related losses than some of its competitors. A single large catastrophe loss, a number of small or large catastrophe losses in a short amount of time or losses from a series of storms or other events that do not constitute a catastrophic event under American Modern’s reinsurance treaties, could have a material adverse effect on our financial condition or results and could result in substantial outflows of cash as losses are paid. American Modern’s ability to write new business could also be affected should such an event result in a material reduction in our statutory surplus. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.

These factors can contribute to significant quarter-to-quarter and year-to-year fluctuations in the underwriting results of American Modern and our net earnings. Because of the possibility of these fluctuations in underwriting results, historical periodic results of operations may not be predictive of future results of operations. Periodic fluctuations in our operating results could adversely affect the market price of our common stock.

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

The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. Due to the concentration of American Modern’s business in the Atlantic Coast states, the southeastern United States, Oklahoma and Texas, changes in the general economy, regulatory environment and other factors specifically affecting that region could adversely affect our financial conditions and results. The property and casualty insurance industry historically is cyclical in nature. These fluctuations in demand and competition could produce underwriting results that could harm our financial condition or results.

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

Guaranty Funds and Residual Markets could result in additional assessments

In nearly all states, licensed insurers are subject to assessments by state guaranty funds to cover claims against impaired or insolvent insurers. Insolvencies by other property and casualty insurance companies could result in additional assessments against American Modern and other insurers.

Many states also have statutorily created residual market or pooling facilities (hereinafter “Pools”). The states use the Pools to provide insurance coverage to citizens who are otherwise unable to obtain insurance in the private market. Private market insurers that sell policies in the same class as those provided by the state Pools may be ratably assessed to cover excess Pool losses. The combination of a devastating catastrophic event (or a number of smaller events occurring over a short period of time), coupled with inadequate premiums and inadequate reinsurance, could leave a state Pool unable to pay its claims. The state might then assess licensed private market insurers, including American Modern. These assessments could be significant and might adversely affect the Company’s operating results and possibly its financial condition.

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

Our investment portfolio could lose value

Market Volatility and Changes in Interest Rates

Midland’s investment portfolio, most of which is held by subsidiaries of Midland, primarily consists of fixed income securities (such as corporate debt securities and U.S. government securities) and publicly traded equity securities. As of December 31, 2006, approximately 78% of Midland’s investment portfolio was invested in fixed income securities and approximately 22% was invested in equity securities. The fair value of securities in Midland’s investment portfolio may fluctuate depending on general economic and market conditions or events related to a particular issuer of securities. In addition, Midland’s fixed income investments are subject to risks of loss upon default and price volatility in reaction to changes in interest rates. Changes in the fair value of securities in Midland’s investment portfolio are reflected in our financial statements and, therefore, could affect our financial condition or results. Furthermore, a decrease in the value of American Modern’s equity securities would also cause a decrease in American Modern’s statutory surplus, which in turn would limit American Modern’s ability to write insurance.

Concentration of Investments

As of December 31, 2006, approximately 39% of Midland’s equity investment portfolio and 9% of its total investment portfolio (approximately $88.8 million in market value) was invested in the common stock of U.S. Bancorp. A material decrease in the price of common stock of U.S. Bancorp would cause the value of Midland’s investment portfolio to decline and would also result in a decrease in American Modern’s statutory surplus.

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

The effects of emerging claim and coverage issues on American Modern’s business are uncertain

As industry practices and legal, judicial, social, environmental and other conditions change, unexpected and unintended issues related to claims and coverages may emerge. These issues can have a negative effect on American Modern’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. For example, there is a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claim-handling and other practices, particularly with respect to the handling of personal lines claims. The effects of emerging claim and coverage issues and future unfavorable judicial trends are extremely hard to predict and could harm our financial condition or results.

It would be difficult for a third party to acquire Midland

Controlling Shareholders

Members or trusts of the Hayden and LaBar families beneficially own approximately 44% of our common stock. Some members of these families serve as our executive officers and directors. Through their ownership of common stock and their positions with us, these families have the practical ability to effectively control Midland. They have the practical ability to elect a number of directors and exercise significant influence over the approval or disapproval of mergers or similar transactions and amending our Articles of Incorporation. A third party may need the approval of some members of these families to gain control of Midland.

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

Midland and its subsidiaries may be unable to pay dividends

Midland is organized as a holding company. Almost all of our operations are conducted by subsidiaries. For us to pay dividends to our shareholders and meet our other obligations, we must receive management fees and dividends from American Modern and M/G Transport. In order for American Modern to pay dividends and management fees to us and meet its other obligations, American Modern must receive dividends and management fees from its subsidiaries.

Payments of dividends by our insurance subsidiaries are regulated under state insurance laws. The regulations in the states where each insurance company subsidiary is domiciled limit the amount of dividends that can be paid without prior approval from state insurance regulators. In addition, state regulators have broad discretion to limit the payment of dividends by insurance companies. Without regulatory approval, the maximum amount of dividends that can be paid in 2007 by American Modern is $65.5 million. The maximum dividend permitted by law does not necessarily indicate an insurer’s actual ability to pay dividends. Our ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on American Modern’s surplus. A decrease in surplus could affect American Modern’s ratings, competitive position, covenants under borrowing arrangements with banks, the amount of premium that can be written and our ability to pay future dividends. A prolonged, significant decline in insurance subsidiary profits or regulatory action limiting dividends could subject us to shortages of cash because our subsidiaries will not be able to pay us dividends.

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

We are subject to various forms of litigation

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

Our relatively low trading volume may limit your ability to sell your shares

Although shares of our common stock are listed on the Nasdaq National Market, on many days in recent months, the daily trading volume for our common stock was less than 30,000 shares. As a result of this low trading volume, you may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded.

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

Midland owns its 275,000 square foot principal offices located in Amelia, Ohio. Midland’s insurance subsidiaries lease office space in Amelia, Ohio, Montgomery, Alabama and St. Louis, Missouri. Midland’s transportation subsidiaries lease offices in Metairie, Louisiana and St. Louis, Missouri. As described under “Liquidity, Capital Resources and Changes in Financial Condition” on page 32, Midland intends to complete the expansion of its headquarters in 2007. Midland’s premises are suitable and adequate for their intended use.

ITEM 3.	Legal Proceedings.

There are various actions pending against the Company in the normal course of business. However, management does not expect any of these actions to have a material adverse effect on our consolidated financial statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None during the fourth quarter.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Incorporated by reference to pages 77 and 78 (Note 16) and 81 of this Form 10-K. The number of holders of Midland’s common stock at December 31, 2006 was approximately 2,700. Midland’s common stock is registered with the NASDAQ Stock Market LLC to trade on the NASDAQ Global Select Market (MLAN).

Quarterly Data

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock
High	$37.75	$44.10	$43.75	$47.50
Low	$31.91	$32.50	$34.86	$39.84
Dividends per common share	$0.06125	$0.06125	$0.06125	$0.06125

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock
High	$34.63	$35.32	$40.42	$39.45
Low	$29.55	$30.60	$31.38	$31.13
Dividends per common share	$0.05625	$0.05625	$0.05625	$0.05625

The following graph shows a five year comparison of Midland’s cumulative total shareholder return with those of the Russell 2000 Equity Index and the Standard and Poor’s Property and Casualty Group. The graph assumes that $100 was invested on December 31, 2001 in Midland’s Common Stock and in each of the indices as noted below, including reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

During 2006, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, the Company acquired 26,693 shares in private transactions from employees in connection with its stock incentive plans during 2006. Such transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 30,288 shares from the Plan during 2006.

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2006	2005	2004	2003	2002	2001
Income Statement Data
Revenues:
Premiums earned	$675,864	$631,864	$677,584	$638,038	$577,668	$508,233
Other insurance income	12,929	12,600	13,780	14,064	13,756	12,971
Net investment income	42,223	40,519	37,165	33,279	35,899	34,198
Net realized investment gains (losses)(a)	8,445	6,262	9,933	4,566	(6,900)	2,023
Transportation	49,807	42,185	45,379	28,240	23,285	34,826

Total	789,268	733,430	783,841	718,187	643,708	592,251

Costs and Expenses:
Losses and loss adjustment expenses	307,503	286,662	348,611	392,232	341,015	292,188
Commissions and other policy acquisition costs	209,719	198,585	201,155	177,622	169,477	145,777
Operating and administrative expenses(d)	127,236	112,329	108,536	87,714	80,985	80,316
Transportation operating expenses	41,792	36,986	43,266	26,645	22,641	32,898
Interest expense	5,164	5,967	5,169	3,742	3,849	4,368

Total	691,414	640,529	706,737	687,955	617,967	555,547

Income Before Federal Income Tax and
Cumulative Effect of Change in
Accounting Principle	97,854	92,901	77,104	30,232	25,741	36,704
Provision for Federal Income Tax	27,159	27,575	22,866	6,956	5,437	9,482

Income Before Cumulative Effect of Change in Accounting Principle	70,695	65,326	54,238	23,276	20,304	27,222
Cumulative Effect of Change in Accounting Principle—Net(c)	—	—	—	—	(1,463)	—

Net Income (d)	$70,695	$65,326	$54,238	$23,276	$18,841	$27,222

Basic Earnings (Losses) Per Share of Common Stock(b)(d):
Income Before Cumulative Effect of Change in Accounting Principle	$3.70	$3.46	$2.91	$1.34	$1.17	$1.58
Cumulative Effect of Change in Accounting Principle(c)	—	—	—	—	(0.08)	—

Total	$3.70	$3.46	$2.91	$1.34	$1.09	$1.58

Diluted Earnings (Losses) Per Share of Common Stock(b)(d):
Income Before Cumulative Effect of Change in Accounting Principle	$3.60	$3.37	$2.83	$1.30	$1.14	$1.51
Cumulative Effect of Change in Accounting Principle(c)	—	—	—	—	(0.08)	—

Total	$3.60	$3.37	$2.83	$1.30	$1.06	$1.51

Cash Dividends Per Share of Common Stock(b)	$0.245	$0.225	$0.205	$0.190	$0.175	$0.160

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2006	2005	2004	2003	2002	2001
Balance Sheet Data
Total Cash and Marketable Securities	$1,036,436	$950,464	$978,296	$848,708	$745,733	$715,295
Total Assets	1,569,528	1,428,113	1,364,684	1,192,216	1,101,136	1,060,212
Total Debt	108,445	111,771	115,906	95,842	90,401	84,141
Unearned Insurance Premiums	445,324	395,007	390,447	383,869	406,311	403,855
Loss Reserves	221,639	254,660	232,915	204,833	164,717	148,674
Shareholders’ Equity	574,746	484,377	432,276	356,058	308,908	291,876
Book Value Per Share(b)	$29.90	$25.54	$22.98	$20.18	$17.59	$16.53
Common Shares Outstanding(b)	19,224	18,964	18,807	17,643	17,566	17,660
Other Data
AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$780,795	$697,930	$722,394	$663,972	$588,243	$555,548
Net Written Premium	678,107	619,267	671,985	616,709	561,515	523,105
Loss and Loss Adjustment Expense Ratio (GAAP)	45.5%	45.3%	51.7%	62.0%	59.3%	57.8%
Underwriting Expense Ratio (GAAP)	48.3%	48.5%	44.7%	41.1%	42.6%	43.1%
Combined Ratio (GAAP)	93.8%	93.8%	96.4%	103.1%	101.9%	100.9%
M/G Transport’s Transportation Operations
Net Revenues	$49,807	$42,185	$45,379	$28,240	$23,285	$34,826
Net Income	5,108	3,166	1,090	815	296	1,079
Total Assets	51,435	50,400	38,869	30,990	22,469	24,952
Shareholders’ Equity	18,484	14,676	12,261	11,446	10,805	10,509

Footnotes:

(a)	Net Realized Investment Gains (Losses) in 2006, 2005, 2004, 2003, 2002 and 2001 include the effect of SFAS 133 adjustments of $1.0 million, $0.4 million, $0.8 million, $0.8 million, $(0.2) million and $1.1 million, respectively.

(b)	Previously reported share information has been adjusted to reflect a 2-for-1 stock split effective July 17, 2002.

(c)	On January 1, 2002, the Company adopted SFAS 142 and recorded an impairment charge related to goodwill of $1.5 million, net of tax of $0.8 million.

(d)	The Company adopted SFAS 123(R ) in 2005 which increased stock option expense $2.5 million and $1.9 million in 2006 and 2005, respectively. Net income (after tax) was reduced by $1.6 million and $1.2 million, or $0.08 and $0.06 per share (diluted and basic), in 2006 and 2005, respectively. Prior year results were not restated.

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2007 and beyond. In some cases you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “likely,” “target” and similar expressions or the negative versions of such expressions. These forward-looking statements reflect The Midland Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond Midland’s ability to control or predict. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company or its subsidiaries, changes in exposures to assessments and surcharges for guaranty funds, second injury funds and other mandatory pool arrangements, changes in the business tactics or strategies of the Company, its subsidiaries or its current or anticipated business partners, the financial condition of the Company’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the Company or its subsidiaries. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. You should read this document and the documents referenced herein and filed as exhibits herewith completely and with the understanding that Midland’s actual future results may be materially different from what Midland expects. Midland qualifies all of its forward-looking statements by these cautionary statements.

Introduction

The Midland Company (“Midland” or the “Company”) is a highly focused provider of specialty insurance products and services through its American Modern Insurance Group, Inc. (“AMIG” or “American Modern”) subsidiary, which contributes approximately 94 percent of the company’s revenues. The Company also maintains an investment in a niche river transportation business, M/G Transport Services Inc. The Company has divided its insurance products into four distinct groups: residential property, recreational casualty, financial institutions, and all other insurance products. The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address these four reportable insurance segments and our transportation business. A summary description of the operations of each of these segments is included below.

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 41% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial service institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

Our specialty insurance operations are conducted through our wholly-owned American Modern subsidiary which controls eight property and casualty insurance companies, seven credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia.

M/G Transport Services, Inc. and MGT Services, Inc. (collectively M/G Transport) operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries and manages river transportation equipment owned by others on a fee based arrangement.

Overview of Recent Trends

Exposure Management

American Modern’s catastrophe reinsurance program is a significant aspect of our exposure management. Our 2006 catastrophe reinsurance structure was similar to the 2005 program with a $3.0 million increase in retention, from $7 million to $10 million, and the purchase of an additional $40 million of protection on top of our previous $110 million cover. Due to the volatile weather patterns of 2005, we absorbed a significant increase in our base reinsurance cost in 2006 that nearly doubled the base cost of 2005. This increase, along with the additional cover, adversely impacted our 2006 pre-tax earnings by approximately $12.0 million, or $0.40 per share (diluted). We have already begun efforts to recoup these costs through appropriate rate increases, commission adjustments and/or product changes. However, this is a process that takes some time, including additional time after state approvals to get the new rates and product changes into place within the renewal book and earned premium. These efforts produced minimal benefit to our 2006 profits, and likely will not be fully realized until 2007.

Our 2007 catastrophe reinsurance program is similar to the 2006 structure, but includes an additional $50 million layer of protection on top of our previous $150 million cover. The cost of our base catastrophe reinsurance program, which includes the purchase of the additional cover, will adversely impact our 2007 earnings by approximately $0.16 per share (diluted) as compared to 2006.

Diversification – Growth of Non-Manufactured Housing Products

American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including site built dwelling, mortgage fire, credit life and excess and surplus lines. Collectively, our non-manufactured housing direct and assumed written premiums grew 22.6% in 2006 compared to 2005. Non-manufactured housing products represented 59% and 64% of American Modern’s direct and assumed written premiums and related pre-tax profit, respectively, during 2006.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the years ended December 31, 2006 and 2005 (in millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our condensed consolidated statements of operations. Premiums for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are considered earned and are included in the financial results on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our condensed consolidated balance sheets.

	December 31, 2006
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$449.3	$402.1	$392.8
Recreational Casualty	94.3	92.7	95.5
Financial Institutions	122.1	112.7	103.8
All Other Insurance	166.1	86.8	83.8

Total	$831.8	$694.3	$675.9

	December 31, 2005
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$421.6	$381.3	$378.4
Recreational Casualty	100.5	98.2	103.3
Financial Institutions	79.1	70.8	78.4
All Other Insurance	133.3	77.1	71.8

Total	$734.5	$627.4	$631.9

Gross written premium, net written premium and net earned premium increased 13.2%, 10.7% and 7.0%, respectively, in 2006 compared to 2005. The most significant contributors to the growth in premiums in 2006 were the mortgage fire, site-built dwelling, excess and surplus lines and credit life insurance products.

Residential Property

The following chart is an overview of the results of operations of the company’s residential property segment (in 000’s).

	December 31,
	2006	2005	Change
Residential Property
Direct and Assumed Written Premiums	$449,270	$421,631	6.6%
Net Written Premiums	$402,056	$381,304	5.4%
Net Earned Premium	$392,762	$378,402	3.8%
Service Fees	6,124	5,651	8.4%

Total Revenues	$398,886	$384,053	3.9%
Income Before Taxes	$42,554	$45,755
Combined Ratio	96.2%	95.4%

The results from this segment are driven primarily by the manufactured housing and site-built dwelling products. Although the manufactured housing industry continues to be depressed, American Modern’s diverse distribution channels have enabled gross written premiums related to this product to increase to $337.8 million in 2006 compared to $331.5 million in 2005. Site-built dwelling gross written premiums increased 22.2% to $105.6 million in 2006 compared to $86.4 million in 2005.

The manufactured housing combined ratio, including catastrophe losses, increased slightly to 95.8% in 2006 compared to 94.4% in 2005. Excluding catastrophe losses for both years, the combined ratio was 86.3% in 2006 compared to 84.7% in 2005. The increase in combined ratio was due to the substantial increase in American Modern’s reinsurance program costs in 2006 compared to 2005 resulting from the significant hurricane activity in 2005. The site-built dwelling combined ratio improved to 97.6% in 2006 compared to 98.3% in 2005.

Recreational Casualty

The following chart is an overview of the results of operations of the company’s recreational casualty segment (in 000’s).

	December 31,
	2006	2005	Change
Recreational Casualty
Direct and Assumed Written Premiums	$94,285	$100,438	(6.1)%
Net Written Premiums	$92,725	$98,209	(5.6)%
Net Earned Premium	$95,520	$103,234	(7.5)%
Service Fees	1,751	2,373	(26.2)%

Total Revenues	$97,271	$105,607	(7.9)%
Income Before Taxes	$10,186	$12,693
Combined Ratio	97.0%	96.6%

Direct and assumed written premiums for our recreational casualty products decreased due primarily to the decreases of $5.6 million and $2.5 million for our watercraft and motorcycle products, respectively. The decrease in motorcycle direct and assumed written premiums was due primarily to the implementation in recent years of new underwriting modifications such as restrictions on certain types of coverages and implementation of a more sophisticated motorcycle make/model table to improve accuracy of class and identification of ineligible units. The decrease in watercraft direct and assumed written premiums was due primarily to underwriting actions taken to balance our coastal exposures. Although these actions are currently reducing our ability to grow these lines, we believe the recreational casualty products are now better positioned to provide profitable growth in the upcoming years.

Financial Institutions

The following chart is an overview of the results of operations of the company’s financial institutions insurance segment (in 000’s).

	December 31,
	2006	2005	Change
Financial Institutions
Direct and Assumed Written Premiums	$122,155	$79,108	54.4%
Net Written Premiums	$112,658	$70,817	59.1%
Net Earned Premium	$103,831	$78,424	32.4%

Total Revenues	$103,831	$78,424	32.4%
Income Before Taxes	$12,507	$9,471
Combined Ratio	92.9%	93.5%

The increase in direct and assumed written premiums for our financial institutions insurance products was driven primarily by the mortgage fire product which increased $30.2 million compared to the prior year. The increase in mortgage fire premiums is due to the signing of several new accounts throughout the year. Income increased for our financial institutions insurance products due to the mortgage fire profits generated from the increased written premiums.

All Other Insurance

The following chart is an overview of the results of operations of the company’s other insurance segment (in 000’s).

	December 31,
	2006	2005	Change
All Other Insurance
Direct and Assumed Written Premiums	$166,088	$133,304	24.6%
Net Written Premiums	$86,821	$77,040	12.7%
Net Earned Premium	$83,756	$71,810	16.6%
Agency Revenues	4,918	4,522	8.8%
Service Fees	7	82	(91.5)%

Total Revenues	$88,681	$76,414	16.1%
Income Before Taxes	$26,751	$19,903

American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in direct and assumed written premiums in 2006 compared to 2005. A large percentage of the Company’s excess and surplus lines gross written premium is ceded to reinsurers. In addition, a large percentage of credit life direct and assumed written premium is ceded to an insurance affiliate of the producing agent. The growth in our credit life insurance line was assisted by the acquisition of Southern Pioneer Life Insurance Company in July of 2006. This acquisition contributed $7.8 million of direct and assumed written premiums during the second half of 2006. The improvement in profitability in 2006 compared to 2005 is due primarily to the improved underwriting results related to the long haul truck, credit life and excess and surplus lines business combined with the profits generated from Southern Pioneer Life.

Midland Consolidated

Investment Income and Realized Capital Gains

Although net investment income is allocated to segments and product lines, the investment portfolio is generally managed as a whole and therefore is more meaningfully discussed in total. Net investment income increased to $42.2 million in 2006 from $40.5 million in 2005. This increase was due primarily to an increase in investment yield combined with an increase in invested assets. The annualized pre-tax equivalent investment yield, on a cost basis, of the Company’s fixed income portfolio was 5.9% in 2006 compared to 5.5% in 2005.

Realized investment gains and losses are comprised of three items: capital gains and losses from the sale of securities, derivatives features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	December 31, 2006
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$7,404	$4,892	$0.26
Derivatives	1,041	677	0.03
Other-Than-Temporary Impairments	—	—	—

Net Realized Investment Gains	$8,445	$5,569	$0.29

	December 31, 2005
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains	$5,870	$3,815	$0.20
Derivatives	392	255	0.01
Other-Than-Temporary Impairments	—	—	—

Net Realized Investment Gains	$6,262	$4,070	$0.21

Derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held by American Modern. The Company’s investment portfolio does not currently include any other types of derivative investments.

Insurance Losses and Loss Adjustment Expenses (LAE)

Overall, American Modern’s losses and loss adjustment expenses increased 7.3% in 2006 to $307.5 million from $286.7 million in 2005. The increase was due primarily to the related 7.0% increase in earned premiums in 2006 compared to 2005 combined with slight increases in loss ratios related to the manufactured housing, collateral protection and excess and surplus lines products. While the overall financial impact of catastrophes in 2006 improved compared to 2005, due to reinstatement premiums and other catastrophe related items in 2005, loss and loss adjustment expenses due to catastrophes remained relatively constant in 2006 at $34.5 million compared to $34.9 million in 2005.

Insurance Commissions and Other Policy Acquisition Costs

American Modern’s commissions and other policy acquisition costs increased 5.6% in 2006 to $209.7 million from $198.6 million in 2005. This fluctuation is consistent with the increase in net earned premium. However, the majority of the fluctuation related to the increase in performance-based commission expense, with the up-front commissions increasing only slightly. This change in the mix of commission expense is attributable to American Modern’s “Pay for Performance” commission policy, with agents representing the Company, which reduces the up-front commission paid but rewards favorable underwriting and growth performance with a higher performance-based commission.

Operating and Administrative Expenses

The Company’s operating and administrative expenses increased 13.3% to $127.2 million in 2006 compared to $112.3 million in 2005. This increase is due primarily to expenses related to an increase in employee salaries and benefits.

Transportation

M/G Transport, Midland’s transportation subsidiary, contributed $7.8 million of income, before taxes, in 2006 compared to $4.9 million in 2005. In addition, M/G Transport’s revenues increased to $49.8 million in 2006 compared to $42.2 million in 2005. The increases in transportation revenues and pre-tax income are due primarily to an improved freight rate environment that we expect to continue into 2007.

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

All Other Insurance

The following chart is an overview of the results of operations of the company’s all other insurance segment (in 000’s).

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

Transportation

M/G Transport, Midland’s transportation subsidiary, contributed $4.9 million of income, before taxes, in 2005 compared to $1.7 million in 2004. The increased profitability was due partially to significantly improved freight rates during 2005. In addition, M/G Transport focused its resources on shorter, more profitable moves in 2005. This strategy considerably improved M/G Transport’s profitability, but hampered its top line revenues. In fact, M/G Transport’s revenues decreased slightly to $42.2 million in 2005 compared to $45.4 million in 2004.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Contractual Obligations

We have certain obligations and commitments to make future payments under contracts. As of December 31, 2006, the aggregate obligations on a consolidated basis were as follows (amounts in 000’s):

Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt and interest	$108,908	$21,422	$39,584	$40,282	$7,620
Other notes payable	17,937	17,937	—	—	—
Annual commitments under non-cancelable leases	33,284	2,886	4,982	5,069	20,347
Purchase obligations	26,524	23,905	2,265	354
Other obligations	268	268
Insurance policy loss reserves	221,639	122,788	64,940	19,948	13,963

Total	$408,560	$189,206	$111,771	$65,653	$41,930

The table above excludes contracts and agreements that relate to maintenance and service agreements which, individually and in the aggregate, are not material to the Company’s operations or financial condition and are terminable by the Company with minimal advance notice and little or no cost to the Company.

The interest rates related to portions of the long-term debt in the above table are variable in nature and the interest payments included in the table have been calculated using the rates in effect at December 31, 2006.

The insurance policy loss reserve payment projections in the above table are based on actuarial assumptions. The actual payments will vary, in both amount and time periods, from the estimated amounts represented in this table. See further discussion regarding insurance policy loss reserves under the Critical Accounting Policies section.

Also included in the above table are four fifteen-year operating lease arrangements relating to the lease of 80 barges used in the transportation operations. The barges can be purchased near the end of the fifteen-year terms at predetermined prices or, at the end of each lease period, the company can either return the barges or purchase the equipment at fair market value. For all of the aforementioned operating leases, the 15-year lease periods were more attractive at the time than the traditional 5-year financing term for conventional long-term debt. As of December 31, 2006 future lease payments required under these operating lease arrangements are (000’s): 2007 – $2,444; 2008 through 2009 – $4,910; 2010 through 2011–$5,069; after 5 years – $20,347. M/G Transport’s operating cash flow is currently sufficient to pay the financial obligations under this agreement. Also included under purchase obligations in the above table is $10.7 million related to a contract to acquire an additional 25 jumbo open barges in 2007.

The Company is in the process of significantly expanding its headquarters. The expansion, which is scheduled for completion in September 2007, will add approximately 205,000 square feet of new office space and will expand an existing training center by approximately 20,000 square feet. The new facility, which is expected to cost approximately $29 million ($17.4 has been capitalized through December 31, 2006 with the remaining $11.6 million included in the purchase obligations line in the above table), will be financed through operating cash flows and short term debt borrowings during the construction phase. The Company is considering various financing options for the building once construction is completed.

Off Balance Sheet Arrangements

We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements. Similarly, the Company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during 2006. On April 27, 2006, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2008. In addition, 500,000 additional shares were authorized for repurchase bringing the total to 1,086,000 shares that remain authorized for repurchase under terms of this program. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During 2006, the Company repurchased 30,288 shares for approximately $2.1 million in connection with associate stock programs.

We paid dividends to our shareholders of $4.6 million during 2006, $4.2 million in 2005 and $3.7 million in 2004. In 2007, we expect to pay approximately $7.7 million in dividends to our shareholders due to increasing our annual dividend to $0.40 per share in 2007 compared to $0.245 per share in 2006.

We expect that our existing cash and other liquid investments, coupled with future operating cash flows and our short-term borrowing capacity, will meet our future operating cash requirements.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of December 31, 2006, we had $7.9 million of commercial paper debt outstanding, $6.6 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.4% as of December 31, 2006, a rate that is considered to be competitive with the market rates offered for similar instruments. As of December 31, 2006, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, of which $10.0 million was outstanding. These lines of credit contain minimal covenants and are typically drawn and repaid over periods ranging from two weeks to three months. We also have a mortgage obligation related to the financing of our corporate headquarters building. As of December 31, 2006, the outstanding balance of this mortgage was $13.9 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly interest payments are required until maturity in December 2007. The effective interest rate on this obligation is based on LIBOR plus 1% and was 6.31% at December 31, 2006.

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

Investment in Marketable Securities

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased 8.9% to $1,031.4 million at December 31, 2006 from $947.1 million at December 31, 2005. This increase was due, in part, to the positive cash flow from operations combined with the reinvestment of interest and dividends received throughout 2006. The increase was also due to the $26.0 million increase in unrealized appreciation in the market value of the securities held at December 31, 2006 compared to year end 2005. The increase in the unrealized appreciation was due to a $25.6 million increase in unrealized appreciation related to the equity portfolio combined with a $0.4 million increase in unrealized appreciation pertaining to the fixed income portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, increased to $88.8 million as of December 31, 2006 from $73.5 million as of December 31, 2005.

Securities with unrealized gains and losses by category (equity and debt) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of December 31, 2006

	Unrealized Gain (Loss)	Fair Value	# of Positions
Fixed Income Securities
Total held in a gain position	$12,154	$530,221	820
Held in a loss position for less than 3 months	(359)	73,574	106
Held in a loss position for more than 3 months and less than 9 months	(266)	12,101	21
Held in a loss position for more than 9 months and less than 18 months	(1,678)	134,515	155
Held in a loss position for more than 18 months	(1,167)	41,310	73

Fixed income total	$8,684	$791,721	1,175

Equity Securities
Total held in a gain position	$112,690	$217,274	167
Held in a loss position for less than 3 months	(163)	5,482	8
Held in a loss position for more than 3 months and less than 9 months	(86)	909	6
Held in a loss position for more than 9 months and less than 18 months	(316)	3,476	7
Held in a loss position for more than 18 months	(89)	1,388	2

Equity total	$112,036	$228,529	190

Total per above	$120,720	$1,020,250	1,365

Accrued interest and dividends	—	11,127

Total per balance sheet	$120,720	$1,031,377

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at December 31, 2006. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairment in future periods.

The average duration of the Company’s debt security investment portfolio as of December 31, 2006 was 5.0 years which management believes provides adequate asset/liability matching.

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

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $10.0 million in 2006 and a total of $40.3 million from inception in 2000 through December 31, 2006. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures in the range of $40 million to $45 million over the next four years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK®’s software development costs was $28.3 million at December 31, 2006.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of December 31, 2006, there was $36.0 million outstanding under these facilities.

Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 63% of American Modern’s accounts receivables relate to premium due directly from policyholders as of December 31, 2006. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures. Accounts receivable increased $11.1 million to $148.2 million at December 31, 2006 compared to $137.1 million at year end 2005. The increase is due to the corresponding increase in written premiums in 2006 compared to 2005.

Reinsurance recoverables and prepaid reinsurance premiums consisted of the following amounts (amounts in 000’s):

	As of December 31,
	2006	2005
Prepaid reinsurance premiums	$67,063	$49,549
Reinsurance recoverables—unpaid losses	54,550	62,241
Reinsurance recoverables—paid losses	6,893	20,947

Total	$128,506	$132,737

The decrease in reinsurance recoverables of $21.7 million at December 31, 2006 compared to 2005 is attributable primarily to the settlement of loss recoverables in 2006 related to the 2005 hurricanes. The increase in prepaid reinsurance premiums is due to the related increase in ceded written premiums during 2006.

The increase in property, plant and equipment of $29.0 million at December 31, 2006 compared to 2005 is due to the costs incurred to date related to the expansion of the Company’s headquarters, the continuing investment in modernLINK®, and M/G Transport’s purchase of 15 additional barges.

The $50.3 million increase in unearned insurance premiums at December 31, 2006 compared to year end 2005 is related to the $97.3 million increase in the Company’s direct and assumed written premiums.

The decrease of $33.0 million in insurance loss reserves was due primarily to the settlement of losses in 2006 related to hurricanes Katrina, Rita and Wilma. The following table provides additional detail surrounding the Company’s insurance policy loss reserves at December 31, 2006 and 2005 (amounts in 000’s):

	December 31,
	2006	2005
Gross case base loss reserves:
Residential property	$43,736	$57,845
Recreational casualty	23,160	34,742
Financial institutions	11,004	10,289
All other insurance	71,896	58,516
Gross loss reserves incurred but not reported	51,107	54,896
Outstanding checks and drafts	20,736	38,372

Total insurance loss reserves	$221,639	$254,660

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

M/G Transport entered into a fifteen-year lease in 1999 for transportation equipment. Aggregate rental payments under this operating lease over the next eight years will approximate $4.7 million. M/G Transport also entered into three fifteen-year operating leases related to the leasing of an additional 60 barges during the fourth quarter of 2006. Aggregate rental payments under these operating leases over the next fifteen years will approximate $28.1 million. In addition to the 2006 operating leases, M/G Transport purchased fifteen barges in the fourth quarter of 2006 for approximately $6.3 million.

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

As of December 31, 2006, the transportation subsidiaries have $16.6 million of collateralized equipment obligations outstanding.

OTHER MATTERS

Comprehensive Income

The differences between our net income and comprehensive income are changes in unrealized gains on marketable securities, changes in the fair value of the interest rate swap agreement and additional minimum liability requirements related to our defined benefit pension plans. For the years ended December 31, 2006, 2005 and 2004, such changes increased or (decreased), net of related income tax effects, by the following amounts (amounts in 000’s):

	2006	2005	2004
Changes in:
Net unrealized capital gains	$16,899	$(13,877)	$966
Fair value of interest rate swap hedge	—	280	651
Additional minimum pension liability	1,216	(1,567)	(2,045)

Total	$18,115	$(15,164)	$(428)

Net unrealized investment gains in equity securities (net of income tax effects) increased $16.6 million in 2006, decreased $2.9 million in 2005 and increased $2.7 million in 2004. For fixed income securities, net unrealized gains increased $0.3 million in 2006, decreased $11.0 million in 2005 and decreased $1.7 million in 2004.

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period. The interest rate swap agreement expired on December 1, 2005. While the interest rate swap agreement was in place, its after-tax fair value varied according to the current interest rate environment relative to the fixed rate of the swap agreement. Changes in the additional minimum pension liability are actuarially determined based on the funded status of the plans and current actuarial assumptions.

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

Transportation Revenue Recognition

Revenues for river transportation activities are recognized when earned. If freight services are in process at the end of a reporting period, an allocation of revenue between reporting periods is made based on relative transit time in each reporting period with expenses recognized as incurred.

Insurance Policy Loss Reserves

Our loss reserves are comprised of two main components, case base loss reserves and incurred-but-not-reported loss reserves. Loss reserves include both loss and loss adjustment expense and are reported net of salvage and subrogation.

Case base loss reserves are estimated liabilities set for specifically identified outstanding losses incurred to date to be paid in the future. Case base loss reserves are based on the specific facts and circumstances of reported claims, but still require a significant amount of judgment. Case base reserves are established after notice of loss is received. The initial amount of the case base reserve is based on the policy coverages and limits, loss description, exposure information (i.e., insured product and insured value), cause of loss and historical loss cost information. The claim reserves are subsequently adjusted by claims personnel as more information becomes available in the claim adjustment process, through such procedures as a physical inspection of the loss. In many of our property lines of business, our adjusters utilize specialized claim estimatic software to assist in the claim estimation process. The claim estimatic software utilizes historical information and considers factors such as the region to assist in the estimated value of such items as materials, labor and depreciation, as applicable. Case base loss reserves are subsequently revised based on additional information until the claim is ultimately paid. The case base claims from our property lines of business tend to be reported and settled rather quickly. We estimate that property claims are reported to us, on average, approximately 30 days after the loss incurred date and approximately 90 percent are settled within 30 days from when they are reported to us. Losses for our liability lines of business are generally reported to us much longer after the loss incurred date as compared to our property lines of business. The majority of our liability claims are settled within 90 days of being reported to us. However, it is not unusual to have liability claims that are not reported to us for as much as several years after the actual loss has occurred and for these claims to take an extended period of time to actually settle. This is particularly true in our exited commercial park and dealer liability business and to a lesser extent, in our excess and surplus lines. We estimate that approximately 55 percent of our case base loss reserves relate to property coverages and 45 percent relate to liability coverages. The Company’s philosophy is to adequately reserve our case base claims in a consistent manner.

The objective of the incurred-but-not-reported loss (IBNR) reserve is to establish a reserve for claims that have been incurred by our policyholders but not yet been reported to us and to contemplate any deficiency or redundancy in case base loss reserves as of a particular reporting date. In determining the recorded amount for the incurred-but-not-reported loss reserves for a reporting period management considers the following factors to determine if an adjustment to the incurred-but-not-reported loss reserve is necessary:

•

Trends or patterns in claim experience. We regularly review the level of loss reserves against actual loss development. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements.

•

Trends or patterns noted in management’s regular discussions with internal and external consulting actuaries. We meet with our external actuary on a quarterly basis and have ongoing discussions as necessary. We also consider the summarized statistical results from previous meetings with our external actuary in refining our IBNR reserves.

•

Management and the actuaries also meet periodically with Claims and Product personnel to review ongoing business trends, claim frequency and severity statistics and other relevant developmental trends.

•	We consider changes in our business, product mix, current events and any changes in case base claims reserving philosophies.

Based on the factors considered above, management adjusts the recorded balance of loss reserves, as necessary, to reflect their best estimate, which is recorded in the financial statements. In considering whether any adjustments are necessary to the incurred-but-not-reported loss reserve, we contemplate our loss reserves in total.

Management validates the recorded reserve amount by engaging an accredited consulting actuarial specialist. Following the end of each quarterly reporting period, but prior to the issuance of the financial statements, the consulting actuary develops an “acceptable actuarial range” for loss reserves. The external actuary utilizes various statistical models and analyses, in accordance with generally accepted actuarial standards, to determine this acceptable actuarial range. Management compares the recorded amount of loss reserves to the actuarial range. This range typically involves a fluctuation of approximately 10 percent. The loss reserve recorded balance is affirmed if it is within the acceptable actuarial range. If the recorded balance is outside of the actuarial range, management would make the necessary adjustment to the recorded balance. Historically, the recorded balance has been within the acceptable actuarial range, therefore no such adjustment has been necessary. We have consistently applied this approach to estimating loss reserves.

A summary of our loss reserves at December 31, 2006 and 2005 is included below:

	December 31, 2006	December 31, 2005
Property and casualty net case base reserves	$103,782	$103,915
Property and casualty net incurred but not reported reserves	35,204	44,151

Property and casualty net loss reserves	$138,986	$148,066

Property and casualty net loss reserves	$138,986	$148,066
Property and casualty reinsurance recoverables	42,802	53,844

Property and casualty gross loss reserves	181,788	201,910
Life and other gross loss reserves	19,115	14,378
Outstanding checks and drafts	20,736	38,372

Consolidated gross loss reserves	$221,639	$254,660

As noted in the table above, case base loss reserves represent the largest component of our loss reserves at approximately 75 percent of our net property and casualty loss reserves. Primarily composed of case base loss reserves, our total loss reserves are relatively short-tailed in nature and less as a percentage of statutory surplus than the property and casualty industry average. In total, our net property and casualty loss reserves represented 32% and 40% of the statutory property and casualty surplus at December 31, 2006 and 2005, respectively. In comparison, statutory loss reserves approximate 120% of statutory surplus for the property and casualty industry. Case base loss reserves tend to be more mechanical in nature and are based on specific facts and circumstances related to reported claims as compared to IBNR loss reserves, which have a higher degree of estimation and uncertainty.

In the loss reserve estimation process, accuracy of the recorded amounts is the primary objective. However, due to the uncertainty inherent in the process, we approach our loss reserves with an implicit degree of caution for adverse deviation although we do not specifically utilize an implicit or explicit provision for uncertainty or adjust any one specific assumption.

Each year, the credentialed consulting actuary computes an acceptable range for property and casualty reserves, which affirms management’s recorded balance if the recorded amount is within the range. At December 31, 2006, our estimate of property and casualty net loss reserves totaled $139.0 million, which was affirmed by the company’s consulting actuary range of $125.9 million to $143.7 million. However, in light of the significant assumptions and judgments used to estimate loss reserves, there can be no assurance that the actual losses ultimately experienced will fall within the consulting actuary’s range. The range is based on a “reasonable best case” and “reasonable worst case” with varying development patterns across our lines of business. However, the development of the December 31, 2006 loss reserves could be impacted by the following:

•	At December 31, 2006, the recorded net property and casualty loss reserves were in the upper half of the acceptable actuarial range.

•	We have considered the acceptable actuarial range. The range is based on a “reasonable best case” and “reasonable worst case” with varying development patterns across our lines of business.

•	We have considered that our historical loss development factors are more fully encompassing favorable development patterns that we have experienced over the last few years.

We have consistently applied our approach to loss reserves. Our estimates for loss reserves utilize historical loss development patterns. As new patterns emerge, they are reflected in our assumptions. Due to the significant amount of judgment and estimation that is required to estimate loss reserves, the actual loss development is likely to be different than the amounts recorded. For example, during the last 10 years we have experienced both favorable and unfavorable development in individual calendar years. Looking back at our net property and casualty loss reserves over the last ten years, we have experienced eight years where redundancy has developed and two years where a deficiency developed. The table below outlines the cumulative (deficiency)/redundancy for the net property and casualty loss reserves since 1996, based on re-estimated amounts at December 31, 2006.

Year	P&C Net Loss Reserves Original Balance	Cumulative (Deficiency) / Redundancy Based on 12/31/2006 Re-estimation	(Deficiency) / Redundancy As Percent of Original Reserves
1996	$64,784	$(2,723)	-4.2%
1997	81,901	4,407	5.4%
1998	88,267	10,249	11.6%
1999	89,325	3,054	3.4%
2000	95,022	695	0.7%
2001	102,858	3,208	3.1%
2002	115,584	(2,354)	-2.0%
2003	149,478	32,876	22.0%
2004	166,302	39,108	23.5%
2005	148,066	10,010	6.8%
2006	138,986	NA
10- Year Average			7.0%

With the benefit of hindsight, including one year of actual development patterns observed during 2006, our 2005 loss reserves were subsequently re-estimated to be $138.1 million. This produced a net cumulative redundancy, after one year of development, of $10.0 million. Although the 2005 loss reserves developed favorably in 2006, the redundancy was lower than what was experienced over the last few years. The lower redundancy related to the 2005 loss reserves was due primarily to adverse development in 2006 related to assessments associated with hurricane Katrina, our personal liability lines and our excess and surplus lines of business. The Company continued to see favorable development related to its motorcycle product.

In 2004 and 2005, we experienced more favorable development patterns than we have historically experienced in several of our lines. These lines included the motorcycle and excess and surplus lines as well as personal liability coverages associated with some of our products. The development patterns were more favorable than our historical trends and baseline industry information would have indicated at that time. In addition, during 2004 and 2005, we also experienced a decrease in the non-catastrophe related frequency in our residential property products, such as manufactured housing and site-built dwelling. The actual frequency that we have experienced during these years is below our historical averages, which are included as part of our baseline assumptions. However, we believe that this level of frequency is a short term variation and may not be sustainable over a long period of time.

We believe the recent favorable IBNR development was caused, in part, by lower non-catastrophe related frequency patterns than we have experienced historically, a higher level of case base redundancies, and favorable loss development in our newer lines of business. The case base redundancy was due in part to our response to the loss reserve deficiencies for the December 31, 2002 loss reserves that were ultimately discovered during 2003. In response to deficient development of reserves, management strengthened the company’s loss reserves to reflect these changing development trends arriving at a best estimate of how these losses would ultimately settle. The higher levels of loss reserves, and their potential redundancy, were not fully contemplated in the incurred-but-not-reported loss reserves, because our experience had not been validated over an appropriate period of time.

Although we have experienced better than expected claim activity in 2004 and 2005, we believe that several of our lines of business (including excess and surplus lines, personal liability and park and dealer liability) may still experience additional development in the future because of the liability components that are underwritten. Therefore, the 2004 redundancy reflected after one year of development may ultimately be more or less in future years. The potential for future development is evidenced by the fact that we experienced some adverse development related to losses that occurred in 2004 during 2006 in our personal liability and excess and surplus lines business.

Consequently, despite the recent experience, we have not changed our reserving approach or assumptions and we do not anticipate changing our reserving methodology until we believe that development trends have become sustainable. In determining our estimate of loss reserves, we apply caution to short term variations from historical patterns. We believe that short term variations must be viewed with skepticism and history shows that they do not produce data that is actionable until validated for an appropriate period of time. The evaluation of short term variations is highly subjective and often depends on specific facts and circumstances. Generally, to determine if a short term variation requires action, we analyze the specific facts and circumstances of the trend and evaluate data to determine whether the trend is sustainable. We believe that this approach avoids inappropriate volatility to the income statement. In order to determine whether variations from our historical patterns represent ongoing trends, management meets quarterly with Claims and Product personnel to review business developments, claim frequency and severity statistics and other relevant developmental trends. Additionally, management from various areas of the business (including product, claims and underwriting personnel) meet monthly to discuss trends relating to the products. Management also considers changes in our business, product mix and case base claims reserving philosophies when deciding whether the loss development patterns are sustainable.

The loss reserves from the following lines of business tend to be more difficult to predict as compared to the larger property portion of our business.

•

Motorcycle is a less mature product line that we began writing in 2001. We, therefore, did not have as much historical data related to this product. In addition, as we began writing this business, we experienced a very high loss ratio, relative to our, and industry standards. This was largely due to the initial underwriting criteria and our limited claim handling experience. Since 2001, we have made significant underwriting changes to this product and have also developed claim expertise and experience in settling claims related to this line thus causing more favorable development in recent years.

•

Personal liability and park and dealer liability tend to be more volatile due to the liability component of these risks, which has a higher degree of complexity and a longer development period when compared to the larger property portion of our business. We exited the park and dealer liability lines in 2001 and we had experienced several years of volatility and inadequate reserves related to this line at December 31, 2003. Subsequently, we have experienced claims being settled for less than the amount reserved.

•

The excess and surplus lines are new lines of business to the Company. We began writing excess and surplus in 2002 and we therefore do not have a large amount of historical development data. Additionally, the excess and surplus lines contain a higher degree of liability risks and the reserving methodology is more dependent on longer term development patterns.

Essentially, in each of these lines we experienced more favorable development in 2005 than our historical development and baseline industry data would have indicated. The favorable development in 2005 was the result of a combination of redundant case base reserves, where claims were settled for less than the reserved amount, and lower non-catastrophe related frequency patterns than we have historically experienced. We estimate that redundant case base reserves accounted for approximately 40% of our favorable development with the remaining redundancy attributed primarily to the re-estimate of incurred-but-not-reported loss reserves, after an additional year of development. As discussed above, we believe this IBNR development was caused, in part, by lower non-catastrophe related frequency patterns than we have experienced historically, a higher level of case base redundancies, and favorable loss development in our newer lines of business. The case base redundancy was due in part to our response to the loss reserve deficiencies for the December 31, 2002 loss reserves that were ultimately discovered during 2003. Both our property and liability lines developed a deficiency in 2003. Collectively, the December 31, 2002 loss reserves developed a deficiency of approximately 10 percent, or $12 million, in 2003. This was due in part to the newer lines of business and the more volatile park and dealer liability lines, which we exited in 2001. In response to deficient development of reserves, management strengthened the company’s loss reserves to reflect these changing development trends arriving at a best estimate of how these losses would ultimately settle. The higher levels of loss reserves, and their potential redundancy, were not fully contemplated in the incurred-but-not-reported loss reserves, because our experience had not been validated over an appropriate period of time.

As mentioned above, management considers trends or patterns in claim experience in determining its best estimate of loss reserves. Management regularly reviews the level of loss reserves against actual loss development. As part of the retrospective analysis, management compares actual development to our underlying assumptions and we consider these results in assessing whether any adjustments to the loss reserves are necessary. This retrospective review is the primary criteria used in refining the levels of loss reserves recorded in the financial statements. As part of this review, management also considers trends or patterns noted in management’s regular discussions with internal and external consulting actuaries. We meet with our consulting actuary on a quarterly basis and have ongoing discussions as necessary. During the meetings with our consulting actuary, we use available statistical information to re-estimate prior period loss reserves which includes the development of the case base loss reserves. We also consider the summarized statistical results from previous meetings with our external actuary in refining our IBNR reserves. In addition, management meets quarterly with Claims and Product personnel to review ongoing business trends, claim frequency and severity statistics and other relevant developmental trends. We consider changes in our business, product mix, current events and any changes in case base claims reserving philosophies.

As previously mentioned, management engages a credentialed consulting actuary to affirm the recorded amount of loss reserves with an acceptable actuarial range. The consulting actuarial firm utilizes a variety of actuarial and statistical methods in determining the ultimate liabilities within acceptable actuarial range for loss reserves. These methods include, but are not limited to:

•	The Incurred Loss Development Method

•	The Paid Loss Development Method

•	The Hindsight Average Claim Cost Method

•	Bornhuetter/Ferguson (Paid and Incurred) Methods

The table below provides a summary of these actuarial models along with an outline of the model advantages, disadvantages and the primary use of the model and key assumptions used on the models:

Model	Model Summary	Model Advantages	Model Disadvantages	Primary Use of Model	Key Assumptions

Incurred Loss Development Method	Historical loss reporting pattern is applied directly to the latest cumulative reported losses (paid plus case reserves) to estimate ultimate losses	Tends to be responsive to changes in reported losses. May also provide more accurate estimate of ultimate losses for less mature years if historical levels of reserve accuracy are maintained	May inaccurately react to a change in the adequacy of case reserves	Principally used for property lines of business, including the property components of residential property lines. Model is also used for older accident years for liability components.	Historical loss development growth will be consistent from year to year. Often an average growth development factor will be utilized

Paid Loss Development	Historical loss payment pattern is applied directly to the latest cumulative paid losses to estimate ultimate losses.	Estimates of ultimate losses are independent of case reserve adequacy and are unaffected by changes in case reserving practices	The nature of liability payment patterns requires the application of large development factors to relatively small payments in most immature years	Principally used for liability lines. It is more applicable in middle maturity accident years. This model is also used if there has been a change in case reserving philosophies.	Claims closing rates are consistent

Hindsight Average Claim Cost	An estimate of the remaining reserves is divided by the number of open claims. These average claims costs are trended forward. From this average remaining claim cost we subtract the current average pending claim and then multiply the difference by the number of open claims. The result is a projection of IBNR.	The number of open claims is the basis of this approach and consequently, changes in reserve adequacy will not affect the result of this method	Changes in claim closing rates will cause differences in historical averages (i.e. claim population at the same age of development is different.) This method does not reflect claims adjustment information, which is more important in older years.	Principally used for liability lines of business. It is appropriate for more recent accident years and may also be used if there has been a change in case reserving philosophies.	Ultimate settlement of open claims is consistent with historical trends. Claims closing rates are consistent.

Bornhuetter / Ferguson	This method bases the projection of losses on the loss ratio and percent of losses reported to date for an accident year. This model is often used in newer lines of business and may incorporate industry information.	This method is less sensitive than the incurred loss development method to the volatility that is present in the reported losses in the early stages of development	Ignores current information as it assumes similar exposures and loss potential for all accident years, unless specific adjustments are made to account for changes.	Principally used for liability lines of business, although it may also be used for property lines of business for high catastrophe periods and lines of business that are less mature	The selected initial expected loss ratio is reflective of the actual loss ratio. Reporting and/or payment patterns are consistent.

In determining the appropriate models to utilize for our various lines of business, our consulting actuary considers the following factors:

•	Characteristics of the line of business (property or liability)

•	The history of the lines of business

•	The number of years of company specific historical development data

•	The age of accident year

•	Other specific operating factors, such as changes in claims reserving philosophies or changes in claims personnel management

Generally, the incurred loss development method is the primary method used by our external actuary in determining the ultimate liability for the property lines of business. For our liability lines of business, our consulting actuary will generally utilize estimates from several of the models listed above and develop a blended average. This process requires significant judgment from our credentialed actuary and more emphasis may be applied to one model based on the judgment of the actuary.

The Company’s philosophy is to adequately reserve our case base claims in a consistent manner. We regularly monitor the development of our case base claims and make appropriate adjustments to our recorded reserve balances and in our reserving practices. In addition, the following factors contribute to the variability in establishing case base loss reserves:

•

The timing of information received. As more information becomes available, (i.e., through physical inspections, actual claim settlement, etc.) case base reserves are adjusted appropriately to reflect current information.

•

Liability claims, by their very nature, are less obvious and more complex than property claims and, therefore, the reserving process requires more judgment. Liability losses often involve multiple parties, can more often be subject to litigation and often do not involve immediately apparent property damage. As a consequence, reserving for such losses requires more estimation and judgment than the property lines.

•	The increase in demand for replacement materials and labor (demand surge), specifically after a large scale catastrophic event, which may contribute to inadequate case base reserve.

IBNR loss reserves are approximately 25 percent of the net property and casualty loss reserves, while case base loss reserves represent approximately 75 percent of the net property and casualty reserve balance. The primary criteria that management considers in determining its best estimate for loss reserves includes trends and patterns in the actual claims settling process, historical development patterns, trends and patterns noted in regular discussion with internal and external actuaries, and changes in our business, product mix or our case base claims reserving process.

In order to determine an acceptable actuarial range of loss reserves, the consulting actuary utilizes various statistical models. The most significant assumptions relate to the development factors which are utilized to predict the ultimate losses expected to be incurred. The consulting actuary utilizes historical development factors, including the use of 3- and 5-year historical development averages to estimate the ultimate liability. Our consulting affirming actuary utilizes development factors that are applicable to certain lines of business based on their risk characteristics (i.e., property, liability, motorcycle, excess and surplus). Additionally, development patterns are developed for each accident year. The development factors that are used by the actuaries are generally based on our historical patterns, rather than the development from any one year, which balances stability and responsiveness in developing age to age factors. For example, in determining the 2005 loss reserves, the most recent favorable one year development patterns were considered as part of historical averages. However, the impacts of the latest one-year favorable development factors were only partially recognized in the external actuary’s contemplation of loss reserves. As development factors continue to emerge they will be a larger part of the historical three- and five-year averages, and will be more heavily weighted when reflected in the range of our affirming external actuary. For example, we have experienced more favorable development patterns over the last couple of years in our motorcycle coverages than our historical patterns would indicate.

Given the way in which we assess the adequacy of our loss reserves, it is not practicable to individually isolate and quantify the impact of specific factors attributable to key assumptions as many of these items are inter-related and are also offset by other significant factors such as frequency and severity.

Both management and the consulting actuary utilize various assumptions for loss adjustment expense and salvage and subrogation, and are based on historical averages. However, these assumptions have not changed significantly and have not materially affected management’s best estimate of loss reserve or the external actuary’s acceptable actuarial range of insurance loss reserves.

Based on the considerations noted above, and our historical loss reserve development patterns, we believe it is reasonably likely that our December 31, 2006 net property and casualty loss reserves will develop with a redundancy in the range of 5 percent to 15 percent, although it is possible that the actual development will be more or less. A chart outlining the after-tax earnings impact of reasonably likely redundancies is shown below. The potential earnings impact of the 2006 loss reserves redundancy on our 2007 after-tax earnings assumes no development, positive or negative, relative to the December 31, 2007 loss reserves.

Potential Percent Redundant	Potential After-Tax Earnings Impact
5%	$4.5 million
10%	$9.0 million
15%	$13.5 million

While management believes the amounts are fairly stated, the ultimate liability, once fully developed, may be more than or less than the recorded amount. If the ultimate pay outs would significantly exceed the expected amounts, the Company has several potential options to utilize in order to satisfy the additional obligations. For example, the Company could liquidate a portion of its investment portfolio or draw on conventional short-term credit lines available, at costs not exceeding prime rates. The Company believes either of these options would be sufficient to meet any increases in required loss payments. Slowness to recognize or respond to new or unexpected loss patterns, such as those caused by the risk factors listed in the Company’s Safe Harbor Statement, could lead to a shortage in reserves, which would lead to a decrease in after-tax earnings.

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

Due to the nature of our non-catastrophe related reinsurance programs, the results of operations related to these programs did not significantly fluctuate during the three year period ended December 31, 2006.

However, our operating results were impacted to varying degrees by our catastrophe reinsurance program. Catastrophe reinsurance costs, including reinstatements, totaled $25.8 million, $31.9 million and $16.9 million during 2006, 2005 and 2004, respectively. The Company’s gross catastrophe losses for 2006, 2005 and 2004 were $41.9 million, $232.1 million and $67.1 million, respectively, of which $7.4 million, $179.4 million and $21.1 million, respectively, were recovered through our catastrophe reinsurers.

Based on our estimates as of December 31, 2006, Hurricane Katrina, the costliest storm in U.S history, exceeded the limits of the Company’s 2005 catastrophe reinsurance program by approximately $8.0 million in 2006, which impacted after tax earnings by approximately $5.2 million.

Our 2006 catastrophe reinsurance structure was similar to the 2005 program with a $3.0 million increase in retention, from $7 million to $10 million, and the purchase of an additional $40 million of protection on top of our previous $110 million cover. Due to the volatile weather patterns of 2005, we absorbed a significant increase in our base reinsurance cost in 2006 that nearly doubled the base cost of 2005. This increase, along with the additional cover, adversely impacted our 2006 pre-tax earnings by approximately $12.0 million, or $0.40 per share (diluted).

Our 2007 catastrophe reinsurance program is similar to the 2006 structure, but includes an additional $50 million layer of protection on top of our previous $150 million cover. The cost of our base catastrophe reinsurance program, which includes the purchase of the additional cover, will adversely impact our 2007 earnings by approximately $0.16 per share (diluted).

While the hurricane activity over the past couple of years has significantly increased the cost of obtaining reinsurance, our strong relationships with our reinsurers have allowed us to provide exposure management that is consistent with our overall risk management strategy. In addition, our strong relationships with our reinsurers and our disciplined overall exposure management philosophy, combined with the financial strength of these reinsurers (as of December 31, 2006, approximately 85% of the Company’s catastrophe reinsurers had an A.M. Best rating of “A-” or better), allow us to be confident that we will be able to effectively manage our exposures in the future.

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

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At December 31, 2006, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgment we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. While the Company has the ultimate authority regarding sales of securities, investment managers may sell certain securities and reinvest the proceeds if they believe returns would be enhanced by doing so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other than temporary impairment, the Company asks investment managers to identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At December 31, 2006, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

For the years ended December 31, 2006, 2005 and 2004, we incurred no losses related to other-than-temporary impairments. Impairment charges, if incurred, would be included in the consolidated financial statements in “net realized investment gains (losses).”

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this new pronouncement to have a material effect on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is assessing the impact that SFAS 157 will have on its consolidated financial statements.

Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 resulted in a reduction of shareholders’ equity of $3.6 million, net of tax, at December 31, 2006.

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

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 5.0 year duration of the Company’s fixed income portfolio as of December 31, 2006, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $801.7 million debt security portfolio by 5.0%, or $40.1 million.

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of December 31, 2006, the Company had $229.7 million in equity holdings, including $88.8 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $8.9 million. As of December 31, 2006, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 0.95. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 9.5%.

The active management of market risk is integral to the Company’s operations. The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities.

ITEM 8.	FINANCI AL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Midland Company:

We have audited the accompanying consolidated balance sheets of The Midland Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the index at 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Midland Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006 and Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 7, 2007

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

Amounts in 000’s

	December 31, 2006	December 31, 2005
ASSETS
MARKETABLE SECURITIES:
Fixed income (amortized cost, $792,998 at December 31, 2006 and $743,354 at December 31, 2005)	$801,682	$751,651
Equity (cost, $117,659 at December 31, 2006 and $109,020 at December 31, 2005)	229,695	195,445

Total	1,031,377	947,096
CASH	5,059	3,368
ACCOUNTS RECEIVABLE - NET	148,204	137,125
REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	128,506	132,737
PROPERTY, PLANT AND EQUIPMENT - NET	118,879	89,888
DEFERRED INSURANCE POLICY ACQUISITION COSTS	99,277	88,374
OTHER ASSETS	38,226	29,525

TOTAL ASSETS	$1,569,528	$1,428,113

See notes to consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

Amounts in 000’s

	December 31, 2006	December 31, 2005
LIABILITIES & SHAREHOLDERS’ EQUITY
UNEARNED INSURANCE PREMIUMS	$445,324	$395,007
INSURANCE LOSS RESERVES	221,639	254,660
INSURANCE COMMISSIONS PAYABLE	46,593	41,900
FUNDS HELD UNDER REINSURANCE AGREEMENTS
AND REINSURANCE PAYABLES	15,139	11,655
LONG-TERM DEBT	66,508	67,766
NOTES PAYABLE	17,937	20,005
DEFERRED FEDERAL INCOME TAX	47,197	38,350
OTHER PAYABLES AND ACCRUALS	110,445	90,393
JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	994,782	943,736

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 19,224 shares at December 31, 2006 and 18,964 shares at December 31, 2005 after deducting treasury stock of 3,782 shares and 4,042 shares, respectively)	959	959
Additional paid-in capital	65,669	57,061
Retained earnings	477,145	411,210
Accumulated other comprehensive income	72,346	57,863
Treasury stock - at cost	(41,373)	(42,716)

TOTAL SHAREHOLDERS’ EQUITY	574,746	484,377
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,569,528	$1,428,113

See notes to consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Amounts in 000’s (except per share information)

	Years Ended December 31,
	2006	2005	2004
REVENUES:
Premiums earned	$675,864	$631,864	$677,584
Other insurance income	12,929	12,600	13,780
Net investment income	42,223	40,519	37,165
Net realized investment gains	8,445	6,262	9,933
Transportation	49,807	42,185	45,379

Total	789,268	733,430	783,841

COSTS AND EXPENSES:
Losses and loss adjustment expenses	307,503	286,662	348,611
Commissions and other policy acquisition costs	209,719	198,585	201,155
Operating and administrative expenses	127,236	112,329	108,536
Transportation operating expenses	41,792	36,986	43,266
Interest expense	5,164	5,967	5,169

Total	691,414	640,529	706,737

INCOME BEFORE FEDERAL INCOME TAX	97,854	92,901	77,104
PROVISION FOR FEDERAL INCOME TAX	27,159	27,575	22,866

NET INCOME	$70,695	$65,326	$54,238

BASIC EARNINGS PER SHARE OF COMMON STOCK:	$3.70	$3.46	$2.91

DILUTED EARNINGS PER SHARE OF COMMON STOCK:	$3.60	$3.37	$2.83

See notes to consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMEN TS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Amounts in 000’s

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income	Treasury Stock	Unvested Restricted Stock Awards	Total	Compre- hensive Income
BALANCE, DECEMBER 31, 2003	$911	$23,406	$299,752	$73,455	$(41,442)	$(24)	$356,058
Comprehensive income:
Net income			54,238				54,238	$54,238
Increase in unrealized gain on marketable securities, net of federal income tax of $518				966			966	966
Other, net of federal income tax of $(750)				(1,394)			(1,394)	(1,394)

Total comprehensive income								$53,810

Common stock issuance	48	25,022					25,070
Purchase of treasury stock					(2,918)		(2,918)
Issuance of treasury stock for options exercised and employee savings plan		1,642			1,325		2,967
Cash dividends declared			(3,849)				(3,849)
Federal income tax benefit related to the exercise or granting of stock awards		1,114					1,114
Amortization and cancellation of unvested restricted stock awards						24	24

BALANCE, DECEMBER 31, 2004	$959	$51,184	$350,141	$73,027	$(43,035)	$—	$432,276
Comprehensive income:
Net income			65,326				65,326	$65,326
Decrease in unrealized gain on marketable securities, net of federal income tax of $(7,473)				(13,877)			(13,877)	(13,877)
Other, net of federal income tax of $(692)				(1,287)			(1,287)	(1,287)

Total comprehensive income								$50,162

Purchase of treasury stock					(1,839)		(1,839)
Issuance of treasury stock for options exercised and employee savings plan		3,520			2,158		5,678
Cash dividends declared			(4,257)				(4,257)
Federal income tax benefit related to the exercise or granting of stock awards		455					455
Stock option expense		1,902					1,902

BALANCE, DECEMBER 31, 2005	$959	$57,061	$411,210	$57,863	$(42,716)	$—	$484,377
Comprehensive income:
Net income			70,695				70,695	$70,695
Increase in unrealized gain on marketable securities, net of federal income tax of $9,099				16,899			16,899	16,899
Other, net of federal income tax of $655				1,216			1,216	1,216

Total comprehensive income								$88,810

SFAS 158 pension adjustment, net of federal income tax of $(1,956)				(3,632)			(3,632)
Purchase of treasury stock					(2,082)		(2,082)
Issuance of treasury stock for options exercised and employee savings plan		4,656			3,425		8,081
Cash dividends declared			(4,760)				(4,760)
Federal income tax benefit related to the exercise or granting of stock awards		1,420					1,420
Stock option expense		2,532					2,532

BALANCE, DECEMBER 31, 2006	$959	$65,669	$477,145	$72,346	$(41,373)	$—	$574,746

See notes to consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Amounts in 000’s

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,695	$65,326	$54,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,412	10,521	10,867
Stock-based compensation	5,616	3,943	1,852
Net realized investment gains	(7,175)	(5,870)	(9,169)
Changes in:
Reinsurance recoverables and prepaid reinsurance premiums	13,056	(45,011)	(16,736)
Net accounts receivable	(10,582)	(23,146)	(19,971)
Insurance loss reserves	(35,739)	21,745	28,082
Unearned insurance premiums	28,576	4,560	6,578
Other assets	(4,320)	(3,878)	(4,315)
Insurance commissions payable	4,683	(1,167)	12,545
Deferred insurance policy acquisition costs	(4,822)	2,049	(2,550)
Funds held under reinsurance agreements and reinsurance payables	3,334	(2,117)	6,794
Other accounts payable and accruals	13,943	(781)	18,680
Provision (benefit) for deferred federal income tax	(408)	(1,088)	407
Other-net	783	2,044	1,604

Net cash provided by operating activities	87,052	27,130	88,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(15,174)	—	—
Purchase of marketable securities	(331,244)	(504,809)	(617,105)
Sale of marketable securities	248,355	457,815	407,729
Maturity of marketable securities	27,367	86,083	76,946
Decrease (increase) in cash equivalent marketable securities	25,800	(32,558)	15,992
Acquisition of property, plant and equipment	(50,832)	(32,435)	(11,699)
Proceeds from sale of property, plant and equipment	13,157	890	2,243

Net cash used in investing activities	(82,571)	(25,014)	(125,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(2,068)	(13,172)	(448)
Repayment of long-term debt	(1,258)	(1,903)	(3,488)
Issuance of long-term debt	—	10,940	—
Dividends paid	(4,651)	(4,155)	(3,723)
Issuance of treasury stock	6,103	4,523	2,967
Purchase of treasury stock	(2,082)	(1,839)	(2,918)
Excess tax benefits from exercise of stock options	1,166	—	—
Proceeds from common stock issuance	—	—	25,070
Issuance of junior subordinated debentures	—	—	24,000

Net cash provided by (used in) financing activities	(2,790)	(5,606)	41,460

NET INCREASE (DECREASE) IN CASH	1,691	(3,490)	4,472
CASH AT BEGINNING OF PERIOD	3,368	6,858	2,386

CASH AT END OF PERIOD	$5,059	$3,368	$6,858

INTEREST PAID	$5,029	$5,753	$4,470
INCOME TAXES PAID	$29,625	$24,600	$22,869

Treasury stock issued under the Company’s performance stock award plan amounted to $1,978 and $1,155 for 2006 and 2005, respectively.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

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

Marketable Securities — Marketable securities are categorized as fixed income securities (cash equivalents, debt instruments and preferred stocks having scheduled redemption provisions) and equity securities (common, convertible and preferred stocks which do not have redemption provisions). The Company classifies all fixed income and equity securities as available-for-sale and carries such investments at market value. Unrealized gains or losses on investments, net of related income taxes, are included in shareholders’ equity as an item of accumulated other comprehensive income. Realized gains and losses on sales of investments are recognized in income on a specific identification basis. Embedded derivatives are valued separately and the change in market value of the derivatives is included in Net Realized Investment Gains on the Consolidated Statements of Income.

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

Property and Depreciation — Property, plant and equipment are recorded at cost. The Company periodically measures fixed assets for impairment. Depreciation and amortization are generally calculated over the estimated useful lives of the respective properties (buildings and equipment – 15 to 35 years, furniture and equipment – 3 to 7 years, and barges – 23 years).

During 2006, the Company performed an extensive review of its useful life and salvage value estimates as they relate to M/G Transport’s barges. As a result of this review, the Company determined that the useful lives of the barges should be extended from 20 years to 23 years. In addition, the Company determined that the salvage values of each barge should be increased from $10,000 to $30,000. Both of these changes were implemented prospectively and were effective on October 1, 2006. The effect of this change in accounting estimate on the Company’s net income was $146,000 for the fourth quarter of 2006.

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

Goodwill and Other Intangibles — In July 2006, the Company acquired all of the outstanding stock of Southern Pioneer Life Insurance Company, a privately held insurance company located in Trumann, Arkansas. Operating results emanating from this purchase since July 2006 are reported in the “All other insurance” segment.

As a result of this acquisition, the Company recorded $3.2 million in goodwill and $1.7 million in other intangible assets. The other intangible assets will be amortized over periods ranging from five to fifteen years. Future amortization expense will equal (amounts in 000’s): $127 – 2007; $127 – 2008; $127 – 2009; $127 – 2010; $117 in 2011 and $1,056 – thereafter.

In addition to the $3.2 million of goodwill mentioned above, the Company also has $2.1 million of goodwill related to past business combinations. The goodwill balances are recorded in Other Assets on the Company’s Consolidated Balance Sheets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company accounts for goodwill under the impairment approach. Based on the Company’s impairment review, no impairment charges were necessary for 2006, 2005 or 2004.

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

American Modern and its independent reinsurance brokers regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. During 2006, approximately 85% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A” or higher.

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

Statements of Cash Flows — For purposes of the consolidated statements of cash flows, the Company defines cash as cash held in operating accounts at financial institutions. The amounts reported in the consolidated statements of cash flows for the purchase, sale or maturity of marketable securities do not include cash equivalents.

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

Derivative Instruments — The Company accounts for its derivatives under Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The standard requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income or current earnings or both, as appropriate. During 2002, the Company entered into a series of interest rate swaps to convert $30 million of floating rate debt to a fixed rate. The interest rate swaps were designated as a cash flow hedge and were deemed to be 100% effective. Thus, the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no impact on the Consolidated Statements of Income. The interest rate swap agreements ended during 2005 and, therefore, no balances were outstanding related to these derivatives at December 31, 2006 or 2005. At December 31, 2004, $0.3 million in deferred losses, net of tax, related to this hedge were recorded in accumulated other comprehensive income.

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

The fair values of the 2006, 2005 and 2004 option grants were estimated on the date of the grant using the Black Scholes option-pricing model with the following (weighted average) assumptions:

	2006	2005	2004
Fair value of options granted	$11.72	$12.31	$8.77
Dividend yield	0.9%	1.0%	1.0%
Expected volatility	28.9%	30.5%	31.6%
Risk free interest rate	4.5%	4.0%	3.6%
Expected life (in years)	7.0	7.5	7.0

Prior to 2005, Midland accounted for stock options using the “intrinsic value” method. Therefore, no compensation cost had been recognized for the stock option plans. Had the Company accounted for all stock based employee compensation under the fair value method (SFAS 123), the Company’s 2004 net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in 000’s, except per share data):

Pro forma 2004
Net income as reported	$54,238
Deduct: Total stock option employee compensation determined under fair value based method for all awards, net of related tax effects	1,053

Pro forma net income	$53,185

Average shares outstanding
Basic	18,618
Diluted	19,190
Earnings per share
Basic—as reported	$2.91
Basic—pro forma	2.86
Diluted—as reported	$2.83
Diluted—pro forma	2.77

New Accounting Standards — In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is not expected to have a material impact on the Company’s Consolidated Financial Position or Results of Operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this new pronouncement to have a material effect on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is assessing the impact that SFAS 157 will have on its consolidated financial statements.

Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 resulted in a reduction of shareholders’ equity of $3.6 million, net of tax, at December 31, 2006.

2. Marketable Securities

	Thousands of Dollars
	Cost or Amortized Cost
		Gross Unrealized		Fair Value
2006		Gains	Losses
Debt Securities:
Governments	$39,409	$683	$240	$39,852
Mortgage Backed	118,379	751	897	118,233
Municipals	405,694	5,538	907	410,325
Corporates	164,921	5,182	1,426	168,677
Cash Equivalents	53,586	—	—	53,586
Other—Notes Receivable	1,048	—	—	1,048
Accrued Interest	9,961	—	—	9,961

Total	792,998	12,154	3,470	801,682

Equity Securities	112,609	112,690	654	224,645
Derivatives	3,884	—	—	3,884
Accrued Dividends	1,166	—	—	1,166

Total	117,659	112,690	654	229,695

Total Marketable
Securities	$910,657	$124,844	$4,124	$1,031,377

	Thousands of Dollars
	Cost or Amortized Cost
		Gross Unrealized		Fair Value
2005		Gains	Losses
Debt Securities:
Governments	$50,647	$998	$366	$51,279
Mortgage Backed	112,105	601	1,446	111,260
Municipals	347,086	5,054	1,581	350,559
Corporates	155,363	6,445	1,408	160,400
Cash Equivalents	68,242	—	—	68,242
Other—Notes Receivable	1,137	—	—	1,137
Accrued Interest	8,774	—	—	8,774

Total	743,354	13,098	4,801	751,651

Equity Securities	105,182	87,770	1,345	191,607
Derivatives	2,843	—	—	2,843
Accrued Dividends	995	—	—	995

Total	109,020	87,770	1,345	195,445

Total Marketable
Securities	$852,374	$100,868	$6,146	$947,096

At December 31, 2006 and 2005, the fair value of the Company’s investment in the common stock of US Bancorp, which exceeded 10% of the Company’s shareholders’ equity, was $88.8 million and $73.5 million, respectively. Also, at December 31, 2006 and 2005, the market value of the Company’s investment portfolio includes approximately $24.2 million and $35.1 million, respectively, of convertible securities, some of which contain derivatives features.

The following is investment information summarized by investment category (amounts in 000’s):

	2006	2005	2004
Investment Income:
Interest on Fixed Income Securities	$37,435	$35,942	$32,523
Dividends on Equity Securities	6,983	6,688	6,547
Investment Expense	(2,195)	(2,111)	(1,905)

Net Investment Income	$42,223	$40,519	$37,165

Net Realized Investment Gains (Losses):
Fixed Income:
Gross Realized Gains	$2,832	$3,822	$5,121

Gross Realized Losses	(2,884)	(4,067)	(2,109)

Equity Securities:
Gross Realized Gains	9,363	8,804	10,962

Gross Realized Losses	(866)	(2,297)	(4,041)

Net Realized Investment Gains	$8,445	$6,262	$9,933

Change in Unrealized Investment Gains (Losses):
Fixed Income	$387	$(16,828)	$(2,594)
Equity Securities	25,611	(4,523)	4,078

Change in Unrealized Investment Gains (Losses)	$25,998	$(21,351)	$1,484

Included in Net Realized Investment Gains (Losses) for 2006, 2005 and 2004 is the change in the fair value of derivative features of (amounts in 000’s) $1,041, $392 and $764 respectively.

The cost or amortized cost and approximate fair value of debt securities held at December 31, 2006, summarized by contractual maturities, are shown below. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties (amounts in 000’s).

	Cost or Amortized Cost	Fair Value
One year or less	$75,564	$75,609
After one year through five years	138,075	140,185
After five years through ten years	277,920	280,440
After ten years	301,439	305,448

Total	$792,998	$801,682

The Company’s fixed income portfolio primarily consists of high quality investment grade securities and has an “AA” Standard & Poor’s average quality rating at December 31, 2006. The Company performs quarterly comprehensive reviews of individual fixed income and equity portfolio holdings that have a market value less than their respective carrying value. The Company, with the assistance of its external professional money managers, applies both quantitative and qualitative criteria in its evaluation of possible other-than-temporary impairment, including facts specific to each individual investment, including, but not limited to, the length of time the fair value has been below carrying value, the extent of the decline, the Company’s intent to hold or sell the security, the expectation for each security’s performance as well as prospects for recovery, the credit worthiness and related liquidity of the issuer and the issuer’s business sector.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005 (amounts in 000’s):

2006	Less Than 12 Months
	Fair Value	Unrealized Losses	Number Securities
Governments	$4,204	$15	5
Mortgage backed	25,243	98	42
Municipals	51,010	220	65
Corporates	48,912	607	72

Total Debt Securities	129,369	940	184

Equity Securities	8,420	481	18

Total	$137,789	$1,421	202

	12 Months or More
	Fair Value	Unrealized Losses	Number Securities
Governments	$9,071	$225	17
Mortgage backed	36,083	800	42
Municipals	68,008	687	77
Corporates	18,969	818	35

Total Debt Securities	132,131	2,530	171

Equity Securities	2,834	173	5

Total	$134,965	$2,703	176

	Total
	Fair Value	Unrealized Losses	Number Securities
Governments	$13,275	$240	22
Mortgage backed	61,326	898	84
Municipals	119,018	907	142
Corporates	67,881	1,425	107

Total Debt Securities	261,500	3,470	355

Equity Securities	11,254	654	23

Total	$272,754	$4,124	378

2005	Less Than 12 Months
	Fair Value	Unrealized Losses	Number Securities
Governments	$16,448	$169	13
Mortgage backed	50,014	791	52
Municipals	136,681	1,293	99
Corporates	44,720	1,350	78

Total Debt Securities	247,863	3,603	242

Equity Securities	16,399	1,237	25

Total	$264,262	$4,840	267

	12 Months or More
	Fair Value	Unrealized Losses	Number Securities
Governments	$6,243	$197	13
Mortgage backed	20,500	655	23
Municipals	10,207	288	19
Corporates	2,128	58	4

Total Debt Securities	39,078	1,198	59

Equity Securities	1,329	108	4

Total	$40,407	$1,306	63

	Total
	Fair Value	Unrealized Losses	Number Securities
Governments	$22,691	$366	26
Mortgage backed	70,514	1,446	75
Municipals	146,888	1,581	118
Corporates	46,848	1,408	82

Total Debt Securities	286,941	4,801	301

Equity Securities	17,728	1,345	29

Total	$304,669	$6,146	330

3. Accounts Receivable—Net

Accounts receivable at December 31, 2006 and 2005 are generally due within one year and consist of the following (amounts in 000’s):

	2006	2005
Insurance	$138,227	$119,250
Transportation	7,246	12,059
Other	3,513	6,591

Total	148,986	137,900
Less Allowance for Losses	782	775

Accounts Receivable—Net	$148,204	$137,125

At December 31, 2006 and 2005, the Company had outstanding receivables, all of which were current, from one of its customers of $20.0 million and $12.6 million, respectively.

4. Property, Plant and Equipment—Net

At December 31, 2006 and 2005, property, plant and equipment stated at original cost consist of the following (amounts in 000’s):

	2006	2005
Land	$1,491	$1,491
Buildings, Improvements, Fixtures, etc.	91,034	70,128
Transportation Equipment	57,358	53,108
Software Development	40,255	31,267

Total	190,138	155,994
Less Accumulated Depreciation and Amortization	71,259	66,106

Property, Plant and Equipment—Net	$118,879	$89,888

Included in Buildings, Improvements, Fixtures, etc. in the above table is $17.4 million and $0.8 million of construction in progress for 2006 and 2005, respectively, related to the expansion of the Company’s headquarters which is scheduled for completion in September 2007. The construction in progress amount includes $0.3 million of capitalized interest for 2006. There was no capitalized interest at the end of 2005.

Included in Software Development in the above table is $25.6 million and $17.5 million of construction in progress for 2006 and 2005, respectively, related to the development of modernLINK, the Company’s proprietary information systems and web enablement initiative. The construction in progress amount includes $1.9 million and $0.5 million of capitalized interest for 2006 and 2005, respectively.

Total rent expense related to the rental of equipment included in the accompanying Consolidated Statements of Income is (amounts in 000’s) $9,643 in 2006, $3,808 in 2005 and $3,756 in 2004. Future rentals under non-cancelable operating leases are approximately (amounts in 000’s): $2,886 – 2007; $2,516 – 2008; $2,466 – 2009; $2,534 – 2010; $2,534 in 2011 and $20,347 – thereafter.

Depreciation expense recorded in 2006, 2005 and 2004 was (amounts in 000’s): $8,978, $10,250 and $10,043, respectively.

As of December 31, 2006 and 2005, the unamortized balance of modernLINK’s software development costs was $28.3 million and $20.1 million, respectively.

5. Deferred Insurance Policy Acquisition Costs

Acquisition costs capitalized during 2006, 2005 and 2004 amounted to $178.2 million, $164.0 million and $176.3 million, respectively. Amortization of deferred acquisition costs was $167.3 million, $166.1 million and $173.8 million for 2006, 2005 and 2004, respectively.

6. Notes Payable

The Company had conventional lines of credit with commercial banks of $83 million at both December 31, 2006 and 2005 with $10 million and $14 million in use under these agreements at December 31, 2006 and 2005, respectively. Borrowings under these lines of credit constitute senior debt. Total commercial paper debt outstanding at December 31, 2006 and 2005 was $7.9 million and $6.0 million, respectively.

The aforementioned notes payable, together with outstanding commercial paper, had weighted average interest rates of 5.67% and 4.90% at December 31, 2006 and 2005, respectively.

7. Long-Term Debt

Long-term debt at December 31, 2006 and 2005 is summarized as follows (amounts in 000’s):

	2006	2005
Equipment Obligations, Due Through—
4.89% August 13, 2008	$5,441	$6,108
5.12% December 11, 2008	974	1,088
5.51% May 20, 2012	10,235	10,712
Mortgage Notes, Due Through—
6.31% December 20, 2007	13,858	13,858
Unsecured Notes Under a $72 million Credit Facility—
6.37% December 1, 2010	36,000	36,000

Total Obligations	66,508	67,766
Current Maturities	15,183	1,258

Non Current Portion	$51,325	$66,508

Equipment and real estate obligations are collateralized by transportation equipment and real estate with a net book value of $39.6 million at December 31, 2006.

The aggregate amount of repayment requirements on long-term debt for the five years subsequent to 2006 are (amounts in 000’s): 2007 – $15,183; 2008 – $6,125; 2009 – $562; 2010 – $36,593; 2011 – $627; thereafter – $7,418.

At December 31, 2006 and 2005, the carrying value of the Company’s long-term debt approximated its fair value.

8. Junior Subordinated Debentures

Wholly-owned subsidiary trusts of Midland have issued preferred trust securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the trusts’ obligations. The preferred trust securities are mandatorily redeemable upon maturity or redemption of the subordinated debt and are an obligation of Midland. The interest rate related to these securities is based on the 90 day LIBOR rate plus 3.5%, not to exceed 12.5% through the optional redemption dates in April and May 2009, respectively. The interest rates were 8.9% and 7.9% at December 31, 2006 and 2005, respectively. The junior subordinated debentures are due in 2034. They consist of $12 million issued in April 2004 and $12 million issued in May 2004 that are redeemable at the Company’s option any time after April and May 2009, respectively.

9. Federal Income Tax

The provision for federal income tax is summarized as follows (amounts in 000’s):

	2006	2005	2004
Current provision	$27,567	$28,663	$22,459
Deferred provision (benefit)	(408)	(1,088)	407

Total	$27,159	$27,575	$22,866

The federal income tax provision for the years ended December 31, 2006, 2005 and 2004 is different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (amounts in 000’s):

	2006	2005	2004
Federal income tax at statutory rate	$34,249	$32,515	$26,986
Tax effect of:
Tax exempt interest and excludable dividend income	(7,081)	(5,447)	(4,401)
Other—net	(9)	507	281

Provision for federal income tax	$27,159	$27,575	$22,866

Significant components of the Company’s net deferred federal income tax liability are summarized as follows (amounts in 000’s):

	2006	2005
Deferred tax liabilities:
Deferred insurance policy acquisition costs	$29,929	$28,447
Unrealized gain on marketable securities	42,241	33,142
Accelerated depreciation	10,787	10,465
Other	6,101	3,759

Sub–total	89,058	75,813

Deferred tax assets:
Unearned insurance premiums	24,711	23,368
Pension expense	1,499	1,019
Insurance loss reserves	4,489	5,135
Other	11,162	7,941

Sub–total	41,861	37,463

Deferred federal income tax	$47,197	$38,350

For 2006, 2005 and 2004, $1,420, $455 and $1,114, respectively, of income tax benefits applicable to deductible compensation related to stock options exercised and restricted stock issued were credited to shareholders’ equity.

10. Reinsurance

Premium income in the accompanying consolidated statements of income include (amounts in 000’s) $63,580, $53,343 and $54,088 of earned premiums on assumed business and is net of $127,368, $112,777, and $69,444 of earned premiums on ceded business for 2006, 2005, and 2004, respectively. Written premiums consist of the following (amounts in 000’s):

	2006	2005	2004
Direct	$764,012	$676,517	$680,061
Assumed	64,987	57,963	74,420
Ceded	(134,739)	(107,110)	(69,576)

Net	$694,260	$627,370	$684,905

The net earned premium for the property and casualty group for 2006, 2005 and 2004 was $659,379, $621,235 and $661,579, respectively.

The amounts of recoveries pertaining to property and casualty reinsurance contracts that were deducted from losses incurred during 2006, 2005 and 2004 were (amounts in 000’s): $30,722, $189,407 and $38,295, respectively.

11. Insurance Loss Reserves

Activity in the liability for unpaid insurance losses and loss adjustment expenses (excluding claim checks issued but not yet paid) for the property and casualty companies is summarized as follows (amounts in 000’s):

	2006	2005	2004
Balance at January 1	$201,910	$197,666	$169,931
Less reinsurance recoverables	53,844	31,364	20,453

Net balance at January 1	148,066	166,302	149,478

Incurred related to:
Current year	310,065	317,978	359,504
Prior years	(10,010)	(36,375)	(17,551)

Total incurred	300,055	281,603	341,953

Paid related to:
Current year	232,682	225,713	257,061
Prior years	76,453	74,126	68,068

Total paid	309,135	299,839	325,129

Net balance at December 31	138,986	148,066	166,302
Plus reinsurance recoverables	42,802	53,844	31,364

Balance at December 31	$181,788	$201,910	$197,666

With the benefit of hindsight, including one year of actual development patterns observed during 2006, the Company’s 2005 loss reserves were subsequently re-estimated to be $138.1 million. This produced a net cumulative redundancy, after one year of development, of $10.0 million which benefited incurred losses in 2006. Although the 2005 loss reserves developed favorably in 2006, the redundancy was lower than what was experienced over the last few years. The lower redundancy related to the 2005 loss reserves was due primarily to adverse development in 2006 related to assessments associated with hurricane Katrina combined with the Company’s personal liability lines and excess and surplus lines of business. The Company continued to see favorable development related to its motorcycle product.

In 2005 and 2004 incurred losses related to prior years benefited from claims settling in 2005 and in 2004 for less than the case base reserve amounts that were estimated at the end of the previous respective years.

	2006	2005	2004
Property and Casualty Gross Loss Reserves	$181,788	$201,910	$197,666
Life and Other Gross Loss Reserves	19,115	14,378	13,434
Outstanding Checks and Drafts	20,736	38,372	21,815

Consolidated Gross Loss Reserves	$221,639	$254,660	$232,915

Loss reserves, net of reinsurance, for Life and Other totaled $7.4 million, $6.0 million and $6.9 million at December 31, 2006, 2005 and 2004 respectively.

12. Benefit Plans

The Company has a qualified defined benefit pension plan which provides for the payment of annual benefits to participants upon retirement. Such benefits are based on years of service and the participant’s highest compensation during five consecutive years of employment. The Company’s funding policy is to contribute annually an amount sufficient to satisfy ERISA funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future. During 2000, the participants of the qualified pension plan were given a one-time election to opt out of the qualified pension plan and enroll in a qualified self-directed defined contribution retirement plan. All employees hired subsequent to that election are automatically enrolled in the qualified self-directed defined contribution retirement plan. The Company contributed $2.8 million, $2.3 million and $1.9 million to the qualified self-directed retirement plan for the years 2006, 2005 and 2004, respectively.

The Company has a qualified 401(k) savings plan, a funded non-qualified savings plan and a funded non-qualified self-directed retirement plan. The Company contributed (amounts in 000’s) $1,412, $1,256 and $1,118 to the qualified 401(k) savings plan and $202, $250 and $228 to the non-qualified savings plan for the years 2006, 2005 and 2004, respectively. The Company also has an unfunded non-qualified defined benefit pension plan.

The Company uses a measurement date of December 31 for its pension plans. The following tables include amounts related to both the qualified and non-qualified defined benefit pension plans (amounts in 000’s except for percentages):

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$30,953	$27,690
Service cost	909	837
Interest cost	1,725	1,648
Actuarial (gain)/loss	(141)	1,772
Benefits paid	(1,034)	(994)

Benefit obligation at end of year (accumulated benefit obligation of $27,097 and $26,483, respectively)	$32,412	$30,953

Change in plan assets:
Fair value of plan assets at beginning of year	$19,741	$18,793
Actual return on plan assets	2,048	731
Employer contributions	1,016	1,211
Benefits paid	(1,034)	(994)

Fair value of plan assets at end of year	$21,771	$19,741

Funded status:
Funded status at end of year	$(10,641)	$(11,211)
Unrecognized net actuarial loss	—	10,170
Unrecognized prior service cost	—	302

Accrued benefit cost	$(10,641)	$(739)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$—	$—
Accrued benefit cost	(10,641)	(739)
Additional minimum liability	—	(6,018)
Intangible asset	—	302
Accumulated other comprehensive income	—	5,716

Net amount recognized at end of year	$(10,641)	$(739)

	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$909	$837	$804
Interest cost	1,725	1,648	1,500
Expected return on assets	(1,655)	(1,580)	(1,629)
Amortization of:
Transition asset	—	—	(72)
Prior service cost	30	30	31
Actuarial loss	477	348	86

Net periodic benefit cost	$1,486	$1,283	$720

At December 31, 2006, the actuarial loss and prior service cost recognized in accumulated other comprehensive income and not yet recognized as a component of net periodic benefit cost consist of (in 000’s) $7,776 and $262, respectively.

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are (in 000’s) $479 and $30, respectively.

The assumptions used relative to the plans are evaluated annually and updated as necessary. The discount rate assumption is based on average bond yields for high quality corporate bonds. The expected long-term rate of return assumption was based on actuarial recommendations, economic conditions and the historical performance of the plan’s investment portfolio over the past ten years.

	2006	2005	2004
Assumptions:
Weighted average assumptions:
For disclosure:
Discount rate	5.90%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%
For measuring net periodic pension benefit cost:
Discount rate	5.50%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected return on plan assets	8.00%	8.00%	8.00%

Plan assets consist primarily of equity and fixed income securities managed by non-affiliated professional investment managers. No plan assets are invested in either real estate or the Company’s stock. The following table reflects the asset allocations at fair value related to plan assets in 2006 and 2005:

	Weighted average asset allocation
	2006	2005
Total equity securities	60%	60%
Total fixed income securities	38%	37%
Cash and cash equivalents	2%	3%

Total	100%	100%

The primary objective for the investment of plan assets is the preservation of capital with an emphasis on long-term growth without undue exposure to risk. Targeted allocations are 50% to 80% for equities and 20% to 50% for fixed income securities.

The Company’s qualified defined benefit pension plan had projected benefit obligations, accumulated benefit obligations and fair value of plan assets amounting to (in 000’s) $30,726, $25,334 and $21,771 in 2006 and $29,213, $24,869 and $19,741 in 2005, respectively. The Company’s non-qualified defined benefit plan had projected benefit obligations, accumulated benefit obligations and fair value of plan assets amounting to (in 000’s) $1,686, $1,763 and $0 in 2006 and $1,740, $1,614 and $0 in 2005, respectively.

The Company made a cash contribution of $1.0 million in 2006 which exceeded its required cash contribution of $0.6 million. The Company’s expected pension benefit payments, which reflect expected future service, for the next ten years are as follows (amounts in 000’s): 2007 — $1,264; 2008 — $1,311; 2009 — $1,364; 2010 — $1,463; 2011 — $1,567; 2012 through 2016 — $10,459.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The following table illustrates the incremental effect of applying SFAS 158 on individual line items on the Consolidated Balance Sheet at December 31, 2006 (amounts in 000’s):

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Other Assets	$38,498	$(272)	$38,226
Total Assets	1,569,800	(272)	1,569,528
Liability for pension benefits	5,326	5,315	10,641
Deferred federal income tax	49,152	(1,955)	47,197
Total liabilities	991,422	3,360	994,782
Accumulated other comprehensive income	75,978	(3,632)	72,346
Total shareholders’ equity	578,378	(3,632)	574,746

At December 31, 2006 (prior to adoption of SFAS 158) and 2005, the Company’s additional minimum pension liabilities were $4.1 million and $6.0 million, respectively. Related to these actuarily determined minimum pension liabilities, comprehensive income was increased by $1.2 million at December 31, 2006, net of deferred federal income taxes and prior to adoption of SFAS 158, and reduced by $1.6 million, net of deferred federal income taxes, at December 31, 2005.

13. Stock Options and Award Plans

Midland’s equity compensation plans include plans for restricted stock, performance shares and non-qualified stock options.

The Company implemented a restricted stock award program during 1993. Under this program, restricted grants of the Company’s common stock will vest after a five-year incentive period, conditioned upon the recipient’s employment throughout the period. During the vesting period, shares issued are nontransferable, but the shares are entitled to all of the other rights of outstanding shares. In 2004, 202,000 shares were distributed relating to the 1999 grant. At December 31, 2006 and 2005, no restricted stock awards were outstanding.

In 2000, the Company established a performance stock award program. Under this program, shares vest after a three-year performance measurement period and will only be awarded if pre-established performance levels have been achieved. Shares are awarded at no cost and the recipient must have been employed throughout the entire three-year performance period. In 2006, 61,000 shares were issued under this program, 57,000 shares have been earned and are scheduled for distribution in 2007, and a maximum of 60,000 and 82,000 shares could potentially be issued in 2008 and 2009, respectively, related to this program. The expected fair value of these awards is charged to compensation expense over the performance period. Compensation expense for 2006, 2005 and 2004 amounted to (amounts in 000’s) $3,085, $2,215 and $1,852, respectively.

Under the Company’s stock option plans, all of the outstanding stock options at December 31, 2006 were non-qualified options and had an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Of these stock options, 990,000 were exercisable at December 31, 2006, and 225,000, 171,000, 121,000 and 75,000 options become exercisable in 2007, 2008, 2009 and 2010, respectively. A summary of stock option transactions follows:

	2006		2005		2004
	(000’s) Shares	Wtd. Avg. Option Price	(000’s) Shares	Wtd. Avg. Option Price	(000’s) Shares	Wtd. Avg. Option Price
Outstanding, beginning of year	1,426	$19.98	1,272	$17.38	1,091	$15.73
Exercised	(163)	14.86	(61)	12.97	(43)	14.64
Forfeited	(32)	29.08	(3)	24.74	(17)	17.72
Granted	351	32.10	218	33.21	241	24.40

Outstanding, end of year	1,582	$23.00	1,426	$19.98	1,272	$17.38

Exercisable, end of year	990	$19.00	916	$16.70	753	$15.12

Information regarding such outstanding options at December 31, 2006 follows:

Remaining Life	Outstanding Options (000’s)	Price
Less than one year	15	$6.32
Two years	38	13.05
Three years	167	11.38
Four years	166	16.59
Five years	171	20.78
Six years	256	17.23
Seven years	226	24.40
Eight years	208	33.21
Nine years	335	32.10

Total outstanding	1,582

Weighted average price		$23.00

At December 31, 2006, options exercisable have exercise prices between $6.32 and $33.21 and an average contractual life of approximately 5.1 years.

At December 31, 2006, 978,000 common shares are authorized for future option award or stock grants.

During the fourth quarter of 2005, the Company elected to early adopt SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) under the modified retrospective approach, restating only prior interim periods in fiscal 2005. The Company recognized $2.5 million and $1.9 million of expense in 2006 and 2005, respectively, related to its stock option program.

14. Earnings Per Share

The following table is a reconciliation of the number of shares used to compute Basic and Diluted earnings per share. No adjustments are necessary to the income used in the Basic or Diluted calculations for the years ended December 31, 2006, 2005 or 2004.

	Shares in 000’s
	2006	2005	2004
Shares used in basic EPS calculation (average shares outstanding)	19,081	18,894	18,618
Effect of dilutive stock options	424	385	455
Effect of dilutive performance stock awards	153	128	117

Shares used in diluted EPS calculation	19,658	19,407	19,190

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

In January 2001, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock and 414,000 of these shares have been repurchased as of December 31, 2006. No shares were repurchased under this program in 2006 or 2005.

The change in accumulated other comprehensive income is due to changes related to the unrealized gains and losses on investments, the fair value of interest rate swap, additional minimum pension liability and the adoption of SFAS 158 as follows (amounts in 000’s):

	2006	2005	2004
Unrealized holding gains (losses) on securities arising during the period	$22,468	$(9,807)	$7,421
Impact of net realized gain	(8,445)	(6,262)	(9,933)
Income taxes on above	2,876	2,192	3,478

Change in unrealized gains (losses) on securities, net	16,899	(13,877)	966

Fair value of interest rate swaps	—	432	1,002
Income taxes on above	—	(151)	(351)

Change in interest rate swaps, net	—	281	651

Additional Pension Liability	1,871	(2,411)	(3,146)
Income Taxes on above	(655)	843	1,101

Change in additional pension liability, net	1,216	(1,568)	(2,045)

SFAS 158 Pension Adjustment	(5,587)	—	—
Income taxes on above	1,955	—	—

Change in funded status, net	(3,632)	—	—

Net increase (decrease) in accumulated other comprehensive income	$14,483	$(15,164)	$(428)

The insurance subsidiaries are subject to state regulations which limit by reference to statutory net income and policyholders’ surplus the dividends that can be paid to their parent company without prior regulatory approval. Dividend restrictions vary between the companies as determined by the laws of the domiciliary states. Under these restrictions, the maximum dividends that may be paid by the insurance subsidiaries in 2007 without regulatory approval total (amounts in 000’s): $65,533; such subsidiaries paid cash dividends of $13,835 in 2006, $23,030 in 2005 and $2,600 in 2004.

Net income as reported by the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices, which differ in certain respects from accounting principles generally accepted in the United States of America, for the Company’s insurance subsidiaries was (amounts in 000’s): $64,053, $68,634 and $57,677 for 2006, 2005 and 2004, respectively. Statutory surplus as reported by the Company’s insurance subsidiaries, was (amounts in 000’s): $450,729 and $394,314 at December 31, 2006 and 2005, respectively.

17. Related Party Transactions

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at December 31, 2006 and 2005 was $7.9 million and $6.0 million, respectively, of which $6.6 million and $5.1 million at those respective dates represented notes held either directly or indirectly by the executive officers and directors of the Company. The effective annual yield paid to all participants in this program was 5.4% as of December 31, 2006, a rate that is considered to be competitive with the market rate for similar instruments.

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

The residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 41% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. The recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. The financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

The Company writes insurance throughout the United States with larger concentrations in the southern and southeastern states. Transportation includes barge chartering and freight brokerage operations primarily on the lower Mississippi River and its tributaries.

Listed below is financial information required to be reported for each industry segment. The accounting policies used for segment reporting are the same as the accounting policies for the consolidated financial statements. Certain amounts are allocated and certain amounts are not allocated (e.g., assets and investment gains) to each segment for management review. Operating segment information based upon how it is reviewed by the chief operating decision maker, the Company’s President and Chief Executive Officer, is as follows for the years ended December 31, 2006, 2005 and 2004 (amounts in 000’s):

	Insurance Group
	Residential Property	Recreational Casualty	Financial Institutions	All Other Insurance	Unallocated Insurance Amounts	Transportation	Corporate and All Other	Intersegment Elimination	Total
2006
Revenues—External customers	$398,886	$97,271	$103,831	$88,681		$49,807	$124		$738,600
Net investment income	21,376	5,614	5,106	8,310	$342		2,899	$(1,424)	42,223
Net realized investment gains					8,445				8,445
Interest expense					1,130	945	5,055	(1,966)	5,164
Depreciation and amortization	3,419	1,357	378	960		2,429	850		9,393
Income before taxes	42,554	10,186	12,507	26,751	7,715	7,842	(9,701)		97,854
Income tax expense					28,684	2,734	(4,259)		27,159
Acquisition of fixed assets					16,802	17,374	16,656		50,832
Identifiable assets					1,419,716	51,435	111,732	(13,355)	1,569,528
2005
Revenues—External customers	$384,053	$105,607	$78,424	$76,414		$42,185	$(34)		$686,649
Net investment income	20,682	6,000	4,194	7,627	$216		2,544	$(744)	40,519
Net realized investment gains					6,262				6,262
Interest expense					1,737	761	4,375	(906)	5,967
Depreciation and amortization	3,903	1,501	419	939		2,923	836		10,521
Income before taxes	45,755	12,693	9,471	19,903	5,877	4,886	(5,684)		92,901
Income tax expense					28,159	1,720	(2,304)		27,575
Acquisition of fixed assets					18,085	13,172	1,178		32,435
Identifiable assets					1,295,938	50,400	102,859	(21,084)	1,428,113
2004
Revenues—External customers	$406,544	$121,432	$86,803	$76,405		$45,379	$180		$736,743
Net investment income	19,120	6,107	3,615	6,902	$172		1,546	$(297)	37,165
Net realized investment gains					19,623		43	(9,733)	9,933
Interest expense					2,038	856	2,730	(455)	5,169
Depreciation and amortization	4,238	1,836	275	570		2,296	1,652		10,867
Income before taxes	47,418	4,987	6,991	12,396	17,816	1,689	(4,460)	(9,733)	77,104
Income tax expense					27,662	599	(1,989)	(3,406)	22,866
Acquisition of fixed assets					9,392	2,160	147		11,699
Identifiable assets					1,248,521	38,869	113,716	(36,422)	1,364,684

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were not significant for 2006, 2005 or 2004. During 2004 the Midland parent company purchased 492,634 shares of U.S. Bancorp common stock from American Modern Insurance Group, Inc. The effects of this transaction were eliminated from consolidated net realized investment gains, income before taxes and income tax expense.

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

No single customer contributed in excess of 10% of consolidated revenues in 2006, 2005 or 2004.

Quarterly Data (Unaudited)

The Midland Company and Subsidiaries

	2006				2005
(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$186,932	$190,173	$204,813	$207,350	$190,366	$186,338	$173,243	$183,483

Net income	$22,435	$9,805	$17,345	$21,110	$21,144	$20,450	$3,732	$20,000

Basic earnings per common share(a)	$1.18	$0.51	$0.91	$1.10	$1.12	$1.08	$0.20	$1.06

Diluted earnings per common share(a)	$1.15	$0.50	$0.88	$1.07	$1.08	$1.05	$0.19	$1.03

Dividends per common share	$0.06125	$0.06125	$0.06125	$0.06125	$0.05625	$0.05625	$0.05625	$0.05625

Price range of common stock (Nasdaq):
High	$37.75	$44.10	$43.75	$47.50	$34.63	$35.32	$40.42	$39.45

Low	$31.91	$32.50	$34.86	$39.84	$29.55	$30.60	$31.38	$31.13

(a)	The sum of quarterly earnings per common share may not equal the year end earnings per common share due to rounding.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2006. Based on our assessment, we believe that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2006 and the Company’s management assessment of the internal control over financial reporting. This report appears on page 83.

March 7, 2007

/s/ John W. Hayden	/s/ W. Todd Gray
John W. Hayden	W. Todd Gray
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Midland Company:

We have audited management’s assessment, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control Over Financial Reporting, that The Midland Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated March 7, 2007 (which includes an explanatory paragraph related to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006 and Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2005) expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 7, 2007

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated herein by reference from Midland’s Proxy Statement to be filed on or around March 26, 2007.

ITEM 11.	Executive Compensation.

Incorporated herein by reference from Midland’s Proxy Statement to be filed on or around March 26, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from Midland’s Proxy Statement to be filed on or around March 26, 2007.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	1,582,000	(1)	$23.00	978,000
Equity compensation plans not approved by security holders	—		—	—

Total	1,582,000		$23.00	978,000

(1)	In addition to 1,582,000 outstanding options, performance shares have been granted to certain senior-level officers. The ultimate number of shares that may be issued will range between 0 and 211,260 depending on the achievement of certain corporate financial objectives.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence.

Incorporated herein by reference from Midland’s Proxy Statement to be filed on or around March 26, 2007.

ITEM 14.	Principal Accounting Fees and Services.

Incorporated herein by reference from Midland’s Proxy Statement to be filed on or around March 26, 2007.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements.

(a) 2.	Financial Statement Schedules.

Included in Part IV of this report:

(b)	Exhibits.

3.1	Articles of Incorporation - Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.2	Code of Regulations (Amended and Restated) - Filed as Exhibit 3(ii) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.1	The Midland Company 2002 Employee Incentive Stock Plan (Amended and Restated)* – Incorporated by Reference to Registrant’s Proxy Statement dated March 12, 2002; amended to include amendments set forth in Registrant’s Proxy Statement dated March 10, 2004, which is incorporated herein by reference.

10.2	The Midland Company 2002 Restricted Stock and Stock Option Plan for Non-Employee Directors* – Incorporated by Reference to the Registrant’s Proxy Statement dated March 12, 2002.

10.3	The Midland Company 1992 Employee Incentive Stock Plan (Amended and Restated)* - Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.4	Annual Incentive Plan* - Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.5	Executive Annual Incentive Plan* - Set forth in Registrant’s Proxy Statement dated March 10, 2004, which is incorporated herein by reference.

10.6	Employee Stock Service Award Plan* – Set forth in Registrant’s Proxy Statement dated March 20, 2006, which is incorporated herein by reference.

10.7	Employee Retention Agreements with Joseph P. Hayden III, John W. Hayden, John I. Von Lehman and Paul T. Brizzolara - Filed as Exhibits 10.5(a)*, 10.5(b)*, 10.5(c)* and 10.5(d)* to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.8	The Midland Guardian Co. Salaried Employees 401(k) Savings Plan, The Midland Company 2000 Associate Discount Stock Purchase Plan and The Midland Company Stock Option Plan for Non-Employee Directors* - Incorporated by Reference to Registrant’s Registration Statement No. 333-40560 on Form S-8.

10.9	The Midland Company Dividend Reinvestment Plan - Incorporated by Reference to Registrant’s Registration Statement No. 033-64821 on Form S-3.

10.10	The Midland Company Non-Employee Director Deferred Compensation Plan*, The Midland Company Supplemental Retirement Plan*, Midland-Guardian Co. Salaried Employees’ Non-Qualified Savings Plan*, Midland-Guardian Co. Non-Qualified Self-Directed Retirement Plan*, The Midland Company Stock Option Plan for Non-Employee Directors as Amended January 2000* filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.11	Vessel Construction Contract between M/G Transport Services, Inc. and Trinity Marine Products Inc. dated September 6, 2005, as amended (Filed as Exhibit 10.1 to the Form 8-K dated September 6, 2005 and incorporated herein by reference), as amended (Filed as Exhibit 10.1 to the Form 8-K dated October 26, 2005 and incorporated herein by reference), as amended (Filed as Exhibit 10.1 to the Form 8-K dated April 10, 2006 and incorporated herein by reference).

10.12	Design-Build Agreement dated March 6, 2006 between The Midland Company and Miller-Valentine Construction, LLC (Filed as Exhibit 10.1 to the Form 8-K dated March 6, 2006 and incorporated herein by reference).

10.13	Director Indemnification Agreements with current directors* – Filed as Exhibit 10.1 to the Form 8-K dated October 26, 2006 and incorporated herein by reference.

10.14	Agreement for Services between The Midland Company and J.P. Hayden, Jr.* – Filed as Exhibit 10.1 to the Form 8-K dated December 6, 2006 and incorporated herein by reference.

14.	Code of Ethics (Filed as Exhibit 14 to the Form 8-K dated April 29, 2004 and incorporated herein by reference).

21.	Subsidiaries of the Registrant

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*	Management Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MIDLAND COMPANY

(Registrant)

Signature	Title	Date

/s/ John W. Hayden (John W. Hayden)	President and Chief Executive Officer	March 7, 2007

/s/ W. Todd Gray (W. Todd Gray)	Executive Vice President and Chief Financial and Accounting Officer	March 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE MIDLAND COMPANY

Signature	Title	Date

/S/ James E. Bushman (James E. Bushman)	Director	March 7, 2007

/S/ James H. Carey (James H. Carey)	Director	March 7, 2007

/S/ Michael J. Conaton (Michael J. Conaton)	Director	March 7, 2007

/S/ Jerry A. Grundhofer (Jerry A. Grundhofer)	Director	March 7, 2007

/S/ J. P. Hayden, Jr. (J. P. Hayden, Jr.)	Chairman of the Executive Committee of the Board and Director	March 7, 2007

/S/ J. P. Hayden III (J. P. Hayden III)	Chairman of the Board, Chief Operating Officer and Director	March 7, 2007

/S/ John W. Hayden (John W. Hayden)	President, Chief Executive Officer and Director	March 7, 2007

/S/ William T. Hayden (William T. Hayden)	Director	March 7, 2007

/S/ William J. Keating, Jr. (William J. Keating, Jr.)	Director	March 7, 2007

/S/ John R. LaBar (John R. LaBar)	Director	March 7, 2007

/S/ Richard M. Norman (Richard M. Norman)	Director	March 7, 2007

/S/ David B. O’Maley (David B. O’Maley)	Director	March 7, 2007

/S/ John M. O’Mara (John M. O’Mara)	Director	March 7, 2007

/S/ René J. Robichaud (René J. Robichaud)	Director	March 7, 2007

/S/ Francis Marie Thrailkill, OSU Ed.D. (Francis Marie Thrailkill, OSU Ed.D.)	Director	March 7, 2007

/S/ John I. Von Lehman (John I. Von Lehman)	Executive Vice President, Secretary and Director	March 7, 2007

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule I - Summary of Investments

Other than Investments in Related Parties

December 31, 2006

(Amounts in 000’s)

Column A	Column B	Column C	Column D
Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet
Fixed maturity securities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$39,408	$39,852	$39,852
States, municipalities and political subdivisions	405,694	410,324	410,324
Mortgage-backed securities	118,380	118,233	118,233
Public utilities	5,908	6,150	6,150
All other corporate bonds	159,951	163,466	163,466

Total	729,341	738,025	738,025

Equity securities, available-for-sale:
Common stocks:
Public utilities	1,073	1,244	1,244
Banks, trusts and insurance companies	10,061	99,371	99,371
Industrial, miscellaneous and all other	86,929	111,349	111,349
Embedded derivatives	3,884	3,884	3,884
Nonredeemable preferred stocks	14,547	12,682	12,682

Total	116,494	228,530	228,530

Accrued interest and dividends	11,127	XXXXXXX	11,127

Mortgage loans on real estate	1,048	XXXXXXX	1,048

Short-term investments	52,647	XXXXXXX	52,647

Total Investments	$910,657	XXXXXXX	$1,031,377

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Balance Sheet Information

December 31, 2006 and 2005

(Amounts in 000’s)

	2006	2005
ASSETS
Cash	$123	$94

Marketable Securities Available for Sale (at market value):
Fixed Income (cost, $23,463 in 2006 and $21,956 in 2005)	23,609	21,980
Equity (cost, $14,620 in 2006 and $14,595 in 2005)	22,419	18,770

Total	46,028	40,750

Receivables - Net	3,166	5,981

Intercompany Receivables	—	—
Property, Plant and Equipment (at cost):	51,411	34,755
Less Accumulated Depreciation	10,628	9,780

Net	40,783	24,975

Other Assets	11,190	11,279

Investments in Subsidiaries (at equity)	555,447	472,507

Total Assets	$656,737	$555,586

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Balance Sheet Information

December 31, 2006 and 2005

(Amounts in 000’s)

	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes Payable Within One Year:
Banks (including current portion of long-term debt)	$10,000	$14,000
Commercial Paper	7,937	6,005

Total	17,937	20,005

Other Payables and Accruals	4,421	6,430

Intercompany Payables	21,775	6,916

Long - Term Debt	13,858	13,858

Junior Subordinated Debt	24,000	24,000

Shareholders’ Equity:
Common Stock - No Par (issued and outstanding: 19,224 shares at December 31, 2006 and 18,964 shares at December 31, 2005 after deducting treasury stock of 3,782 shares and 4,042 shares, respectively)	959	959
Additional Paid - in Capital	65,669	57,061
Retained Earnings	477,145	411,210
Accumulated Other Comprehensive Income	72,346	57,863
Treasury Stock (at cost)	(41,373)	(42,716)

Total	574,746	484,377

Total Liabilities and Shareholders’ Equity	$656,737	$555,586

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Statements of Income Information

For the Years Ended December 31, 2006, 2005 and 2004

(Amounts in 000’s)

	2006	2005	2004
Revenues:
Net Investment Income	$2,899	$2,544	$1,546
Net Realized Investment Gains	404	10	43
Dividends from Subsidiaries	1,300	750	275
All Other Income, Primarily Charges to Subsidiaries	5,536	5,445	5,416

Total Revenues	10,139	8,749	7,280

Expenses:
Interest Expense	4,980	4,303	2,660
Depreciation and Amortization	848	839	850
All Other Expenses	6,053	6,206	4,894

Total Expenses	11,881	11,348	8,404

Loss Before Federal Income Tax Benefit	(1,742)	(2,599)	(1,124)
Federal Income Tax Benefit	(1,471)	(1,608)	(934)

Income (Loss) Before Change in Undistributed Income of Subsidiaries	(271)	(991)	(190)
Change in Undistributed Income of Subsidiaries	70,966	66,317	54,428

Net Income	$70,695	$65,326	$54,238

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows Information

For the Years Ended December 31, 2006, 2005 and 2004

(Amounts in 000’s)

	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$70,695	$65,326	$54,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in undistributed income of subsidiaries	(70,966)	(66,317)	(54,428)
Decrease in receivables	4,236	5,839	847
Increase (decrease) in other payables and accruals	(7,680)	1,023	(1,223)
Stock-based compensation expense	5,616	3,943	1,852
Depreciation and amortization	848	839	851
Decrease (increase) in other assets	89	(1)	(1,445)
Other - net	(54)	41	(481)

Net Cash Provided by Operating Activities	2,784	10,693	211

Cash Flows from Investing Activities:
Purchase of marketable securities	(11,302)	(13,890)	(35,636)
Sale of marketable securities	9,843	12,707	2,139
Acquisition of property, plant and equipment	(16,656)	(1,178)	(147)
Decrease (increase) in cash equivalent marketable securities	(19)	(965)	99
Sale of property, plant and equipment - net	—	49	51

Net Cash Used in Investing Activities	(18,134)	(3,277)	(33,494)

Cash Flows from Financing Activities:
Decrease in short - term borrowings	(2,068)	(13,172)	(448)
Net change in intercompany accounts	14,859	8,081	(10,667)
Issuance of treasury stock	8,080	4,523	2,967
Dividends paid	(4,576)	(4,154)	(3,723)
Purchase of treasury stock	(2,082)	(1,839)	(2,918)
Excess tax benefit from exercise of stock options	1,166	—	—
Decrease in long-term debt	—	(930)	(865)
Proceeds from issuance of common stock	—	—	25,070
Issuance of junior subordinated debentures	—	—	24,000

Net Cash Provided by (Used in) Financing Activities	15,379	(7,491)	33,416

Net Increase (Decrease) in Cash	29	(75)	133
Cash at Beginning of Year	94	169	36

Cash at End of Year	$123	$94	$169

THE MIDLAND COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Notes to Condensed Financial Information

For the Years Ended December 31, 2006 and 2005

(Amounts in 000’s)

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of this Form 10-K.

Total debt of the Registrant (parent only) consists of the following:

	DECEMBER 31,
	2006	2005
Short - Term Bank Borrowings	$10,000	$14,000
Commercial Paper	7,937	6,005
Mortgage Notes:
6.31%* - Due December 20, 2007	13,858	13,858
Junior Subordinated Debt:
8.87%** - Due April 29, 2034	12,000	12,000
8.87%** - Due May 26, 2034	12,000	12,000

Total Debt	$55,795	$57,863

*	Rate in effect at December 31, 2006. Rate is the LIBOR rate plus 1.00% and is adjusted monthly.

**	Rate in effect at December 31, 2006. Rate is the LIBOR rate plus 3.50% and is adjusted every three months.

See Notes 6 and 7 on page 69 for further information on the Company’s outstanding debt at December 31, 2006.

The mortgage note of $13,858 is all due in 2007 and the total junior subordinated debt of $24,000 is not due until 2034.

THE MIDLA ND COMPANY AND SUBSIDARIES

Schedule III - Supplementary Insurance Information

For the Years Ended December 31, 2006, 2005 and 2004

(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (1)	Premiums Written
2006
Residential Property	$60,164	$43,736	$247,783		$392,762	$21,376	$197,124	$110,171	$70,413	$402,056
Recreational Casualty	10,090	23,160	44,271		95,520	5,614	42,783	25,121	24,795	92,725
Financial Institutions	14,394	11,004	57,421		103,831	5,106	38,110	48,546	9,774	112,658
All Other Insurance	14,629	71,896	95,849		83,751	8,310	29,486	25,881	22,254	76,351	(2)
Unallocated Amounts		71,843				3,241
Inter-segment Elimination						(1,424)

Total	$99,277	$221,639	$445,324	$—	$675,864	$42,223	$307,503	$209,719	$127,236	$683,790

2005
Residential Property	$60,299	$57,845	$235,100		$378,402	$20,682	$184,491	$108,341	$66,148	$381,304
Recreational Casualty	10,967	34,742	47,674		103,234	6,000	48,417	26,965	23,532	98,209
Financial Institutions	8,967	10,289	31,671		78,424	4,194	26,335	39,519	7,293	70,817
All Other Insurance	8,141	58,516	80,562		71,804	7,627	27,419	23,760	15,356	71,597	(2)
Unallocated Amounts		93,268				2,760
Inter-segment Elimination						(744)

Total	$88,374	$254,660	$395,007	$—	$631,864	$40,519	$286,662	$198,585	$112,329	$621,927

2004
Residential Property	$59,856	$47,052	$228,935		$400,929	$19,120	$201,414	$111,910	$64,922	$398,525
Recreational Casualty	12,653	33,590	52,845		119,147	6,107	67,180	29,261	26,107	109,565
Financial Institutions	10,661	12,004	36,123		86,803	3,615	42,834	35,218	5,375	99,230
All Other Insurance	7,253	53,669	72,544		70,705	6,902	37,183	24,766	12,132	69,434	(2)
Unallocated Amounts		86,600				1,718
Inter-segment Elimination						(297)

Total	$90,423	$232,915	$390,447	$—	$677,584	$37,165	$348,611	$201,155	$108,536	$676,754

Notes to Schedule III:

(1)	Net investment income is allocated to insurance segments based primarily on written premium volume. Other operating expenses include expenses directly related to the segments and expenses allocated to the segments based on historical usage factors.

(2)	Includes other property and casualty insurance and accident and health insurance from the Life insurance subsidiaries ($5,683, $2,659 and $4,770 for 2006, 2005 and 2004, respectively).

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule IV - Reinsurance

For the Years Ended December 31, 2006, 2005 and 2004

(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2006
Life Insurance in Force	$3,342,643	$2,218,953	$59,992	$1,183,682	5.1%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$52,017	$36,960	$1,428	$16,485	8.7%
Property & Liability Insurance	687,635	90,408	62,152	659,379	9.4%

Total Premiums	$739,652	$127,368	$63,580	$675,864	9.4%

2005
Life Insurance in Force	$2,234,858	$1,768,538	$69,619	$535,939	13.0%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$40,849	$31,861	$1,646	$10,634	15.5%
Property & Liability Insurance	649,407	80,917	52,740	621,230	8.5%

Total Premiums	$690,256	$112,778	$54,386	$631,864	8.6%

2004
Life Insurance in Force	$849,510	$453,806	$52,742	$448,446	11.8%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$40,121	$24,759	$643	$16,005	4.0%
Property & Liability Insurance	652,819	44,685	53,445	661,579	8.1%

Total Premiums	$692,940	$69,444	$54,088	$677,584	8.0%

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule V - Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

(Amounts in 000’s)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS (ADDITIONS)		BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2006:
Allowance For Losses	$776	$14	$8	(1)	$782
YEAR ENDED DECEMBER 31, 2005:
Allowance For Losses	$826	$1	$51	(1)	$776
YEAR ENDED DECEMBER 31, 2004:
Allowance For Losses	$826	$44	$44	(1)	$826

NOTES:

(1)	Accounts written off are net of recoveries.

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

For the Years Ended December 31, 2006, 2005 and 2004

(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted in Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
							Current Year	Prior Years

Consolidated Property-Casualty Subsidiaries
2006	$85,290	$202,302	$—	$394,423	$659,379	$36,239	$310,065	$(10,010)	$205,591	$309,135	$678,107

2005	$81,139	$239,811	$—	$362,546	$621,235	$35,039	$317,978	$(36,375)	$195,461	$299,839	$619,267

2004	$82,361	$219,370	$—	$351,031	$661,579	$32,628	$359,504	$(17,551)	$195,468	$325,129	$671,985

Note: Certain amounts above will not agree with Schedule III because other insurance amounts in Schedule III include life and accident and health insurance.