Form 10-Q
period 2007-03-31
MIDLAND CO
filed 2007-05-07
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of common shares outstanding as of May 3, 2007 was 19,331,769.

PART I.

ITEM I. FINANCIAL INFORMATION

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

MARCH 31, 2007 AND DECEMBER 31, 2006

Amounts in 000’s

	March 31, 2007	December 31, 2006
ASSETS
MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (amortized cost, $773,014 at March 31, 2007 and $792,998 at December 31, 2006)	$780,732	$801,682
Equity (cost, $142,442 at March 31, 2007 and $117,659 at December 31, 2006)	250,841	229,695

Total	1,031,573	1,031,377

CASH	5,766	5,059
ACCOUNTS RECEIVABLE - NET	147,575	148,204
REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	125,044	128,506
PROPERTY, PLANT AND EQUIPMENT - NET	124,763	118,879
DEFERRED INSURANCE POLICY ACQUISITION COSTS	100,928	99,277
OTHER ASSETS	36,888	38,226

TOTAL ASSETS	$1,572,537	$1,569,528

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

MARCH 31, 2007 AND DECEMBER 31, 2006

Amounts in 000’s

	March 31, 2007	December 31, 2006
LIABILITIES & SHAREHOLDERS’ EQUITY
UNEARNED INSURANCE PREMIUMS	$446,643	$445,324
INSURANCE LOSS RESERVES	214,066	221,639
INSURANCE COMMISSIONS PAYABLE	45,307	46,593
FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	15,605	15,139
LONG-TERM DEBT	66,183	66,508
NOTES PAYABLE	8,559	17,937
DEFERRED FEDERAL INCOME TAX	45,633	47,197
OTHER PAYABLES AND ACCRUALS	109,396	110,445
JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	975,392	994,782

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 19,306 shares at March 31, 2007 and 19,224 shares at December 31, 2006 after deducting treasury stock of 3,700 shares and 3,782 shares, respectively)	959	959
Additional paid-in capital	69,442	65,669
Retained earnings	498,685	477,145
Accumulated other comprehensive income	69,354	72,346
Treasury stock - at cost	(41,295)	(41,373)

TOTAL SHAREHOLDERS’ EQUITY	597,145	574,746

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,572,537	$1,569,528

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Amounts in 000’s except per share data

	2007	2006
REVENUES:
Premiums earned	$179,944	$159,227
Other insurance income	3,347	3,177
Net investment income	11,426	10,280
Net realized investment gains	2,490	2,467
Transportation	12,791	11,781

Total	209,998	186,932

COSTS AND EXPENSES:
Losses and loss adjustment expenses	73,936	60,898
Commissions and other policy acquisition costs	61,350	54,221
Operating and administrative expenses	30,801	28,849
Transportation operating expenses	8,990	9,472
Interest expense	1,035	1,379

Total	176,112	154,819

INCOME BEFORE FEDERAL INCOME TAX	33,886	32,113
PROVISION FOR FEDERAL INCOME TAX	10,125	9,678

NET INCOME	$23,761	$22,435

BASIC EARNINGS PER SHARE OF COMMON STOCK	$1.23	$1.18

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$1.20	$1.15

CASH DIVIDENDS PER SHARE OF COMMON STOCK - DECLARED	$.10000	$.06125

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

Amounts in 000’s

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income	Treasury Stock	Total	Compre- hensive Income
BALANCE, DECEMBER 31, 2005	$959	$57,061	$411,210	$57,863	$(42,716)	$484,377
Comprehensive income:
Net income			22,435			22,435	$22,435
Decrease in unrealized gain on marketable securities, net of related income tax effect of $1,088				(2,021)		(2,021)	(2,021)

Total comprehensive income							$20,414

Purchase of treasury stock					(1,208)	(1,208)
Issuance of treasury stock for options exercised and employee savings plan		2,099			1,195	3,294
Cash dividends declared			(1,166)			(1,166)
Federal income tax benefit related to the exercise or granting of stock awards		137				137
Stock Option Expense		894				894

BALANCE, MARCH 31, 2006	$959	$60,191	$432,479	$55,842	$(42,729)	$506,742

BALANCE, DECEMBER 31, 2006	$959	$65,669	$477,145	$72,346	$(41,373)	$574,746
Cumulative effect of FIN 48 adoption			(290)			(290)
Comprehensive income:
Net income			23,761			23,761	$23,761
Decrease in unrealized gain on marketable securities, net of related income tax effect of $1,611				(2,992)		(2,992)	(2,992)

Total comprehensive income							$20,769

Purchase of treasury stock					(1,096)	(1,096)
Issuance of treasury stock for options exercised and employee savings plan		2,501			1,174	3,675
Cash dividends declared			(1,931)			(1,931)
Federal income tax benefit related to the exercise or granting of stock awards		313				313
Stock Option Expense		959				959

BALANCE, MARCH 31, 2007	$959	$69,442	$498,685	$69,354	$(41,295)	$597,145

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE-MONTHS ENDED MARCH 31, 2007 AND 2006

Amount in 000’s

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,761	$22,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,184	2,421
Stock-based compensation	1,549	1,344
Net realized investment gains	(2,693)	(1,975)
Changes in:
Unearned insurance premiums	1,319	(3,020)
Deferred insurance policy acquisition costs	(1,651)	1,903
Reinsurance recoverables and prepaid reinsurance premiums	3,462	7,088
Net accounts receivable	629	4,010
Insurance loss reserves	(7,573)	(24,710)
Funds held under reinsurance agreements and reinsurance payables	466	1,066
Other accounts payable and accruals	(1,030)	(4,027)
Other assets	1,669	1,279
Insurance commissions payable	(1,286)	3,677
Other-net	709	643

Net cash provided by operating activities	21,515	12,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(79,810)	(130,711)
Sale of marketable securities	66,678	121,433
Decrease in cash equivalent marketable securities	3,558	11,100
Maturity of marketable securities	6,599	3,558
Acquisition of property, plant and equipment	(8,016)	(3,578)
Proceeds from sale of property, plant and equipment	585	157

Net cash (used in) provided by investing activities	(10,406)	1,959

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in net short-term borrowings	(9,378)	(12,040)
Issuance of treasury stock	1,293	1,410
Dividends paid	(1,177)	(1,067)
Purchase of treasury stock	(1,096)	(1,208)
Repayment of long-term debt	(325)	(309)
Excess tax benefits from exercise of stock options	281	94

Net cash used in financing activities	(10,402)	(13,120)

NET INCREASE IN CASH	707	913
CASH AT BEGINNING OF PERIOD	5,059	3,368

CASH AT END OF PERIOD	$5,766	$4,281

INTEREST PAID	$1,347	$1,432
INCOME TAXES PAID	$1,803	$3,500

Treasury Stock issued under the Company’s performance stock award plan amounted to $2,382 and $1,883 for 2007 and 2006, respectively.

See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2006 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in Midland’s Annual Report on Form 10-K.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Three months ended March 31:
2007	19,259	19,863

2006	18,986	19,511

3. INCOME TAXES

The federal income tax provisions for the three-month periods ended March 31, 2007 and 2006 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	2007	2006
Federal income tax at statutory rate	$11,860	$11,239
Tax effect of:
Tax exempt interest and excludable dividend income	(1,770)	(1,944)
Other - net	35	383

Provision for federal income tax	$10,125	$9,678

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $290,000 decrease in retained earnings as of January 1, 2007 for taxes, interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows: (000’s)

Balance at January 1, 2007	$331
Additions based on tax positions related to the current year	44
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at March 31, 2007	$375

The FIN 48 liability is a component of other payables and accruals on the balance sheet. Of the total $375,000 FIN 48 liability, the entire balance would affect the effective tax rate if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the three-months ended March 31, 2007, the Company recognized approximately $4,000 in interest and penalties, net of the federal tax benefit. The Company had accrued approximately $774,000 and $770,000 for interest and penalties at March 31, 2007, and January 1, 2007, respectively.

The Company files income tax returns in the U.S. federal jurisdiction. Generally, the Company is no longer subject to U.S. federal, state and local, examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS) is currently performing an examination of the Company’s U.S. income tax return for 2004 that is anticipated to be completed by the end of 2007. As of March 31, 2007, the IRS has not proposed any adjustments to the Company’s tax position. It is reasonably possible an increase or reduction in the unrecognized tax benefits may occur once settlement of issues has occurred. However, neither an estimated date for settlement or quantification of an estimated range in the change in unrecognized tax benefits can be made at this time.

4. SEGMENT DISCLOSURES

Since the Company’s annual report for 2006, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2007 and 2006 is as follows (000’s):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$96,294	$13,112	n/a	$96,300	$14,433
Recreational casualty	n/a	23,340	4,142	n/a	24,680	6,468
Financial institutions	n/a	40,968	5,050	n/a	21,983	1,181
All other insurance	n/a	22,689	7,158	n/a	19,441	6,984
Unallocated insurance	$1,427,257	—	2,327	$1,292,078	—	2,349
Transportation	55,378	12,791	3,751	49,509	11,781	2,261
Corporate and all other	114,655	—	(1,654)	113,669	—	(1,563)
Intersegment Eliminations	(24,753)	—	—	(46,665)	—	—

Total	$1,572,537	$196,082	$33,886	$1,408,591	$174,185	$32,113

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were insignificant for the first quarters of 2007 and 2006.

Revenues reported above exclude investment income and realized gains. For pre-tax income reported above, insurance investment income is allocated to the insurance segments while realized gains and losses are included in unallocated insurance. The Company allocates insurance investment income to the segments based primarily on written premium volume. The Company does not allocate realized gains or losses to the segments as the Company evaluates the performance of the segments exclusive of the impact of realized gains or losses due to potential timing issues. Certain other amounts are also not allocated to segments (“n/a” above) by the Company.

5. STOCK OPTIONS AND AWARD PLANS

The Company expenses stock options and awards in accordance with SFAS 123(R). The compensation cost for the awards has been based on the grant-date fair value of those awards. The Company recognized $959,000 of expense related to stock options in the first quarter of 2007 compared to $894,000 in the first quarter of 2006.

The Company also has a performance stock award program. Under this program, shares vest after a three-year performance measurement period and will only be awarded if pre-established performance levels have been achieved. The expected fair value of these awards is charged to compensation expense over the performance period. The Company recognized $590,000 of expense related to performance stock awards in the first quarter of 2007 compared to $450,000 in the first quarter of 2006.

6. DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2007 and 2006, Midland’s investment portfolio included approximately $20.7 million and $31.7 million, respectively, of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the three-month periods ended March 31, 2007 and 2006, Midland recorded pre-tax realized (losses) gains on these securities of $(346,000) and $492,000, respectively.

7. DEFINED BENEFIT PENSION PLANS

Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the three-month periods ended March 31, 2007 and 2006 are (000’s):

	For the Three Months Ended March 31
	2007	2006
Service cost	$237	$227
Interest cost	487	431
Expected return on assets	(434)	(405)
Amortization of prior service cost	8	8
Amortization of net loss	122	119

Net periodic benefit cost	$420	$380

The Company has no required cash contributions for the 2007 or 2006 plan years.

8. RELATED PARTY TRANSACTIONS

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at March 31, 2007 was $8.6 million, $7.1 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.37% as of March 31, 2007, a rate that is considered to be competitive with the market rates offered for similar instruments.

9. NEW ACCOUNTING STANDARDS

In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The implementation of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

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

Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS 158 were effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 resulted in a reduction of shareholders’ equity of $3.6 million, net of tax, at December 31, 2006.

In September 2006, the FASB issued the FASB Staff Position No. AIG AIR-1, “Accounting for Planned Major Maintenance Activities.” (FSP AIG AIR-1) This FSP prohibits the use of the accrue-in-advance method for accounting for planned major maintenance activities in annual and interim reporting periods. This requirement is effective for fiscal years beginning after December 15, 2006. The adoption of this FSP did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Standard allows the valuation of certain financial assets and liabilities to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is assessing the impact that SFAS 159 will have on its consolidated financial statements.

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

INTRODUCTION

The Midland Company (“Midland” or the “Company”) is a highly focused provider of specialty insurance products and services through its American Modern Insurance Group (“AMIG” or “American Modern”) subsidiary, which contributes approximately 94% of the Company’s revenues. The Company also maintains an investment in a niche river transportation business, M/G Transport Services, Inc. The Company has divided its insurance products into four distinct groups: residential property, recreational casualty, financial institutions, and all other insurance products. The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address these four reportable insurance segments and our transportation business. A summary description of the operations of each of these segments is included below.

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 38% of American Modern’s direct and assumed written premiums relate to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial service institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

Our specialty insurance operations are conducted through our wholly owned American Modern subsidiary which controls eight property and casualty insurance companies, seven credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia.

M/G Transport Services, Inc and MGT Services, Inc. (collectively M/G Transport) operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries and manages river transportation equipment owned by others on a fee based arrangement.

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS

Exposure Management

American Modern’s catastrophe reinsurance program is a significant aspect of our exposure management. Our 2007 reinsurance structure is similar to the 2006 structure, but includes an additional $50 million layer of protection on top of our previous $150 million cover. The cost of our base catastrophe reinsurance program, which includes the purchase of additional cover, will increase approximately $3 million on an after-tax basis, or $0.16 per share in 2007. The cost of our catastrophe reinsurance program has increased significantly in 2006 and 2007 due to the volatile weather patterns experienced in 2005. However, we have implemented appropriate rate increases and/or product changes in order to recoup a substantial portion of these increased costs.

Diversification – Growth of Non-Manufactured Housing Products

American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including site-built dwelling, collateral protection, mortgage fire, credit life and excess and surplus lines. Collectively, our non-manufactured housing property and casualty direct and assumed written premiums grew 30.3% in the first quarter of 2007 compared to the first quarter of 2006. Non-manufactured housing products represented 60% and 56% of American Modern’s property and casualty direct and assumed written premiums and pre-tax profit, respectively, for the first quarter of 2007.

RESULTS OF OPERATIONS

The Midland Company reported net income of $23.8 million, or $1.20 per diluted share, for the first quarter of 2007 compared with $22.4 million, or $1.15 per diluted share, for the first quarter of 2006. Revenue for the first quarter of 2007 was $210.0 million compared to $186.9 million in the first quarter of 2006.

Financial Highlights

(amounts in thousands except per share data)

	Three Months Ended March 31,
	2007	2006	%
Income Statement Data
Insurance Revenue	$197,207	$175,151	12.6%
Transportation Revenue	12,791	11,781	8.6%

Total Revenue	$209,998	$186,932	12.3%

Net Income	$23,761	$22,435

Balance Sheet Data
Cash & Invested Assets	$1,037,339	$944,076	9.9%
Total Assets	$1,572,537	$1,408,591	11.6%
Total Debt	$98,742	$99,422	(0.7)%
Shareholders’ Equity	$597,145	$506,742	17.8%
Common Shares Outstanding	19,306	19,040
Per Share Data
Net Income (Diluted)	$1.20	$1.15
Dividends Declared	$0.10000	$0.06125	63.3%
Market Value	$42.42	$34.98	21.3%
Book Value	$30.93	$26.61	16.2%
AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$205,381	$175,108	17.3%
Net Written Premium	$176,250	$152,544	15.5%
Combined Ratio Before Catastrophes	89.4%	85.9%
Catastrophe Effects on Combined Ratio	1.9%	2.9%
Combined Ratio	91.3%	88.8%

Overview of Revenues

The following chart provides detail related to the Company’s revenues for the three-month periods ended March 31, 2007 and 2006 ($000’s):

Revenues from external customers

	Three-Mos. Ended March 31,
	2007	2006
Insurance:
Residential property	$96,294	$96,300
Recreational casualty	23,340	24,680
Financial institutions	40,968	21,983
All other insurance	22,689	19,441

Total insurance	183,291	162,404

Net investment income	11,426	10,280
Net realized investment gains	2,490	2,467
Transportation	12,791	11,781

Total revenues	$209,998	$186,932

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the three-month periods ended March 31, 2007 and 2006 (in millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our condensed consolidated statements of operations. Premiums for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are considered earned and are included in the financial results on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our condensed consolidated balance sheets.

	March 31, 2007			March 31, 2006
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$110.5	$95.1	$94.8	$105.0	$96.0	$94.7
Recreational Casualty	21.6	21.2	22.9	21.1	20.7	24.2
Financial Institutions	48.8	45.5	40.9	24.0	21.1	22.0
All Other Insurance	38.3	19.7	21.3	34.3	16.9	18.3

Total	$219.2	$181.5	$179.9	$184.4	$154.7	$159.2

For the first quarter of 2007, American Modern’s property and casualty direct and assumed written premiums increased 17.3% to $205.4 million compared to $175.1 in last year’s first quarter. This increase was driven by a 103.7% increase in Financial Institutions segment direct and assumed written premiums due to the addition of several significant mortgage fire and collateral protection business relationships.

In addition to the growth in our Financial Institutions segment, we also experienced significant growth in several other product lines, including site-built dwelling, collector car, credit life, and recreational vehicle – all of which grew in the double digit percentage range. Collectively, our non-manufactured housing property and casualty premiums grew 30.3% in the first quarter of 2007 compared to last year’s first quarter.

Residential Property

The following chart is an overview of the results of operations of the company’s personal lines property products (in 000s).

	March 31,
	2007	2006	%
Residential Property
Direct and Assumed Written Premiums	$110,534	$105,068	5.2%
Net Written Premiums	$95,101	$96,023	(1.0)%
Net Earned Premium	$94,783	$94,747	0.1%
Service Fees	1,511	1,553	(2.7)%

Total Revenues	$96,294	$96,300	0.0%
Pre-Tax Income	$13,112	$14,433
Combined Ratio	93.9%	92.1%

Manufactured housing direct and assumed written premiums increased 2.2% to $82.7 million compared to $81.0 million in the first quarter of 2006. Site-built dwelling premiums increased 12.6% in the first quarter of 2007 to $26.0 million compared to $23.1 million in 2006. Pre-Tax Income decreased mainly due to the increase in manufactured housing combined ratio to 91.0% in the first quarter of 2007 compared to 89.7% in the first quarter of 2006.

Recreational Casualty

The following chart is an overview of the results of operations of the company’s personal lines casualty products (in 000s).

	March 31,
	2007	2006	%
Recreational Casualty
Direct and Assumed Written Premiums	$21,565	$21,105	2.2%
Net Written Premiums	$21,154	$20,719	2.1%
Net Earned Premium	$22,899	$24,236	(5.5)%
Service Fees	441	444	(0.7)%

Total Revenues	$23,340	$24,680	(5.4)%
Pre-Tax Income	$4,142	$6,468
Combined Ratio	89.8%	81.2%

Our motorcycle, collector car, and snowmobile products all achieved solid growth over the prior year’s first quarter. This growth was partially offset by the decrease in watercraft direct and assumed written premium. The decrease in watercraft direct and assumed written premium is mainly due to underwriting actions taken to balance our coastal exposure. Pre-Tax Income decreased mainly due to an increase in the recreational vehicle and watercraft combined ratios to 100.8% and 82.9% from 84.9% and 70.5%, respectively.

Financial Institutions

The following chart is an overview of the results of operations of the company’s financial services insurance products (in 000s).

	March 31,
	2007	2006	%
Financial Institutions
Direct and Assumed Written Premiums	$48,821	$23,970	103.7%
Net Written Premiums	$45,550	$21,108	115.8%
Net Earned Premium/Total Revenues	$40,968	$21,983	86.4%
Pre-Tax Income	$5,050	$1,181
Combined Ratio	91.8%	99.6%

The increase in gross written premiums for our financial institutions insurance products was driven by the collateral protection and mortgage fire products which increased $9.8 million and $16.7 million, respectively, compared to the first quarter of 2006. This growth was mainly due to the addition of several significant business relationships. Profitability increased due primarily to the mortgage fire and collateral protection products combined ratios which decreased to 87.7% and 97.8% compared to 92.5% and 102.4%, respectively, in the comparable 2006 quarter.

All Other Insurance

The following chart is an overview of the results of operations of the company’s other insurance products (in 000s).

	March 31,
	2007	2006	%
All Other Insurance
Direct and Assumed Written Premiums	$38,286	$34,286	11.7%
Net Written Premiums	$19,706	$16,842	17.0%
Net Earned Premium	$21,296	$18,263	16.6%
Agency Revenues	1,393	1,176	18.5%
Service Fees	—	2	(100.0)%

Total Revenues	$22,689	$19,441	16.7%
Pre-Tax Income	$7,158	$6,984

American Modern’s credit life products were the primary drivers of the increase in gross written premiums in the first quarter of 2007 compared to the first quarter of 2006. Credit life direct and assumed written premiums increased $4.5 million to $13.8 million in 2007 from $9.3 million in 2006. The increase is mainly due to the acquisition of Southern Pioneer Life Insurance Company in July 2006.

Profitability increased in 2007 compared to 2006 due primarily to the credit life combined ratio which decreased to 85.0% compared to 99.2% in the comparable 2006 quarter. This was partially offset by increases in combined ratios for the excess and surplus and long haul truck lines. These lines increased to 82.0% and 96.5% from 76.7% and 71.7%, respectively.

Midland Consolidated

Investment Income and Realized Investment Gains

Net investment income increased to $11.4 million in the first quarter of 2007 from $10.3 million in the prior year’s first quarter. This increase is due primarily to a larger base of invested assets and the increase in the annualized pre-tax equivalent investment yield. The annualized pre-tax equivalent investment yield, on a cost basis, of Midland’s fixed income portfolio was 6.0% in the first three months of 2007 compared to 5.7% in the comparable prior period.

Realized investment gains and losses are comprised of three items; capital gains and losses from the sale of securities, derivative features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains, net	$2,836	$1,843	$0.10	$1,975	$1,284	$0.06
Derivatives	(346)	(225)	(0.01)	492	320	0.02

Total Realized Investment Gains	$2,490	$1,618	$0.09	$2,467	$1,604	$0.08

The Company experienced no other-than-temporary impairments during the first three months of 2007, or the first three months of 2006.

Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.

M/G Transport

M/G Transport, Midland’s transportation subsidiary, reported revenues for the first quarter of 2007 of $12.8 million compared to $11.8 million in the prior year’s first quarter. Pre-tax operating profit was $3.8 million in the current quarter as compared to $2.3 million in the prior year’s first quarter. The increase in transportation revenues and pre-tax operating profit is primarily due to an improved freight rate environment. We expect the improved rate environment to continue at least through the remainder of 2007.

Outlook

As we look to the remainder of the year, we will remain focused on our core profit and growth strategies, leveraging our underwriting expertise and diverse distribution across our specialty insurance platform. While the first quarter growth result was in the high double digits, our growth expectations for the full year are moderated somewhat by the fact that several significant business relationships were initiated during the second and third quarters of 2006, making the 2007 comparisons for those quarters more difficult. As a result, we are anticipating top line growth in the mid-single digit range for the second and third quarters and in the mid-to-high-single digit range for the fourth quarter and full year. We anticipate organic growth will drive a solid full year growth result in excess of industry expectations for 2007.

With respect to profit, we anticipate a property and casualty combined ratio in the range of 93.0 percent to 94.5 percent, assuming normal weather. Based on these levels of underwriting profit, we would anticipate full year 2007 (diluted) earnings per share in the range of $3.35 to $3.65, assuming no realized capital gains or losses.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Contractual Obligations

We have certain obligations and commitments to make future payments under contracts. As of March 31, 2007, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Long-term debt and interest	$107,014	$21,198	$78,460	$7,356
Other notes payable	8,559	8,559	—	—
Annual commitments under non-cancelable leases	32,535	2,801	10,021	19,713
Purchase obligations	21,505	19,324	2,181	—
Other obligations	80	63	17	—
Insurance policy loss reserves	214,066	118,593	81,987	13,486

Total	$383,759	$170,538	$172,666	$40,555

The table above excludes contracts and agreements that relate to maintenance and service agreements which, individually and in the aggregate, are not material to the Company’s operations or financial condition, and are terminable by the Company with minimal advance notice and at little or no cost to the Company. The above table also excludes interest and penalties related to the Company’s FIN 48 liability as they are not material to the Company’s operations or financial condition.

The interest rates related to portions of the long-term debt in the above table are variable in nature and the interest payments included in the table have been calculated using the rates in effect at March 31, 2007.

The insurance policy loss reserve payment projections in the above table are based on actuarial assumptions. The actual payments will vary, in both amount and time periods, from the estimated amounts represented in this table. See further discussion regarding insurance policy loss reserves under the Critical Accounting Policies section.

The Company is currently in the process of significantly expanding its headquarters. The expansion, which is scheduled for completion in September 2007, will add approximately 205,000 square feet of new office space and will expand an existing training center by approximately 20,000 square feet. The new facility, which is expected to cost approximately $29 million ($20.1 has been capitalized through March 31, 2007 with the remaining $8.9 million included in the purchase obligations line in the above table), will be financed through short term debt borrowings during the construction phase. The Company is currently considering various financing options for the building after construction is completed.

Also included in the above table are four fifteen-year operating lease arrangements related to the lease of 80 barges used in the transportation operations. The barges can be purchased near the end of the fifteen-year terms at predetermined prices or, at the end of each lease period, the company can either return the barges or purchase the equipment at fair market value. For all of the aforementioned operating leases, the 15-year lease periods were more attractive at the time than the traditional 5-year financing term for conventional long-

term debt. As of March 31, 2007 future lease payments required under these operating lease arrangements are (000’s) 2007 – $2,444; 2008 through 2009 – $4,933; 2010 through 2011 – $5,069; after 5 years – $19,713. M/G Transport’s operating cash flow is currently sufficient to pay the financial obligations under this agreement. Also included under purchase obligations in the above table is $8.8 million related to a contract to acquire an additional 20 jumbo open barges in 2007.

Off Balance Sheet Arrangements

We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements. Similarly, the Company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during the first three months of 2007 and a total of 1,086,000 shares remain authorized for repurchase under terms of this authority. On April 27, 2006, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2008. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the three-month period ended March 31, 2007, the Company repurchased approximately $1.1 million of treasury shares in connection with associate stock incentive programs.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of March 31, 2007, Midland had $8.6 million of commercial paper debt outstanding, $7.1 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.37% as of March 31, 2007, a rate that management considers to be competitive with the market rates offered for similar instruments. As of March 31, 2007, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, none of which was outstanding. These short-term borrowings decreased $10 million since December 31, 2006. Proceeds derived from the sale or maturity of marketable securities were used to reduce these short-term borrowings. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months.

The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of March 31, 2007, the outstanding balance of this mortgage was $13.9 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly interest payments are required until maturity in December 2007. The effective interest rate on this obligation is based on LIBOR plus 1% and was 6.31% at March 31, 2007.

During the second quarter of 2004, Midland, through wholly owned trusts, issued $24.0 million of junior subordinated debt securities ($12.0 million on April 29 and $12.0 million on May 26). These transactions were part of the Company’s participation in pooled trust preferred offerings. The proceeds from these transactions were used to increase the capital of the insurance subsidiaries to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable after five years. The interest related to the debt is variable in nature and was 8.86% at March 31, 2007. The debt contains certain provisions which are typical and customary for this type of security.

Investment in Marketable Securities

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased $0.3 million to $1,031.6 million at March 31, 2007 from $1,031.3 million at December 31, 2006. This increase was due to purchases of additional equity securities offset by a $4.6 million decrease in unrealized appreciation in the market value of securities held. The decrease in the unrealized appreciation was due to a $1.0 million decrease in unrealized appreciation related to the fixed income portfolio and a $3.6 million decrease in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.5 million shares of U.S. Bancorp, decreased to $85.7 million in market value as of March 31, 2007 from $88.8 million as of December 31, 2006.

Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of March 31, 2007

	Unrealized Gain (Loss)	Fair Value	# of Positions
Fixed Income Securities
Total held in a gain position	$11,028	$521,541	854
Held in a loss position for less than 3 months	(242)	48,999	49
Held in a loss position for more than 3 months and less than 9 months	(432)	50,978	78
Held in a loss position for more than 9 months and less than 18 months	(878)	60,597	76
Held in a loss position for more than 18 months	(1,758)	89,178	129

Fixed income total	$7,718	$771,293	1,186

	Unrealized Gain (Loss)	Fair Value	# of Positions
Equity Securities
Total held in a gain position	$109,294	$234,612	178
Held in a loss position for less than 3 months	(372)	6,967	15
Held in a loss position for more than 3 months and less than 9 months	(187)	4,419	7
Held in a loss position for more than 9 months and less than 18 months	(323)	2,577	6
Held in a loss position for more than 18 months	(13)	1,182	1

Equity total	$108,399	$249,757	207

Total fixed income and equity securities	$116,117	$1,021,050	1,393

Accrued interest and dividends	—	10,523

Total per balance sheet	$116,117	$1,031,573

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at March 31, 2007. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.

The average duration of Midland’s fixed income security investment portfolio as of March 31, 2007 was 5.0 years which management believes provides adequate asset/liability matching. The duration has decreased to 5.0 years from 5.2 years as of March 31, 2006 as Midland has decreased its investment in longer term municipal bonds.

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

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $1.7 million for the first three months of 2007 and a total of $42.0 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures in the range of $40 million to $45 million over the next four years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life of four to eight years. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK®’s software development costs was $29.8 million at March 31, 2007.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of March 31, 2007, there was $36.0 million outstanding under these facilities.

Reinsurance recoverables and prepaid reinsurance premiums remained relatively constant at March 31, 2007 compared to December 31, 2006 and consisted of the following amounts (amounts in 000’s):

	March 31, 2007	December 31, 2006
Prepaid reinsurance premiums	66,791	67,063
Reinsurance recoverable – unpaid losses	52,340	54,550
Reinsurance recoverable – paid losses	5,913	6,893

Total	$125,044	$128,506

Property, plant and equipment increased $5.9 million to $124.8 million at March 31, 2007 from $118.9 million at December 31, 2006 due primarily to the capitalized costs incurred related to the expansion of the Company’s headquarters, which is scheduled for completion in September 2007, combined with the continuing investment in modernLINK®.

Insurance loss reserves at March 31, 2007 remained relatively consistent compared to December 31, 2006 the following table provides additional detail surrounding the Company’s insurance policy loss reserves at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Gross case base loss reserves:
Residential property	$41,847	$43,736
Recreational casualty	22,446	23,160
Financial institutions	10,789	11,004
All other insurance	69,963	71,896
Gross loss reserves incurred but not reported	47,859	51,107
Outstanding checks and drafts	21,162	20,736

Total insurance loss reserves	$214,066	$221,639

As noted in the table above, case base loss reserves represent the largest component of our loss reserves. Primarily composed of case base loss reserves, our total loss reserves are relatively short-tailed in nature and less as a percentage of statutory surplus than the property and casualty industry average. Case base loss reserves tend to be more mechanical in nature and are based on specific facts and circumstances related to reported claims as compared to IBNR loss reserves, which have a higher degree of estimation and uncertainty.

Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.

Transportation

M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of March 31, 2007, the transportation subsidiaries had $16.3 million of collateralized equipment obligations outstanding. Similar to the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

OTHER MATTERS

Comprehensive Income

The only difference between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the three-month periods ended March 31, 2007 and 2006, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Three Months Ended March 31,
	2007	2006
Changes in net unrealized capital gains:
Equity securities	$(2,364)	$2,792
Fixed income securities	(628)	(4,813)

Total	$(2,992)	$(2,021)

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

Critical Accounting Policies

The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 including the financial statements and notes thereto. Our significant accounting policies are discussed in Note 1 to the Condensed Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2006 Annual Report on Form 10-K, management reviewed the Company’s critical accounting policies and the related judgments and estimates used in the preparation of the consolidated financial statements.

As noted earlier in footnote 3 to the Condensed Financial Statements, the Company adopted FIN 48 in the 2007 first quarter. Management considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, the Company’s critical accounting policies and the methodologies and assumptions applied have not materially changed since the date of our 2006 Form 10-K.

New Accounting Standards

In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The implementation of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is assessing the impact that SFAS 157 will have on its consolidated financial statements.

Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132 (R)” (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 resulted in a reduction of shareholders’ equity of $3.6 million, net of tax, at December 31, 2006.

In September 2006, the FASB issued the FASB Staff Position No. AIG AIR-1, “Accounting for Planned Major Maintenance Activities.” (FSP AIG AIR-1) This FSP prohibits the use of the accrue-in-advance method for accounting for planned major maintenance activities in annual and interim reporting periods. This requirement is effective for fiscal years beginning after December 15, 2006. The adoption of this FSP did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Standard allows the valuation of certain financial assets and liabilities to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is assessing the impact that SFAS 159 will have on its consolidated financial statements.

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

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 5.0 year duration of the Company’s fixed income portfolio as of March 31, 2007, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $780.7 million fixed income portfolio by 5.0%, or $39.0 million.

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of March 31, 2007, the Company had $250.8 million in equity holdings, including $85.7 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $8.6 million. As of March 31, 2007, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 0.95. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 9.5%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries (the “Corporation”) as of March 31, 2007, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2007, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006 and SFAS No. 123 (revised 2004), Share Based Payment, effective January 1, 2005). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Cincinnati, Ohio

May 4, 2007

PART II. OTHER INFORMATION

THE MIDLAND COMPANY AND SUBSIDIARIES

MARCH 31, 2007

Item 1.	Legal Proceedings

There are various actions pending against the Company in the normal course of business. However, management does not expect any of these actions to have a material adverse effect on our consolidated financial statements

Item 1A.	Risk Factors

No material changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None

b)	None

c)	During the three-month period ended March 31, 2007, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the three-month period ended March 31, 2007, the Company acquired 24,586 shares in private transactions from employees in connection with its stock incentive plans. Such transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 797 shares from the Plan during the three-month period ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2006 Annual Meeting of Shareholders held on April 26, 2007 the following actions were taken:

a)	The following persons were elected as members of the Board of Directors to serve until the 2010 Annual Meeting and until their successors are chosen and qualified:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
J.P. Hayden, Jr	17,404,546	1,003,178	0	0
William T. Hayden	17,373,066	1,034,658	0	0
John M. O’Mara	17,621,113	786,611	0	0
Francis Marie Thrailkill	18,258,001	149,723	0	0

b)	A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP, as Midland’s independent auditors to conduct the annual audit of the financial statements of Midland for the year ending December 31, 2007, was approved by Shareholders. Shareholders cast 18,376,632 votes in favor of this proposal and 29,928 votes against it. There were 1,164 abstentions and no broker non-votes with respect to this proposal.

Item 5.	Other Information

Employee Retention Agreements entered into between The Midland Company (the “Company”) and each of Paul T. Brizzolara and John I. Von Lehman dated May 18, 2000 have been terminated effective May 7, 2007. Mr. Brizzolara’s Employee Retention Agreement was terminated in connection with his recent transition into serving the Company in a non-executive capacity. Mr. Von Lehman’s Employee Retention Agreement was terminated in connection with his recently announced retirement.

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

THE MIDLAND COMPANY

Date May 7, 2007	/s/ W. Todd Gray
W. Todd Gray, Executive Vice President and Chief Financial Officer