Form 10-Q
period 2007-06-30
MIDLAND CO
filed 2007-08-07
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

The number of common shares outstanding as of August 3, 2007 was 19,357,102.

PART I.

ITEM I. FINANCIAL INFORMATION

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

JUNE 30, 2007 AND DECEMBER 31, 2006

Amounts in 000’s

	June 30, 2007	December 31, 2006
ASSETS
MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $785,487 at June 30, 2007 and $792,998 at December 31, 2006)	$780,388	$801,682
Equity (cost, $149,036 at June 30, 2007 and $117,659 at December 31, 2006)	257,733	229,695

Total	1,038,121	1,031,377

CASH	7,219	5,059
ACCOUNTS RECEIVABLE - NET	160,907	148,204
REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	130,991	128,506
PROPERTY, PLANT AND EQUIPMENT - NET	132,808	118,879
DEFERRED INSURANCE POLICY ACQUISITION COSTS	106,706	99,277
OTHER ASSETS	36,263	38,226

TOTAL ASSETS	$1,613,015	$1,569,528

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

JUNE 30, 2007 AND DECEMBER 31, 2006

Amounts in 000’s

	June 30, 2007	December 31, 2006
LIABILITIES & SHAREHOLDERS’ EQUITY
UNEARNED INSURANCE PREMIUMS	$472,623	$445,324
INSURANCE LOSS RESERVES	223,652	221,639
INSURANCE COMMISSIONS PAYABLE	48,114	46,593
FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	16,975	15,139
LONG-TERM DEBT	65,854	66,508
NOTES PAYABLE	8,426	17,937
DEFERRED FEDERAL INCOME TAX	40,973	47,197
OTHER PAYABLES AND ACCRUALS	98,248	110,445
JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	998,865	994,782

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 19,351 shares at June 30, 2007 and 19,224 shares at December 31, 2006 after deducting treasury stock of 3,655 shares and 3,782 shares, respectively)	959	959
Additional paid-in capital	71,461	65,669
Retained earnings	521,733	477,145
Accumulated other comprehensive income	61,217	72,346
Treasury stock - at cost	(41,220)	(41,373)

TOTAL SHAREHOLDERS’ EQUITY	614,150	574,746

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,613,015	$1,569,528

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Amounts in 000’s (except per share information)

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2007	2006	2007	2006
REVENUES:
Premiums earned	$368,525	$321,500	$188,581	$162,273
Other insurance income	6,695	6,463	3,348	3,286
Net investment income	23,173	20,504	11,747	10,224
Net realized investment gains	8,133	4,398	5,643	1,931
Transportation	29,163	24,240	16,372	12,459

Total	435,689	377,105	225,691	190,173

COSTS AND EXPENSES:
Losses and loss adjustment expenses	159,439	152,839	85,503	91,941
Commissions and other policy acquisition costs	120,584	97,929	59,234	43,708
Operating and administrative expenses	63,746	58,313	32,945	29,464
Transportation operating expenses	20,092	20,468	11,102	10,996
Interest expense	2,111	2,735	1,076	1,356

Total	365,972	332,284	189,860	177,465

INCOME BEFORE FEDERAL INCOME TAX	69,717	44,821	35,831	12,708
PROVISION FOR FEDERAL INCOME TAX	20,972	12,581	10,847	2,903

NET INCOME	$48,745	$32,240	$24,984	$9,805

BASIC EARNINGS PER SHARE OF COMMON STOCK:	$2.53	$1.70	$1.29	$0.51
DILUTED EARNINGS PER SHARE OF COMMON STOCK:	$2.45	$1.65	$1.25	$0.50
CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.2000	$0.1225	$0.1000	$0.06125

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Unaudited)

Amounts in 000’s

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Comprehensive Income
BALANCE, DECEMBER 31, 2005	$959	$57,061	$411,210	$57,863	$(42,716)	$484,377
Comprehensive income:
Net income			32,240			32,240	$32,240
Decrease in unrealized gain on marketable securities, net of related income tax effect of $4,810				(8,935)		(8,935)	(8,935)

Total comprehensive income							$23,305

Purchase of treasury stock					(1,492)	(1,492)
Issuance of treasury stock for options exercised and employee savings plan		2,944			1,806	4,750
Cash dividends declared			(2,335)			(2,335)
Federal income tax benefit related to the exercise or granting of stock awards		361				361
Stock option expense		1,440				1,440

BALANCE, JUNE 30, 2006	$959	$61,806	$441,115	$48,928	$(42,402)	$510,406

BALANCE, DECEMBER 31, 2006	$959	$65,669	$477,145	$72,346	$(41,373)	$574,746
Cumulative effect of FIN 48 adoption			(290)			(290)
Comprehensive income:
Net income			48,745			48,745	$48,745
Decrease in unrealized gain on marketable securities, net of related income tax effect of $5,993				(11,129)		(11,129)	(11,129)

Total comprehensive income							$37,616

Purchase of treasury stock					(1,666)	(1,666)
Issuance of treasury stock for options exercised and employee savings plan		3,503			1,819	5,322
Cash dividends declared			(3,867)			(3,867)
Federal income tax benefit related to the exercise or granting of stock awards		586				586
Stock option expense		1,703				1,703

BALANCE, JUNE 30, 2007	$959	$71,461	$521,733	$61,217	$(41,220)	$614,150

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX-MONTHS ENDED JUNE 30, 2007 AND 2006

Amount in 000’s

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,745	$32,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,390	5,005
Stock-based compensation	3,067	2,340
Net realized investment gains	(6,859)	(3,514)
Changes in:
Unearned insurance premiums	27,299	24,952
Deferred insurance policy acquisition costs	(7,429)	(4,397)
Reinsurance recoverables and prepaid reinsurance premiums	(2.485)	16,143
Net accounts receivable	(12,703)	(9,080)
Insurance loss reserves	2,013	(34,598)
Funds held under reinsurance agreements and reinsurance payables	1,836	3,187
Other accounts payable and accruals	(12,713)	(1,685)
Other assets	1,789	(1,787)
Insurance commissions payable	1,521	944
Other-net	235	455

Net cash provided by operating activities	48,706	30,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(174,964)	(208,360)
Sale of marketable securities	131,792	183,380
Decrease in cash equivalent marketable securities	8,853	10,504
Maturity of marketable securities	16,596	12,810
Acquisition of property, plant and equipment	(18,192)	(13,758)
Proceeds from sale of property, plant and equipment	858	204

Net cash used in investing activities	(35,057)	(15,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in net short-term borrowings	(9,511)	(10,675)
Issuance of treasury stock	2,940	2,772
Dividends paid	(3,107)	(2,233)
Purchase of treasury stock	(1,666)	(1,492)
Repayment of long-term debt	(654)	(621)
Excess tax benefits from exercise of stock options	509	267

Net cash used in financing activities	(11,489)	(11,982)

NET INCREASE IN CASH	2,160	3,003
CASH AT BEGINNING OF PERIOD	5,059	3,368

CASH AT END OF PERIOD	$7,219	$6,371

INTEREST PAID	$2,635	$3,049
INCOME TAXES PAID	$22,391	$18,050

Treasury Stock issued under the Company’s performance stock award plan amounted to $2,382 and $1,978 for 2007 and 2006 respectively.

See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (Midland) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2006 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the six and three month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in Midland’s Annual Report on Form 10-K.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Six months ended June 30:
2007	19,297	19,903

2006	19,020	19,557

Three months ended June 30:
2007	19,334	19,943

2006	19,055	19,585

3. INCOME TAXES

The federal income tax provisions for the six and three month periods ended June 30, 2007 and 2006 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2007	2006	2007	2006
Federal income tax at statutory rate	$24,401	$15,687	$12,541	$4,448
Tax effect of:
Tax exempt interest and excludable dividend income	(3,495)	(3,894)	(1,725)	(1,950)
Other - net	66	788	31	405

Provision for federal income tax	$20,972	$12,581	$10,847	$2,903

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $290,000 decrease in retained earnings as of January 1, 2007, for taxes, interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows: (000’s)

Balance at January 1, 2007	$331
Additions based on tax positions related to the current year	89
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2007	$420

The FIN 48 liability is a component of other payables and accruals on the Balance Sheet. Of the total $420,000 liability, the entire balance would affect the effective tax rate if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a part of income tax expense. During the six and three month periods ended June 30, 2007, the Company recognized approximately $9,000, and $5,000, respectively, in interest and penalties, net of the federal tax benefit. The Company had accrued approximately $779,000 and $770,000 for interest and penalties at June 30, 2007, and January 1, 2007, respectively.

The Company files income tax returns in the U.S. federal jurisdiction. Generally, the Company is no longer subject to U.S. federal, state and local, examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS) is currently performing an examination of the Company’s U.S. income tax return for 2004 that is anticipated to be completed by the end of 2007. As of June 30, 2007, the IRS has not proposed any adjustments to the Company’s tax position. It is reasonably possible an increase or reduction in the unrecognized tax benefits may occur once settlement of issues has occurred. However, neither an estimated date for settlement or quantification of an estimated range in the change of unrecognized tax benefits can be made at this time.

4. SEGMENT DISCLOSURES

Since the Company’s annual report for 2006, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2007 and 2006 is as follows (000’s):

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$194,203	$27,527	n/a	$195,090	$13,304
Recreational casualty	n/a	47,253	3,094	n/a	49,224	7,860
Financial institutions	n/a	87,274	9,870	n/a	43,921	5,183
All other insurance	n/a	46,490	15,502	n/a	39,728	14,549
Unallocated insurance	$1,460,013	—	7,886	$1,313,849	—	4,160
Transportation	58,418	29,163	9,063	51,302	24,240	3,648
Corporate and all other	105,015	—	(3,225)	110,918	—	(3,883)
Intersegment Eliminations	(10,431)	—	—	(46,303)	—	—

Total	$1,613,015	$404,383	$69,717	$1,429,766	$352,203	$44,821

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$97,909	$14,415	n/a	$98,791	$(1,129)
Recreational casualty	n/a	23,913	(1,048)	n/a	24,544	1,392
Financial institutions	n/a	46,306	4,820	n/a	21,938	4,002
All other insurance	n/a	23,801	8,344	n/a	20,286	7,565
Unallocated insurance	$1,460,013	—	5,559	$1,313,849	—	1,811
Transportation	58,418	16,372	5,312	51,302	12,459	1,387
Corporate and all other	105,015	—	(1,571)	110,918	—	(2,320)
Intersegment Eliminations	(10,431)	—	—	(46,303)	—	—

Total	$1,613,015	$208,301	$35,831	$1,429,766	$178,018	$12,708

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were insignificant for the six and three month periods ended June 30, 2007 and 2006.

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

5. STOCK OPTIONS AND AWARD PLANS

The Company expenses stock options and awards in accordance with SFAS 123(R). The compensation cost for the awards has been based on the grant-date fair value of those awards. For the six and three month periods ended June 30, 2007, the Company recognized $1,703,000 and $743,000, respectively, of expense related to stock options compared to $1,440,000 and $546,000 for the six and three month periods ended June 30, 2006, respectively.

The Company also has a performance stock award program. Under this program, shares vest after a three-year performance measurement period and will only be awarded if pre-established performance levels have been achieved. The expected fair value of these awards is charged to compensation expense over the performance period. The Company recognized $1,364,000 and $774,000 of expense related to performance stock awards for the six and three month periods ended June 30, 2007 compared to $900,000 and $450,000 for the six and three month periods ended June 30, 2006.

6. DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2007 and 2006, Midland’s investment portfolio included approximately $17.6 million and $24.5 million, respectively, of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the six and three month periods ended June 30, 2007, Midland recorded pre-tax realized gains on these securities of $920,000 and $1,266,000, respectively. For the six and three month periods ended June 30, 2006, Midland recorded pre-tax realized gains on these securities of $884,000 and $392,000, respectively.

7. DEFINED BENEFIT PENSION PLANS

Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the six and three month periods ended June 30, 2007 and 2006 are (000’s):

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Service cost	$475	$454	$238	$227
Interest cost	973	862	486	431
Expected return on assets	(886)	(810)	(452)	(405)
Amortization of prior service cost	15	16	7	8
Amortization of net loss	245	238	123	119

Net periodic cost	$822	$760	$402	$380

The Company has no required cash contribution for the 2007 or 2006 plan years. However, the Company contributed $1.5 million to its qualified defined benefit pension plan in July 2007 for the 2006 plan year.

8. RELATED PARTY TRANSACTIONS

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at June 30, 2007 was $8.4 million, $7.4 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.40% as of June 30, 2007, a rate that is considered to be competitive with the market rates offered for similar instruments.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” (FSP FIN 48-1) This FSP amends FASB Interpretation No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation is effective upon initial adoption of FIN 48. As the Company had applied Interpretation 48 in a manner consistent with the provisions of this FSP there was no impact of this new pronouncement on its consolidated financial statements.

ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, certain discussions relating to future revenue, underwriting income, premium volume, investment income and other investment results, business strategies, profitability, liquidity, capital adequacy, anticipated capital expenditures and business relationships, as well as any other statements concerning the year 2007 and beyond. In some cases you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions or the negative versions of such expressions. These forward-looking statements reflect Midland’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond Midland’s ability to control or predict. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the Company or its subsidiaries, changes in the business tactics or strategies of the Company, its subsidiaries or its current or anticipated business partners, the financial condition of the Company’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the Company’s filings with the SEC, especially our Form 10-K’s Risk Factors section, any one of which might materially affect the operations of the Company or its subsidiaries. We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Any forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made. Midland qualifies all of its forward-looking statements by these cautionary statements.

INTRODUCTION

The Midland Company (“Midland” or the “Company”) is a highly focused provider of specialty insurance products and services through its American Modern Insurance Group (“AMIG” or “American Modern”) subsidiary, which contributes approximately 93% of the Company’s revenues. The Company also maintains an investment in a niche river transportation business, M/G Transport Services, Inc. The Company has divided its insurance products into four distinct groups: residential property, recreational casualty, financial institutions, and all other insurance products. The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address these four reportable insurance segments and our transportation business. A summary description of the operations of each of these segments is included below.

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

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS

Diversification – Growth of Non-Manufactured Housing Products

American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including collateral protection, mortgage fire, credit life and excess and surplus lines. Collectively, our non-manufactured housing property and casualty direct and assumed written premiums grew 25.2% and 21.2% in the six and three month periods ending June 30, 2007 compared to similar periods in 2006. For the first half of 2007, non-manufactured housing products represented 60% of both American Modern’s property and casualty direct and assumed written premiums and pre-tax profit.

Our financial institutions product lines continue to see strong growth, led by our mortgage fire and collateral protection products, which saw increases of $21.0 million and $7.6 million, respectively, in direct and assumed written premium in the second quarter of 2007 compared to the second quarter of 2006. On a year to date basis, our mortgage fire and collateral protection direct and assumed written premiums increased $37.7 million and $17.4 million respectively, compared to the similar period in 2006. These increases are partially due to several significant business relationships that were initiated during the second and third quarters of 2006. Therefore, we would expect these premium growth rates to moderate over the second half of 2007.

Additionally, we are building momentum in several of our recreational casualty product lines; motorcycle, recreational vehicle, and collector car achieved strong growth in the six and three month periods ended June 30, 2007 compared to the similar periods in 2006. In addition, we continue to make significant gains in marketplace brand awareness and are sustaining very favorable policyholder retention levels in all of our product lines.

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

RESULTS OF OPERATIONS

The Midland Company reported net income of $25.0 million, or $1.25 per diluted share, for the second quarter of 2007 compared with $9.8 million, or $.50 per diluted share, for the second quarter of 2006. Revenue for the second quarter of 2007 was $225.7 million compared to $190.2 million in the second quarter of 2006.

On a year to date basis, net income was $48.7 million, or $2.45 per diluted share, compared with $32.2 million, or $1.65 per diluted share, for the first six months of 2006. Revenue for the first six months of 2007 was $435.7 million compared to $377.1 million for the first half of 2006.

Financial Highlights

(amounts in thousands except per share data)

	Six Months Ended June 30,			Three Months Ended June 30,
	2007	2006	%	2007	2006	%
Income Statement Data
Insurance Revenue	$406,526	$352,865	15.2%	$209,319	$177,714	17.8%
Transportation Revenue	29,163	24,240	20.3%	16,372	12,459	31.4%

Total Revenue	$435,689	$377,105	15.5%	$225,691	$190,173	18.7%

Net Income	$48,745	$32,240		$24,984	$9,805
Balance Sheet Data
Cash & Invested Assets	$1,045,340	$944,274	10.7%
Total Assets	$1,613,015	$1,429,766	12.8%
Total Debt	$98,280	$100,475	(2.2)%
Shareholders’ Equity	$614,150	$510,406	20.3%
Common Shares Outstanding	19,351	19,089
Per Share Data
Net Income (Diluted)	$2.45	$1.65		$1.25	$0.50
Dividends Declared	$0.2000	$0.1225	63.3%	$0.10000	$0.06125	63.3%
Market Value	$46.94	$37.98	23.6%
Book Value	$31.74	$26.74	18.7%
AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$443,615	$384,465	15.4%	$238,234	$209,357	13.8%
Net Written Premium	$383,055	$336,251	13.9%	$206,805	$183,707	12.6%
Combined Ratio Before Catastrophes	90.0%	86.9%		90.6%	87.9%
Catastrophe Effects on Combined Ratio	2.4%	7.6%		2.8%	12.2%
Combined Ratio	92.4%	94.5%		93.4%	100.1%

Overview of Revenues

The following chart provides detail related to the Company’s revenues for the six and three month periods ended June 30, 2007 and 2006 ($000’s):

Revenues

	Six-Mos. Ended June 30,		Three-Mos. Ended June 30,
	2007	2006	2007	2006
Insurance:
Residential property	194,203	195,090	97,909	98,791
Recreational casualty	47,253	49,224	23,913	24,544
Financial institutions	87,274	43,921	46,306	21,938
All other insurance	46,490	39,728	23,801	20,286

Total insurance	375,220	327,963	191,929	165,559

Net investment income	23,173	20,504	11,747	10,224
Net realized investment gains	8,133	4,398	5,643	1,931
Transportation	29,163	24,240	16,372	12,459

Total revenues	$435,689	$377,105	$225,691	$190,173

Insurance

Overview of Premium Volume

The following charts show American Modern’s gross written premium, net written premium and net earned premium by business segment for the six and three month periods ended June 30, 2007 and 2006 (millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our condensed consolidated statements of operations. Premiums for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are considered earned and are included in the financial results on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our condensed consolidated balance sheets.

	Six-Mos. Ended June 30, 2007			Six-Mos. Ended June 30, 2006
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$233.9	$201.9	$191.2	$229.5	$208.0	$192.0
Recreational Casualty	55.7	54.9	46.3	54.3	53.5	48.4
Financial Institutions	100.6	94.7	87.3	48.2	42.8	43.9
All Other Insurance	83.4	43.3	43.7	71.8	36.8	37.2

Total	$473.6	$394.8	$368.5	$403.8	$341.1	$321.5

	Three Mos. Ended June 30, 2007			Three Mos. Ended June 30, 2006
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$123.4	$106.8	$96.4	$124.5	$112.0	$97.3
Recreational Casualty	34.1	33.7	23.5	33.2	32.8	24.2
Financial Institutions	51.8	49.2	46.3	24.2	21.7	21.9
All Other Insurance	45.1	23.6	22.4	37.5	19.9	18.9

Total	$254.4	$213.3	$188.6	$219.4	$186.4	$162.3

For the second quarter of 2007, American Modern’s gross written premiums increased 16.0% to $254.4 million compared to $219.4 million in last year’s second quarter. This increase was driven by strong triple-digit growth in our collateral protection and mortgage fire lines.

For the first six months of 2007, American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including collateral protection and mortgage fire, both of which experienced triple digit growth in the first six months of 2007 as compared to last year’s first six months. Manufactured housing gross written premiums increased 3.1% to $176.8 million compared to $171.5 million in the first six months of 2006.

Residential Property

The following chart is an overview of the results of operations of the Company’s residential property segment (in 000’s).

	Six-Mos. Ended June 30,			Three-Mos Ended June 30,
	2007	2006		2007	2006
Residential Property
Direct and Assumed Written Premiums	$233,916	$229,494	1.9%	$123,382	$124,426	(0.8)%
Net Written Premiums	$201,942	$207,971	(2.9)%	$106,841	$111,948	(4.6)%
Net Earned Premium	$191,153	$192,001	(0.4)%	96,370	97,254	(0.9)%
Service Fees	3,050	3,089	(1.3)%	1,539	1,537	0.1%

Total Revenues	$194,203	$195,090	(0.5)%	$97,909	$98,791	(0.9)%
Pre-Tax Income (Loss)	$27,527	$13,304		$14,415	$(1,129)
Combined Ratio	93.1%	99.2%		92.3%	103.7%

On a year-to-date basis, manufactured housing direct and assumed written premiums increased 3.1% to $176.8 million compared to $171.5 million in the first six months of 2006. For the three month period ended June 30, 2007, manufactured housing direct and assumed written premiums increased 4.0% to $94.1 million compared to $90.5 in last year’s second quarter. Site built dwelling premiums increased 6.4% and 5.9% in the first six and three month periods of 2007, respectively. These increases were offset by a decrease of $8.7 million associated with the termination of the strategic alliance with Homesite Insurance Company at the end of 2006 under which we assumed personal lines homeowners business through a quota share reinsurance contract in the second quarter of 2006.

The increase in pre-tax income for both the six and three month periods ended June 30, 2007 was due to the decrease in catastrophe losses in the second quarter of 2007 compared to the second quarter of 2006. Catastrophe losses, which were mainly attributable to our residential property segment, decreased American Modern’s property and casualty pre-tax income by $5.2 million for the second quarter of 2007 compared to $19.5 million for the second quarter of 2006. On a year-to-date basis, catastrophe losses decreased American Modern’s property and casualty pre-tax income by $8.5 million compared to $24.0 million for the six months ended June 30, 2006.

Recreational Casualty

The following chart is an overview of the results of operations of the Company’s recreational casualty segment (in 000’s).

	Six-Mos. Ended June 30,			Three-Mos Ended June 30,
	2007	2006			2007	2006
Recreational Casualty
Direct and Assumed Written Premiums	$55,748	$54,274	2.7%	$34,183	$33,169	3.1%
Net Written Premiums	$54,871	$53,517	2.5%	$33,717	$32,797	2.8%
Net Earned Premium	$46,362	$48,341	(4.1)%	$23,463	$24,105	(2.7)%
Service Fees	891	883	0.9%	450	439	2.5%

Total Revenues	$47,253	$49,224	(4.0)%	$23,913	$24,544	(2.6)%
Pre-Tax Income (Loss)	$3,094	$7,860		$(1,048)	$1,393
Combined Ratio	101.6%	91.3%		113.1%	100.9%

The increase in direct and assumed written premiums for our recreational casualty insurance products was driven by the motorcycle, collector car, and recreation vehicle products which increased $1.5 million, $2.1 million and $1.7 million, respectively, on a year-to-date basis and $1.0 million and $1.3 million and $0.9 million, respectively, for the second quarter compared to similar periods in 2006. These increases were offset by decreases in our watercraft product, which decreased $4.0 million on a year-to-date basis and $2.2 million for the second quarter compared to similar periods in 2006. The decrease in watercraft was due to continuing underwriting actions to balance coastal exposures.

The pre-tax income decreased for the second quarter and year-to-date due partially to an increase in the motorcycle combined ratios for the six and three month periods ending June 30, 2007 compared to the same periods in 2006. We have identified certain product classes and other factors contributing to the recent rise in combined ratios and we are currently in the process of developing corrective actions within this product line. In addition, our watercraft product profitability decreased during the six and three month periods ended June 30, 2007 compared to 2006 due to increased losses experienced related to books of business that are in run-off as we terminated agreements with certain agents as part of our coastal exposure balancing.

Financial Institutions

The following chart is an overview of the results of operations of the Company’s financial institutions insurance segment (in 000’s).

	Six-Mos. Ended June 30,			Three-Mos. Ended June 30,
	2007	2006		2007	2006
Financial Institutions
Direct and Assumed Written Premiums	$100,577	$48,160	108.8%	$51,756	$24,191	113.9%
Net Written Premiums	$94,713	$42,821	121.2%	$49,163	$21,713	126.4%
Net Earned Premium/Total Revenues	$87,274	$43,921	98.7%	$46,306	$21,938	111.1%
Pre-Tax Income	$9,870	$5,183		$4,820	$4,002
Combined Ratio	92.9%	93.0%		93.9%	86.3%

The increase in direct and assumed written premiums for our financial institutions insurance products was driven by the mortgage fire and collateral protection products which increased $37.7 million and $17.4 million, respectively, on a year-to-date basis and $21.0 million and $7.6 million, respectively, for the second quarter of 2007 compared to the similar period in 2006. This growth was mainly due to the addition of several significant business relationships that were initiated during the second and third quarters of 2006. Profitability increased for the six and three month periods ended June 30, 2007 due primarily to the increased premium volume offset by the increase in combined ratio for the second quarter of 2007.

All Other Insurance

The following chart is an overview of the results of operations of the Company’s all other insurance segment (in 000’s).

	Six-Mos. Ended June 30,			Three-Mos. Ended June 30,
	2007	2006		2007	2006
All Other Insurance
Direct and Assumed Written Premiums	$83,397	$71,836	16.1%	$45,111	$37,550	20.1%
Net Written Premiums	$43,328	$36,791	17.8%	$23,622	$19,949	18.4%
Net Earned Premium	$43,738	$37,239	17.5%	$22,442	$18,977	18.3%
Agency Revenues	2,752	2,486	10.7%	1,359	1,307	4.0%
Service Fees	—	3	(100.0)%	—	2	(100.0)%

Total Revenues	$46,490	$39,728	17.0%	$23,801	$20,286	17.3%
Pre-Tax Income	$15,502	$14,549		$8,344	$7,565

American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in gross written premiums in the second quarter of 2007 compared to the second quarter of 2006. Excess and surplus lines direct and assumed written premiums increased 24.8% to $19.1 million in the second quarter of 2007 from $15.3 million in the second quarter of 2006. Credit life direct and assumed written premiums increased $6.2 million to $16.2 million in the second quarter of 2007 from $10.0 million in 2006.

On a year-to-date basis, direct and assumed written premiums increased due primarily to a $3.9 million increase in excess and surplus lines premiums combined with a $10.7 million increase in credit life premiums. The increases in credit life direct and assumed written premiums are mainly due to the acquisition of Southern Pioneer Life Insurance Company in July 2006.

Profitability increased in the first six months of 2007 compared to 2006 due partially to improved results in our excess and surplus lines and credit life products, as well as a larger premium base. The combined ratio for the first six months of 2007 for our excess and surplus and credit life products both decreased to 85.9% from 87.4% and 96.4%, respectively, in the comparable 2006 period

Midland Consolidated

Investment Income and Realized Capital Gains

Second quarter net investment income increased to $11.7 million in 2007 from $10.2 million in 2006. On a year-to-date basis, net investment income increased to $23.2 million in 2007 compared to $20.5 million in the prior year. This increase is due primarily to a larger base of invested assets and the increase in the annualized pre-tax equivalent investment yield. The annualized pre-tax equivalent investment yield, on a cost basis, of Midland’s fixed income portfolio was 6.0% for the first six months of 2007 compared to 5.6% for the first six months of 2006.

Realized investment gains and losses are comprised of three items; capital gains and losses from the sale of securities, derivative features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains, net	$7,213	$4,688	$0.24	$3,514	$2,284	$0.12
Derivatives	920	598	0.03	884	575	0.03

Total Realized Investment Gains	$8,133	$5,286	$0.27	$4,398	$2,859	$0.15

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains, net	$4,377	$2,845	$0.14	$1,539	$1,000	$0.05
Derivatives	1,266	823	0.04	392	255	0.01

Total Realized Investment Gains	$5,643	$3,668	$0.18	$1,931	$1,255	$0.06

The Company experienced no other-than-temporary impairments during the six or three month periods ended June 30, 2007 or 2006.

Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.

Commissions and other policy acquisition costs

Commissions and other policy acquisition costs increased $22.7 and $15.5 for the six and three month periods ended June 30, 2007 as compared to the same periods in 2006. These increases were due partially to the increase in earned premium in 2007 compared to 2006. However, commissions also increased as a percentage of premiums earned. The increase in our commission rate was due primarily to the significant growth in our Financial Institutions operating segment which typically has a higher commission rate than our other products.

M/G Transport

M/G Transport, Midland’s transportation subsidiary, reported revenues for the second quarter of 2007 of $16.4 million compared to $12.5 million in the prior year’s second quarter. Pre-tax income was $5.3 million for the second quarter of 2007 compared to $1.4 million in second quarter of 2006. On a year-to-date basis, M/G Transport reported revenues of $29.2 million in 2007 compared to $24.2 million in 2006. Pre-tax income was $9.1 million for the first six months of 2007 compared to $3.6 million for the first six months of 2006. The increases in transportation revenues and pre-tax income are primarily due to an improved freight rate environment. We expect the improved rate environment to continue at least through the remainder of 2007.

Outlook

As we look to the remainder of 2007, we continue to have a very positive outlook and are confident in the fundamentals driving our business results. While we achieved significant double digit premium growth for the first half of the year, our growth expectations for the full year are moderated somewhat by the fact that several significant business relationships were initiated during the second and third quarters of 2006, making the 2007 comparisons for quarters in the second half of the year a bit more difficult. As such, we would expect premium growth rates in the low to mid-single digits for the third and fourth quarters, resulting in a high single digit or perhaps low double digit growth rate for the full year.

Given the strong results that we have posted in the first half of 2007, we anticipate a property and casualty combined ratio in the range of 92.5 percent to 94.0 percent, assuming normal weather for the remainder of the year. Based on these levels of underwriting profit, we estimate our full year earnings, will be in the range of $4.20 to $4.50 per share, which includes $0.35 per share of realized capital gains.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Aggregate Contractual Obligations

We have certain obligations and commitments to make future payments under contracts. As of June 30, 2007, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Long-term debt and interest	$105,315	$20,980	$84,335	$—
Other notes payable	8,426	8,426	—	—
Annual commitments under non-cancelable leases	31,787	2,671	10,037	19,079
Purchase obligations	16,212	13,248	2,964	—
Insurance policy loss reserves	223,652	123,903	85,658	14,091

Total	$385,392	$169,228	$182,994	$33,170

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

The interest rates related to portions of the long-term debt in the above table are variable in nature and the interest payments included in the table have been calculated using the rates in effect at June 30, 2007.

The insurance policy loss reserve payment projections in the above table are based on actuarial assumptions. The actual payments will vary, in both amount and time periods, from the estimated amounts represented in this table. See further discussion regarding insurance policy loss reserves under the Critical Accounting Policies section in our 2006 Form 10-K.

The Company is currently in the process of significantly expanding its headquarters. The expansion, which is scheduled for completion in September 2007, will add approximately 205,000 square feet of new office space and will expand an existing training center by approximately 20,000 square feet. The new facility, which is expected to cost approximately $29 million ($26.2 has been capitalized through June 30, 2007 with the remaining $2.8 million included in the purchase obligations line in the above table), is being financed through short term debt borrowings and operating cash flows during the construction phase. The Company is currently considering various financing options for the building after construction is completed.

Also included in the above table are four fifteen-year operating lease arrangements related to the lease of 80 barges used in the transportation operations. The barges can be purchased near the end of the fifteen-year terms at predetermined prices or, at the end of each lease period, the company can either return the barges or purchase the equipment at fair market value. For all aforementioned operating leases, the 15-year lease periods were more attractive at the time than the traditional 5-year financing term for conventional long-term debt. As of June 30, 2007 future lease payments required under these operating lease arrangements are (000’s): within 1 year – $2,443; 1 through 3 years – $4,955; 3 through 5 years – $5,069; after 5 years – $19,079. M/G Transport’s operating cash flow is currently sufficient to pay the financial obligations under this agreement. Also included under purchase obligations in the above table is $8.8 million related to a contract to acquire an additional 20 jumbo open barges in 2007.

Off Balance Sheet Arrangements

We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements. Similarly, the Company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during the first six months of 2007 and a total of 1,086,000 shares remain authorized to repurchase under terms of this authority. On April 27, 2006, the Company’s Board of Directors approved a two-year extension to the share repurchase program that will run through the date of the Board’s second quarterly meeting in 2008. The resolution does not require the repurchase of shares, but rather gives management discretion to make purchases based on market conditions and the Company’s capital requirements.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the six and three month periods ended June 30, 2007, the Company repurchased approximately $1.7 million and $0.6 million, respectively, of treasury shares in connection with associate stock incentive programs.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of June 30, 2007, Midland had $8.4 million of commercial paper debt outstanding, $7.4 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.40% as of June 30, 2007, a rate that management considers to be competitive with the market rates offered for similar instruments. As of June 30, 2007, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, none of which was outstanding at June 30, 2007. These short-term borrowings decreased $9.5 million since December 31, 2006. Proceeds derived from the sale or maturity of marketable securities were used to reduce these short-term borrowings. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months.

The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of June 30, 2007, the outstanding balance of this mortgage was $13.9 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly interest payments are required until maturity in December 2007. The effective interest rate on this obligation is based on LIBOR plus 1% and was 6.31% at June 30, 2007.

In 2004, Midland, through wholly owned trusts, issued $24.0 million of junior subordinated debt securities ($12.0 million on April 29 and $12.0 million on May 26). These transactions were part of the Company’s participation in pooled trust preferred offerings. The proceeds from these transactions were used to increase the capital of the insurance subsidiaries to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable after five years. The interest related to the debt is variable in nature and was 8.86% at June 30, 2007. The debt contains certain provisions which are typical and customary for this type of security.

Investment in Marketable Securities

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased $6.8 million to $1,038.1 million at June 30, 2007 from $1,031.3 million at December 31, 2006. This increase was due primarily to purchases of additional equity securities offset by a $17.1 million decrease in unrealized appreciation in the market value of securities held. The decrease in the unrealized appreciation was due to a $13.8 million decrease in unrealized appreciation related to the fixed income portfolio and a $3.3 million decrease in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.4 million shares of U.S. Bancorp, decreased to $80.5 million in market value as of June 30, 2007 from $88.8 million as of December 31, 2006.

Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of June 30, 2007

	Unrealized Gain (Loss)	Fair Value	# of Positions
Fixed Income Securities
Total held in a gain position	$5,435	$270,612	566
Held in a loss position for less than 3 months	(3,585)	279,229	341
Held in a loss position for more than 3 months and less than 9 months	(2,403)	94,027	113
Held in a loss position for more than 9 months and less than 18 months	(750)	24,581	41
Held in a loss position for more than 18 months	(3,796)	101,897	146

Fixed income total	$(5,099)	$770,346	1,207

	Unrealized Gain (Loss)	Fair Value	# of Positions
Equity Securities
Total held in a gain position	$109,266	$245,537	186
Held in a loss position for less than 3 months	(136)	3,132	9
Held in a loss position for more than 3 months and less than 9 months	(339)	5,492	10
Held in a loss position for more than 9 months and less than 18 months	(48)	1,120	4
Held in a loss position for more than 18 months	(46)	1,148	1

Equity total	$108,697	$256,429	210

Total per above	$103,598	$1,026,775	1,417

Accrued interest and dividends	—	11,346

Total per balance sheet	$103,598	$1,038,121

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section in our 2006 form 10-K, we believe the declines in fair value are temporary at June 30, 2007. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.

The average duration of Midland’s fixed income security investment portfolio as of June 30, 2007 was 5.0 years which management believes provides adequate asset/liability matching. The duration has decreased to 5.0 years from 5.1 years as of June 30, 2006 as Midland has decreased its investment in longer term municipal bonds.

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

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $5.0 million for the first six months of 2007 and a total of $45.3 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures in the range of $40 million to $45 million over the next four years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK ®’s software development costs was $32.7 million at June 30, 2007.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of June 30, 2007, there was $36.0 million outstanding under these facilities.

At June 30, 2007, Midland’s accounts receivable increased 8.6% to $160.9 million compared to $148.2 million at December 31, 2006. The increase is due primarily to an increase in gross written premiums experienced in the second quarter of 2007 as compared to the fourth quarter of 2006. Accounts receivable are primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 63% of American Modern’s accounts receivables relate to premium due directly from policyholders as of June 30, 2007. In the case of receivables due from agents, American Modern has granted payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures.

Reinsurance recoverables and prepaid reinsurance premiums at June 30, 2007 and December 31, 2006 consisted of the following amounts (amounts in 000’s):

	June 30, 2007	December 31, 2006
Prepaid reinsurance premiums	67,914	67,063
Reinsurance recoverable – unpaid losses	56,448	54,550
Reinsurance recoverable – paid losses	6,629	6,893

Total	$130,991	$128,506

Property, plant and equipment increased $13.9 million to $132.8 at June 30, 2007 from $118.9 million at December 31, 2006 due primarily to the costs incurred to date related to the expansion of the Company’s headquarters, which is scheduled for completion in September 2007.

Other payables and accruals decreased $12.2 million to $98.2 million at June 30, 2007 from $110.4 million at December 31, 2006. The balance was higher at December 31, 2006 due primarily to payables associated with the termination of certain business alliances, primarily our strategic alliance with Homesite Insurance Company, at year end.

Unearned insurance premiums increased to $472.6 million at June 30, 2007 compared to $445.3 million at December 31, 2006. In addition, Deferred Policy Acquisition costs increased to $106.7 million at June 30 2007 compared to $99.3 million at December 31, 2006. These increases are due primarily to the increase in direct and assumed written premiums experienced during the first half of 2007. See the Results of Operations section for further discussion surrounding the reasons for our growth in direct and assumed written premiums.

Insurance loss reserves at June 30, 2007 remained relatively consistent compared to December 31, 2006. The following table provides additional detail surrounding the Company’s insurance policy loss reserves at June 30, 2007 and December 31, 2006 (amounts in 000’s):

	June 30, 2007	December 31, 2006
Gross case base loss reserves:
Residential property	$44,844	$43,736
Recreational casualty	26,542	23,160
Financial institutions	11,122	11,004
All other insurance	73,535	71,896
Gross loss reserves incurred but not reported	49,299	51,107
Outstanding checks and drafts	18,310	20,736

Total insurance loss reserves	$223,652	$221,639

As noted in the table above, case base loss reserves represent the largest component of our loss reserves. Primarily composed of case base loss reserves, our total loss reserves are relatively short-tailed in nature and less as a percentage of statutory surplus than the property and casualty industry average. Case base loss reserves tend to be more mechanical in nature and are based on specific facts and circumstances related to reported claims as compared to IBNR loss reserves, which have a higher degree of estimation and uncertainty. See our 2006 form 10-K for further discussion of our loss reserving procedures.

Cash flow from the insurance operations is expected to remain sufficiently positive to meet American Modern’s future operating requirements and to provide for reasonable dividends to Midland.

Transportation

M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of June 30, 2007, the transportation subsidiaries had $16.0 million of collateralized equipment obligations outstanding. Similar to the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

OTHER MATTERS

Comprehensive Income

The only difference between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the six and three month periods ended June 30, 2007 and 2006, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Changes in net unrealized capital gains:
Equity securities	$(2,170)	$1,861	$194	$(931)
Fixed income securities	(8,959)	(10,796)	(8,331)	(5,983)

Total	$(11,129)	$(8,935)	$(8,137)	$(6,914)

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

Critical Accounting Policies

The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 including the financial statements and notes thereto. Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2006 Annual Report on Form 10-K, management reviewed the Company’s critical accounting policies and the related judgments and estimates used in the preparation of the consolidated financial statements.

As noted earlier in footnote 3 to the Condensed Consolidated Financial Statements, the Company adopted FIN 48 as if January 1, 2007. Management considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, the Company’s critical accounting policies and the methodologies and assumptions applied have not materially changed since the date of our 2006 Form 10-K.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” (FSP FIN 48-1) This FSP amends FASB Interpretation No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation is effective upon initial adoption of FIN 48. As the Company had applied Interpretation 48 in a manner consistent with the provisions of this FSP, there was no impact of this new pronouncement on its consolidated financial statements.

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

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 5.0 year duration of the Company’s fixed income portfolio as of June 30, 2007, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $780.4 million fixed income portfolio by 5.0%, or $39.0 million.

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of June 30, 2007, the Company had $257.7 million in equity holdings, including $80.5 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $8.1 million. As of June 30, 2007, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 0.97. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 9.7%.

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

The Company maintains a system of internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of income, changes in shareholders’ equity and of cash flows for the six-month and three-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and of cash flows for the year then ended (not presented herein); and in our report dated March 7, 2007, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R), effective December 31, 2006 and SFAS No. 123 (revised 2004), Share Based Payment, effective January 1, 2005). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Cincinnati, Ohio

August 3, 2007

PART II. OTHER INFORMATION

THE MIDLAND COMPANY AND SUBSIDIARIES

JUNE 30, 2007

Item 1. Legal Proceedings

There are various actions pending against the Company in the normal course of business. However, management does not expect any of these actions to have a material adverse effect on our consolidated financial statements

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2006 in response to Item 1A to Part 1 of Form 10-K (the “Form 10-K Risk Factors”). The Form 10-K Risk Factors are hereby restated and incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None

b)	None

c)	During the six and three month periods ended June 30, 2007, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the six and three month periods ended June 30, 2007, the Company acquired 24,586 shares and 0 shares, respectively, in private transactions from employees in connection with its stock incentive plans. These transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 13,041 shares and 12,244 shares from the Plan during the six and three month periods ended June 30, 2007, respectively.

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

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 15 - Letter re: Unaudited Interim Financial Information
Exhibit 31.1—Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 31.2—Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Exhibit 32—Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDLAND COMPANY

Date August 3, 2007	/s/ W. Todd Gray
W. Todd Gray, Executive Vice President and
Chief Financial Officer