Form 10-Q
period 2007-09-30
MIDLAND CO
filed 2007-11-09
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of common shares outstanding as of November 7, 2007 was 19,391,797.

PART I.

ITEM I. FINANCIAL INFORMATION

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Amounts in 000’s

	September 30, 2007	December 31, 2006
ASSETS
MARKETABLE SECURITIES AVAILABLE FOR SALE:
Fixed income (cost, $821,783 at September 30, 2007 and $792,998 at December 31, 2006)	$823,860	$801,682
Equity (cost, $152,038 at September 30, 2007 and $117,659 at December 31, 2006)	251,846	229,695

Total	1,075,706	1,031,377

CASH	11,919	5,059
ACCOUNTS RECEIVABLE—NET	166,331	148,204
REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	129,593	128,506
PROPERTY, PLANT AND EQUIPMENT—NET	141,390	118,879
DEFERRED INSURANCE POLICY ACQUISITION COSTS	113,090	99,277
OTHER ASSETS	35,467	38,226

TOTAL ASSETS	$1,673,496	$1,569,528

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Amounts in 000’s

	September 30, 2007	December 31, 2006
LIABILITIES & SHAREHOLDERS’ EQUITY
UNEARNED INSURANCE PREMIUMS	$491,571	$445,324
INSURANCE LOSS RESERVES	227,277	221,639
INSURANCE COMMISSIONS PAYABLE	50,441	46,593
FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	17,686	15,139
LONG-TERM DEBT	65,521	66,508
NOTES PAYABLE	8,805	17,937
DEFERRED FEDERAL INCOME TAX	40,275	47,197
OTHER PAYABLES AND ACCRUALS	111,311	110,445
JUNIOR SUBORDINATED DEBENTURES	24,000	24,000

TOTAL LIABILITIES	1,036,887	994,782

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 19,389 shares at September 30, 2007 and 19,224 shares at December 31, 2006 after deducting treasury stock of 3,617 shares and 3,782 shares, respectively)	959	959
Additional paid-in capital	73,202	65,669
Retained earnings	543,266	477,145
Accumulated other comprehensive income	60,104	72,346
Treasury stock—at cost	(40,922)	(41,373)

TOTAL SHAREHOLDERS’ EQUITY	636,609	574,746

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,673,496	$1,569,528

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Amounts in 000’s (except per share information)

	Nine-Mos. Ended September 30,		Three-Mos. Ended September 30,
	2007	2006	2007	2006
REVENUES:
Premiums earned	$562,238	$497,226	$193,713	$175,726
Other insurance income	9,996	9,747	3,301	3,284
Net investment income	35,078	30,978	11,905	10,474
Net realized investment gains	12,151	5,492	4,018	1,094
Transportation	46,177	38,475	17,014	14,235

Total	665,640	581,918	229,951	204,813

COSTS AND EXPENSES:
Losses and loss adjustment expenses	243,190	234,788	83,751	81,949
Commissions and other policy acquisition costs	182,695	154,334	62,111	56,405
Operating and administrative expenses	102,655	88,507	38,909	30,194
Transportation operating expenses	31,461	32,372	11,369	11,904
Interest expense	3,129	4,016	1,018	1,281

Total	563,130	514,017	197,158	181,733

INCOME BEFORE FEDERAL INCOME TAX	102,510	67,901	32,793	23,080
PROVISION FOR FEDERAL INCOME TAX	30,193	18,316	9,221	5,735

NET INCOME	$72,317	$49,585	$23,572	$17,345

BASIC EARNINGS PER SHARE OF COMMON STOCK:	$3.74	$2.60	$1.22	$0.91
DILUTED EARNINGS PER SHARE OF COMMON STOCK:	$3.62	$2.53	$1.18	$0.88
CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.3000	$0.18375	$0.1000	$0.06125

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Unaudited)

Amounts in 000’s

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Comprehensive Income
BALANCE, DECEMBER 31, 2005	$959	$57,061	$411,210	$57,863	$(42,716)	$484,377
Comprehensive income:
Net income			49,585			49,585	$49,585
Decrease in unrealized gain on marketable securities, net of related income tax effect of $4,236				7,952		7,952	7,952

Total comprehensive income							$57,537

Purchase of treasury stock					(1,650)	(1,650)
Issuance of treasury stock for options exercised and employee savings plan		3,756			2,477	6,233
Cash dividends declared			(3,508)			(3,508)
Federal income tax benefit related to the exercise or granting of stock awards		703				703
Stock option expense		1,985				1,985

BALANCE, SEPTEMBER 30, 2006	$959	$63,505	$457,287	$65,815	$(41,889)	$545,677

BALANCE, DECEMBER 31, 2006	$959	$65,669	$477,145	$72,346	$(41,373)	$574,746
Cumulative effect of FIN 48 adoption			(290)			(290)
Comprehensive income:
Net income			72,317			72,317	$72,317
Decrease in unrealized gain on marketable securities, net of related income tax effect of $6,593				(12,242)		(12,242)	(12,242)

Total comprehensive income							$60,075

Purchase of treasury stock					(1,838)	(1,838)
Issuance of treasury stock for options exercised and employee savings plan		4,352			2,289	6,641
Cash dividends declared			(5,906)			(5,906)
Federal income tax benefit related to the exercise or granting of stock awards		829				829
Stock option expense		2,352				2,352

BALANCE, SEPTEMBER 30, 2007	$959	$73,202	$543,266	$60,104	$(40,922)	$636,609

See notes to condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Amount in 000’s

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,317	$49,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,870	7,307
Stock-based compensation	5,202	3,335
Net realized investment gains	(10,432)	(4,809)
Changes in:
Unearned insurance premiums	46,247	43,213
Deferred insurance policy acquisition costs	(13,813)	(8,840)
Reinsurance recoverables and prepaid reinsurance premiums	(1,087)	17,663
Net accounts receivable	(18,127)	(10,561)
Insurance loss reserves	5,638	(31,130)
Funds held under reinsurance agreements and reinsurance payables	2,547	1,906
Other accounts payable and accruals	(4,733)	(5,179)
Other assets	3,941	335
Insurance commissions payable	3,848	2,564
Other-net	788	1,292

Net cash provided by operating activities	99,206	66,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(15,534)
Purchase of marketable securities	(251,306)	(269,156)
Sale of marketable securities	179,829	215,755
Decrease (increase) in cash equivalent marketable securities	(4,215)	18,777
Maturity of marketable securities	23,457	18,705
Acquisition of property, plant and equipment	(29,341)	(32,461)
Proceeds from sale of property, plant and equipment	1,232	12,919

Net cash used in investing activities	(80,344)	(50,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in net short-term borrowings	(9,132)	(12,351)
Issuance of treasury stock	4,259	4,254
Dividends paid	(5,133)	(3,402)
Purchase of treasury stock	(1,838)	(1,650)
Repayment of long-term debt	(987)	(938)
Excess tax benefits from exercise of stock options	829	550

Net cash used in financing activities	(12,002)	(13,537)

NET INCREASE IN CASH	6,860	2,119
CASH AT BEGINNING OF PERIOD	5,059	3,368

CASH AT END OF PERIOD	$11,919	$5,487

INTEREST PAID	$3,860	$4,519
INCOME TAXES PAID	$29,795	$20,250

Treasury Stock issued under the Company’s performance stock award plan amounted to $2,382 and $1,978 for 2007 and 2006 respectively.

See notes to the condensed consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Midland Company and subsidiaries (“Midland or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 2006 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the nine and three month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in Midland’s Annual Report on Form 10-K.

2. EARNINGS PER SHARE

Earnings per share (EPS) of common stock amounts are computed by dividing net income by the weighted average number of shares outstanding during the period for basic EPS, plus the dilutive share equivalents for stock options and performance based stock awards for diluted EPS. Shares used for EPS calculations were as follows (000’s):

	For Basic EPS	For Diluted EPS
Nine months ended September 30:
2007	19,319	19,957

2006	19,050	19,585

Three months ended September 30:
2007	19,364	20,055

2006	19,109	19,644

3. INCOME TAXES

The federal income tax provisions for the nine and three month periods ended September 30, 2007 and 2006 are different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (000’s):

	Nine-Mos. Ended September 30,		Three-Mos. Ended September 30,
	2007	2006	2007	2006
Federal income tax at statutory rate	$35,879	$23,765	$11,478	$8,078
Tax effect of:
Tax exempt interest and excludable dividend income	(5,246)	(5,877)	(1,751)	(1,983)
Other—net	(440)	428	(506)	(360)

Provision for federal income tax	$30,193	$18,316	$9,221	$5,735

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

Balance at January 1, 2007	$331
Additions based on tax positions related to the current year	133
Additions for tax positions of prior years	—
Reductions for tax positions of prior years and settlements	(73)

Balance at September 30, 2007	$391

The FIN 48 liability is a component of other payables and accruals on the balance sheet. Of the total $391,000 liability, the entire balance would affect the effective tax rate if recognized.

The Company recognized tax benefits of $73,000 that were effectively settled in the third quarter. In association with these benefits being recognized, the Company also reduced its liability for interest and penalties accordingly.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a part of income tax expense. During the nine and three month periods ended September 30, 2007, the Company recognized approximately $12,000, and $4,000, respectively, in interest and penalties, net of the federal tax benefit for unrecognized tax benefits. The Company had accrued approximately $606,000 and $770,000 for interest and penalties at September 30, 2007, and January 1, 2007, respectively.

The Company files income tax returns in the U.S. federal jurisdiction. Generally, the Company is no longer subject to U.S. federal, state and local, examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) is currently performing an examination of the Company’s U.S. income tax return for 2004 that is anticipated to be completed by the end of 2007. As of September 30, 2007, the IRS has not proposed any adjustments to the Company’s tax position. It is reasonably possible an increase or reduction in the unrecognized tax benefits may occur once settlement of issues has occurred. However, neither an estimated date for settlement or quantification of an estimated range in the change of unrecognized tax benefits can be made at this time.

4. SEGMENT DISCLOSURES

Since the Company’s annual report for 2006, there have been no changes in reportable segments or the manner in which Midland determines reportable segments or measures segment profit or loss. Summarized segment information for the interim periods for 2007 and 2006 is as follows (000’s):

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$294,649	$44,476	n/a	$295,999	$28,585
Recreational casualty	n/a	71,498	298	n/a	73,487	6,682
Financial institutions	n/a	136,469	17,659	n/a	74,392	9,395
All other insurance	n/a	69,618	23,563	n/a	63,095	17,675
Unallocated insurance	$1,505,302	—	10,457	$1,392,348	—	5,170
Transportation	64,291	46,177	14,753	52,586	38,475	5,907
Corporate and all other	116,140	—	(8,696)	116,451	—	(5,513)
Intersegment Eliminations	(12,237)	—	—	(44,395)	—	—

Total	$1,673,496	$618,411	$102,510	$1,516,990	$545,448	$67,901

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)	Total Assets	Revenues- External Customers	Pre-Tax Income (Loss)
Reportable Segments:
Insurance:
Residential property	n/a	$100,446	$16,949	n/a	$100,909	$15,281
Recreational casualty	n/a	24,245	(2,796)	n/a	24,263	(1,178)
Financial institutions	n/a	49,195	7,789	n/a	30,471	4,212
All other insurance	n/a	23,128	8,061	n/a	23,367	3,126
Unallocated insurance	$1,505,302	—	2,574	$1,392,348	—	1,010
Transportation	64,291	17,014	5,690	52,586	14,235	2,259
Corporate and all other	116,140	—	(5,474)	116,451	—	(1,630)
Intersegment Eliminations	(12,237)	—	—	(44,395)	—	—

Total	$1,673,496	$214,028	$32,793	$1,516,990	$193,245	$23,080

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were insignificant for the nine and three month periods ended September 30, 2007 and 2006.

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

5. STOCK OPTIONS AND AWARD PLANS

The Company expenses stock options and awards in accordance with SFAS 123(R). The compensation cost for the awards has been based on the grant-date fair value of those awards. For the nine and three month periods ended September 30, 2007, the Company recognized $2,352,000 and $649,000, respectively, of expense related to stock options compared to $1,985,000 and $546,000 for the nine and three month periods ended September 30, 2006, respectively.

The Company also has a performance stock award program. Under this program, shares vest after a three-year performance measurement period and will only be awarded if pre-established performance levels have been achieved. The expected fair value of these awards is charged to compensation expense over the performance period. The Company recognized $2,850,000 and $1,486,000 of expense related to performance stock awards for the nine and three month periods ended September 30, 2007 compared to $1,350,000 and $450,000 for the nine and three month periods ended September 30, 2006.

6. DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2007 and 2006, Midland’s investment portfolio included approximately $13.3 million and $25.4 million, respectively, of convertible securities, some of which contain embedded derivatives. The embedded conversion options are valued separately, and the change in the market value on the embedded options is reported in net realized investment gains (losses). For the nine and three month periods ended September 30, 2007, Midland recorded pre-tax realized gains (losses) on these securities of $399,000 and $(521,000), respectively. For the nine and three month periods ended September 30, 2006, Midland recorded pre-tax realized gains (losses) on these securities of $683,000 and $(201,000), respectively.

7. DEFINED BENEFIT PENSION PLANS

Midland has a funded qualified defined benefit pension plan and an unfunded non-qualified defined benefit pension plan. The measurement date for Midland’s defined benefit retirement plans is December 31. The components of net periodic pension cost related to both plans for the nine and three month periods ended September 30, 2007 and 2006 are (000’s):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Service cost	$713	$685	$238	$231
Interest cost	1,460	1,300	487	438
Expected return on assets	(1,344)	(1,247)	(458)	(437)
Amortization of prior service cost	23	23	8	7
Amortization of net loss	369	360	124	122

Net periodic cost	$1,221	$1,121	$399	$361

The Company has no required cash contribution for the 2007 or 2006 plan years. However, the Company contributed $1.5 million to its qualified defined benefit pension plan in July 2007 for the 2006 plan year.

8. RELATED PARTY TRANSACTIONS

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at September 30, 2007 was $8.8 million, $7.6 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.35% as of September 30, 2007, a rate that is considered to be competitive with the market rates offered for similar instruments.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). This FSP amends FASB Interpretation No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation is effective upon initial adoption of FIN 48. As the Company had applied Interpretation 48 in a manner consistent with the provisions of this FSP there was no impact of this new pronouncement on its consolidated financial statements.

10. SUBSEQUENT EVENT

On October 16, 2007 Midland entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Munich-American Holding Corporation, a Delaware corporation (“Parent”), and Monument Corporation, an Ohio corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Midland (“the Merger”) and each common share of Midland (other than shares owned by Midland, Parent and Merger Sub) will be converted into the right to receive $65.00 in cash, without interest. The merger is subject to shareholder approval. The merger is also subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, approval by state insurance regulators and other customary closing conditions. Certain of our shareholders (who hold approximately 30% of our outstanding common shares) have agreed to vote all of their shares in favor of the merger pursuant to a Voting Agreement, subject to the terms and conditions contained therein. We expect the merger to be completed in the first half of 2008, but no assurance can be made in this regard. For further information regarding the proposed merger, we refer you to our current report on Form 8-K dated October 16, 2007 as filed with the Securities and Exchange Commission.

ITEM 2. THE MIDLAND COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report contain forward-looking statements, including statements relating to the expected timing, completion and effects of the proposed merger with certain affiliates of the Munich Re Group (“Munich Re”). Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management’s judgment, beliefs, current trends and market conditions. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. Forward-looking statements made by Midland may be identified by the use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates,” or the negative versions of those words and similar expressions, and by the context in which they are used. There are a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements included in this document. For example, (1) Midland may be unable to obtain shareholder approval required for the transaction; (2) regulatory approvals required for the transaction may not be obtained, or required regulatory approvals may delay the transaction or result in the imposition of conditions that could have a material adverse effect on Midland or Munich Re or cause the parties to abandon the transaction; (3) conditions to the closing of the transaction may not be satisfied; (4) the business of Midland or Munich Re may suffer as a result of uncertainty surrounding the transaction; and (5) Midland or Munich Re may be adversely affected by other economic, business, and/or competitive factors. In addition, pending the closing of the merger, Midland is subject to restrictions on its business activities and certain actions will require Munich Re’s approval. Factors other than the delay or failure to consummate the merger on the terms and conditions currently contemplated by us including, but not limited to, uncertainty that may impair our ability to attract, retain and motivate key personnel until the merger is consummated or could cause our customers, agents, partners and others that deal with us to seek to change existing business relationships. Other factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the company or its subsidiaries, changes in the business tactics or strategies of the company, its subsidiaries or its current or anticipated business partners, the financial condition of the company’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the company or its subsidiaries. These and other factors that could cause Midland’s actual results to differ materially from those expressed or implied are discussed under “Risk Factors” in Midland’s most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our proposed merger, business, financial condition and/or operating results. For a further discussion of these and other risks and uncertainties affecting Midland, see Midland’s website at www.midlandcompany.com. Midland undertakes no obligation to update any forward-looking statements, whether as a result of new information or circumstances, future events (whether anticipated or unanticipated) or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 37% of American Modern’s direct and assumed written premiums relate to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial service institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

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

EXECUTIVE OVERVIEW OF RECENT TRENDS AND OTHER DEVELOPMENTS

Midland Company Enters Into Definitive Merger Agreement with Munich Re

On October 16, 2007 Midland entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Munich-American Holding Corporation, a Delaware corporation (“Parent”), and Monument Corporation, an Ohio corporation and wholly owned subsidiary of Parent (“Merger Sub”) , pursuant to which Merger Sub will be merged with and into Midland (“the Merger”) and each common share of Midland (other than shares owned by Midland, Parent and Merger Sub) will be converted into the right to receive $65.00 in cash, without interest. The merger is subject to shareholder approval. The merger is also subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, approval by state insurance regulators and other customary closing conditions. Certain of our shareholders (who hold approximately 30% of our outstanding common shares) have agreed to vote all of their shares in favor of the merger pursuant to a Voting Agreement, subject to the terms and conditions contained therein. We expect the merger to be completed in the first half of 2008, but no assurance can be made in this regard. For further information regarding the proposed merger, we refer you to our current report on Form 8-K dated October 16, 2007 as filed with the Securities and Exchange Commission.

Diversification – Growth of Non-Manufactured Housing Products

American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including collateral protection, mortgage fire, credit life and excess and surplus lines. Collectively, our non-manufactured housing property and casualty direct and assumed written premiums grew 22.2% and 17.1% in the nine and three month periods ending September 30, 2007 compared to similar periods in 2006. For the first nine months of 2007, non-manufactured housing products represented 61% and 58% of American Modern’s property and casualty direct and assumed written premiums and pre-tax profit, respectively.

Our financial institutions product lines continue to see strong growth, led by our mortgage fire and collateral protection products, which saw increases of $24.9 million and $4.8 million, respectively, in direct and assumed written premium in the third quarter of 2007 compared to the third quarter of 2006. On a year to date basis, our mortgage fire and collateral protection direct and assumed written premiums increased $62.6 million and $22.2 million respectively, compared to the similar period in 2006.

Additionally, we are continuing to build momentum in several of our recreational casualty product lines; motorcycle, recreational vehicle, and collector car achieved strong growth in the nine and three month periods ended September 30, 2007 compared to the similar periods in 2006. In addition, we continue to make significant gains in marketplace brand awareness and are sustaining favorable policyholder retention levels in our product lines.

Exposure Management

American Modern’s catastrophe reinsurance program is a significant aspect of our exposure management. Our 2007 reinsurance structure is similar to the 2006 structure, but includes an additional $50 million layer of protection on top of our previous $150 million cover. In addition, in August we added an additional $50 million layer of protection on top of our $200 million coverage in place for 2007. The cost of our base catastrophe reinsurance program, which includes the purchases of additional cover, will increase approximately $5.5 million on an after-tax basis, or $0.28 per share in 2007. The cost of our catastrophe reinsurance program has increased significantly in 2006 and 2007 due to the volatile weather patterns experienced in 2005. However, we have implemented appropriate rate increases and/or product changes in order to recoup a substantial portion of these increased costs.

RESULTS OF OPERATIONS

The Midland Company reported net income of $23.6 million, or $1.18 per diluted share, for the third quarter of 2007 compared with $17.3 million, or $0.88 per diluted share, for the third quarter of 2006. Revenue for the third quarter of 2007 was $230.0 million compared to $204.8 million in the third quarter of 2006.

On a year to date basis, net income was $72.3 million, or $3.62 per diluted share, compared with $49.6 million, or $2.53 per diluted share, for the first nine months of 2006. Revenue for the first nine months of 2007 was $665.6 million compared to $581.9 million for the first nine months of 2006.

Financial Highlights

(amounts in thousands except per share data)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2007	2006	%	2007	2006	%
Income Statement Data
Insurance Revenue	$619,463	$543,443	14.0%	$212,937	$190,578	11.7%
Transportation Revenue	46,177	38,475	20.0%	17,014	14,235	19.5%

Total Revenue	$665,640	$581,918	14.4%	$229,951	$204,813	12.3%

Net Income	$72,317	$49,585		$23,572	$17,345
Balance Sheet Data
Cash & Invested Assets	$1,087,625	$1,005,520	8.2%
Total Assets	$1,673,496	$1,516,990	10.3%
Total Debt	$98,326	$98,482	(0.2)%
Shareholders’ Equity	$636,609	$545,677	16.7%
Common Shares Outstanding	19,389	19,147
Per Share Data
Net Income (Diluted)	$3.62	$2.53		$1.18	$0.88
Dividends Declared	$0.3000	$0.18375	63.3%	$0.10000	$0.06125	63.3%
Market Value	$54.96	$43.32	26.9%
Book Value	$32.83	$28.50	15.2%
AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$681,152	$597,172	14.1%	$237,537	$212,707	11.7%
Net Written Premium	$590,142	$522,079	13.0%	$207,087	$185,828	11.4%
Combined Ratio Before Catastrophes	90.2%	88.9%		90.5%	92.6%
Catastrophe Effects on Combined Ratio	2.0%	5.8%		1.4%	2.5%
Combined Ratio	92.2%	94.7%		91.9%	95.1%

Overview of Revenues

The following chart provides detail related to the Company’s revenues for the nine and three month periods ended September 30, 2007 and 2006 ($000’s):

Revenues

	Nine-Mos. Ended Sept. 30,		Three-Mos. Ended Sept. 30,
	2007	2006	2007	2006
Insurance:
Residential property	294,649	295,999	100,446	100,909
Recreational casualty	71,498	73,487	24,245	24,263
Financial institutions	136,469	74,392	49,195	30,471
All other insurance	69,618	63,095	23,128	23,367

Total insurance	572,234	506,973	197,014	179,010

Net investment income	35,078	30,978	11,905	10,474
Net realized investment gains	12,151	5,492	4,018	1,094
Transportation	46,177	38,475	17,014	14,235

Total revenues	$665,640	$581,918	$229,951	$204,813

Insurance

Overview of Premium Volume

The following charts show American Modern’s gross written premium, net written premium and net earned premium by business segment for the nine and three month periods ended September 30, 2007 and 2006 (millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our condensed consolidated statements of income. Premiums for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are considered earned and are included in the financial results on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our condensed consolidated balance sheets.

	Nine-Mos. Ended September 30, 2007			Nine-Mos. Ended September 30, 2006
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$356.6	$309.7	$290.1	$348.9	$314.3	$291.4
Recreational Casualty	81.1	79.5	70.1	78.3	77.1	72.1
Financial Institutions	162.9	152.8	136.5	90.1	83.0	74.4
All Other Insurance	125.8	66.2	65.5	113.5	58.0	59.3

Total	$726.4	$608.2	$562.2	$630.8	$532.4	$497.2

	Three Mos. Ended September 30, 2007			Three Mos. Ended September 30, 2006
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$122.7	$107.8	$98.9	$119.4	$106.3	$99.4
Recreational Casualty	25.4	24.6	23.8	24.0	23.6	23.7
Financial Institutions	62.3	58.1	49.2	41.9	40.1	30.5
All Other Insurance	42.4	22.9	21.8	41.7	21.3	22.1

Total	$252.8	$213.4	$193.7	$227.0	$191.3	$175.7

For the third quarter of 2007, American Modern’s gross written premiums increased 11.4% to $252.8 million compared to $227.0 million in last year’s third quarter. This increase was driven by strong growth in our collateral protection and mortgage fire lines.

For the first nine months of 2007, American Modern has continued to experience significant premium growth in non-manufactured housing product lines, including collateral protection and mortgage fire, both of which experienced triple digit growth in the first nine months of 2007 as compared to last year’s first nine months. Manufactured housing gross written premiums increased 3.6% to $268.8 million compared to $259.5 million in the first nine months of 2006.

Residential Property

The following chart is an overview of the results of operations of the Company’s residential property segment (in 000’s).

	Nine-Mos. Ended Sept. 30,			Three-Mos Ended Sept. 30,
	2007	2006		2007	2006
Residential Property
Direct and Assumed Written Premiums	$356,654	$348,926	2.2%	$122,738	$119,432	2.8%
Net Written Premiums	$309,686	$314,236	(1.4)%	$107,744	$106,265	1.4%
Net Earned Premium	$290,057	$291,375	(0.5)%	$98,904	$99,374	(0.5)%
Service Fees	4,592	4,624	(0.7)%	1,542	1,535	0.5%

Total Revenues	$294,649	$295,999	(0.5)%	$100,446	$100,909	(0.5)%
Pre-Tax Income (Loss)	$44,476	$28,585		$16,949	$15,281
Combined Ratio	92.0%	96.5%		90.0%	91.4%

On a year-to-date basis, manufactured housing direct and assumed written premiums increased 3.6% to $268.8 million compared to $259.5 million in the first nine months of 2006. For the three month period ended September 30, 2007, manufactured housing direct and assumed written premiums increased 4.4% to $91.9 million compared to $88.0 million in last year’s third quarter. Site built dwelling premiums increased 6.2% and 5.9% in the first nine and three month periods of 2007, respectively. These increases were offset by a decrease of $13.4 million associated with the termination of the strategic alliance with Homesite Insurance Company at the end of 2006 under which we assumed personal lines homeowners business through a quota share reinsurance contract in the second quarter of 2006.

The increase in pre-tax income for the nine month period ended September 30, 2007 was primarily due to the improved combined ratio of our manufactured housing and site built dwelling products. The combined ratios decreased to 92.0% and 92.2% from 94.7% and 103.9%, respectively, through nine months ended 2006. The decrease in loss ratios is mainly due to the decreased catastrophe losses experienced during the first nine months of 2007 as compared to the similar period in 2006.

Recreational Casualty

The following chart is an overview of the results of operations of the Company’s recreational casualty segment (in 000’s).

	Nine-Mos. Ended Sept. 30,			Three-Mos Ended Sept. 30,
	2007	2006		2007	2006
Recreational Casualty
Direct and Assumed Written Premiums	$81,134	$78,271	3.7%	$25,386	$23,997	5.8%
Net Written Premiums	$79,527	$77,115	3.1%	$24,656	$23,598	4.5%
Net Earned Premium	$70,156	$72,165	(2.8)%	$23,794	$23,824	(0.1)%
Service Fees	1,342	1,322	1.5%	451	439	2.7%

Total Revenues	$71,498	$73,487	(2.7)%	$24,245	$24,263	(0.1)%
Pre-Tax Income (Loss)	$298	$6,682		$(2,796)	$(1,178)
Combined Ratio	107.7%	98.3%		119.6%	112.5%

The increase in direct and assumed written premiums for our recreational casualty insurance products was driven by the motorcycle, collector car, and recreation vehicle products which increased $2.2 million, $3.6 million and $2.4 million, respectively, on a year-to-date basis and $0.6 million, $1.5 million and $0.6 million, respectively, for the third quarter compared to similar periods in 2006. These increases were offset by decreases in our watercraft product, which decreased $5.4 million on a year-to-date basis and $1.4 million for the third quarter compared to similar periods in 2006. The decrease in watercraft was due to continuing underwriting actions to balance coastal exposures.

The pre-tax income decreased for the third quarter and year-to-date due partially to an increase in the motorcycle combined ratios for the nine and three month periods ending September 30, 2007 compared to the same periods in 2006. We have identified certain product classes and other factors contributing to the recent rise in combined ratios and we are currently in the process of developing corrective actions within this product line. In addition, our watercraft product profitability decreased during the nine month period ended September 30, 2007 compared to 2006 due to increased losses experienced related to books of business that are in run-off as we terminated agreements with certain agents as part of our coastal exposure balancing.

Financial Institutions

The following chart is an overview of the results of operations of the Company’s financial institutions insurance segment (in 000’s).

	Nine-Mos. Ended Sept. 30,			Three-Mos. Ended Sept. 30,
	2007	2006		2007	2006
Financial Institutions
Direct and Assumed Written Premiums	$162,908	$90,063	80.9%	$62,331	$41,903	48.8%
Net Written Premiums	$152,816	$82,966	84.2%	$58,103	$40,145	44.7%
Net Earned Premium/Total Revenues	$136,469	$74,392	83.4%	$49,195	$30,471	61.4%
Pre-Tax Income	$17,659	$9,395		$7,789	$4,212
Combined Ratio	91.2%	92.0%		88.2%	90.5%

The increase in direct and assumed written premiums for our financial institutions insurance products was primarily driven by the mortgage fire and collateral protection products which increased $62.6 million and $22.2 million, respectively, on a year-to-date basis and $24.9 million and $4.8 million, respectively, for the third quarter of 2007 compared to the similar period in 2006. This growth was mainly due to continuing increased premium volume from several significant business relationships that were initiated during the third quarter of 2006. Profitability increased for the nine and three month periods ended September 30, 2007 due primarily to the increased premium volume.

All Other Insurance

The following chart is an overview of the results of operations of the Company’s all other insurance segment (in 000’s).

	Nine-Mos. Ended Sept. 30,			Three-Mos. Ended Sept. 30,
	2007	2006		2007	2006
All Other Insurance
Direct and Assumed Written Premiums	$125,761	$113,588	10.7%	$42,364	$41,752	1.5%
Net Written Premiums	$66,228	$58,061	14.1%	$22,900	$21,269	7.7%
Net Earned Premium	$65,559	$59,299	10.6%	$21,821	$22,060	(1.1)%
Agency Revenues	4,057	3,791	7.0%	1,305	1,305	0.0%
Service Fees	—	5	(100.0)%	—	2	(100.0)%

Total Revenues	$69,618	$63,095	10.3%	$23,128	$23,367	(1.0)%
Pre-Tax Income	$23,563	$17,675		$8,061	$3,126

American Modern’s excess and surplus lines and credit life products were the primary drivers of the increase in gross written premiums for the first nine months of 2007. Excess and surplus and credit life direct and assumed written premiums increased $3.6 and $11.3 million, respectively. The increases in credit life direct and assumed written premiums are mainly due to the acquisition of Southern Pioneer Life Insurance Company in July 2006.

Profitability increased for the nine and three month periods of 2007 compared to 2006 due partially to improved results in our credit life products, as well as a larger premium base on a year to date basis. In addition, profitability increased for the third quarter due to an overall improvement in our park and dealer business and increased profitability from our Ameritrac loan tracking system.

Midland Consolidated

Investment Income and Realized Capital Gains

Third quarter net investment income increased to $11.9 million in 2007 from $10.5 million in 2006. On a year-to-date basis, net investment income increased to $35.1 million in 2007 compared to $31.0 million in the prior year. This increase is due primarily to a larger base of invested assets and the increase in the annualized pre-tax equivalent investment yield. The annualized pre-tax equivalent investment yield, on a cost basis, of Midland’s fixed income portfolio was 6.0% for the first nine months of 2007 compared to 5.8% for the first nine months of 2006.

Realized investment gains and losses are comprised of three items; capital gains and losses from the sale of securities, derivative features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	Nine Months Ended Sept. 30, 2007			Nine Months Ended Sept. 30, 2006
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains, net	$11,752	$8,101	$0.41	$4,809	$3,126	$0.16
Derivatives	399	259	0.01	683	444	0.02

Total Realized Investment Gains	$12,151	$8,360	$0.42	$5,492	$3,570	$0.18

	Three Months Ended Sept. 30, 2007			Three Months Ended Sept. 30, 2006
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains, net	$4,539	$3,289	$0.16	$1,295	$842	$0.04
Derivatives	(521)	(339)	(0.01)	(201)	(131)	(0.01)

Total Realized Investment Gains	$4,018	$2,950	$0.15	$1,094	$711	$0.03

The Company experienced no other-than-temporary impairments during the nine or three month periods ended September 30, 2007 or 2006.

Embedded derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held in American Modern’s convertible security portfolio. The Company’s investment portfolio does not currently include any other types of derivative investments.

Commissions and other policy acquisition costs

Commissions and other policy acquisition costs increased $28.4 million and $5.7 million for the nine and three month periods ended September 30, 2007 as compared to the same periods in 2006. These increases were due partially to the increase in earned premium in 2007 compared to 2006. However, commissions also increased as a percentage of premiums earned. The increase in our commission rate was due primarily to the significant growth in our Financial Institutions operating segment which typically has a higher commission rate than our other products.

M/G Transport

M/G Transport, Midland’s transportation subsidiary, reported revenues for the third quarter of 2007 of $17.0 million compared to $14.2 million in the prior year’s third quarter. Pre-tax income was $5.7 million for the third quarter of 2007 compared to $2.3 million in the third quarter of 2006. On a year-to-date basis, M/G Transport reported revenues of $46.2 million in 2007 compared to $38.5 million in 2006. Pre-tax income was $14.8 million for the first nine months of 2007 compared to $5.9 million for the first nine months of 2006. The increases in transportation revenues and pre-tax income are primarily due to an improved freight rate environment. We expect the improved rate environment to continue at least through the remainder of 2007.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Aggregate Contractual Obligations

We have certain obligations and commitments to make future payments under contracts. As of September 30, 2007, the aggregate obligations on a consolidated basis were as follows (amounts in $000’s):

		Payments Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Long-term debt and interest	$103,541	$25,076	$78,465	$—
Other notes payable	8,805	8,805	—	—
Annual commitments under non-cancelable leases	31,086	2,587	10,053	18,446
Purchase obligations	11,220	8,926	2,294	—
Insurance policy loss reserves	227,277	125,912	87,047	14,318

Total	$381,929	$171,306	$177,859	$32,764

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

The interest rates related to portions of the long-term debt in the above table are variable in nature and the interest payments included in the table have been calculated using the rates in effect at September 30, 2007.

The insurance policy loss reserve payment projections in the above table are based on actuarial assumptions. The actual payments will vary, in both amount and time periods, from the estimated amounts represented in this table. See further discussion regarding insurance policy loss reserves under the Critical Accounting Policies section in our 2006 Form 10-K.

Also included in the above table are four fifteen-year operating lease arrangements related to the lease of 80 barges used in the transportation operations. The barges can be purchased near the end of the fifteen-year terms at predetermined prices or, at the end of each lease period, the Company can either return the barges or purchase the equipment at fair market value. As of September 30, 2007 future lease payments required under these operating lease arrangements are (000’s): within 1 year – $2,444; 1 through 3 years – $4,978; 3 through 5 years – $5,069; after 5 years – $18,446. M/G Transport’s operating cash flow is currently sufficient to pay the financial obligations under this agreement. Also included under purchase obligations in the above table is $7.4 million related to a contract to acquire an additional 16 jumbo open barges in the fourth quarter of 2007.

Off Balance Sheet Arrangements

We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements. Similarly, the Company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during the first nine months of 2007 and a total of 1,086,000 shares remain authorized to repurchase under terms of this authority.

The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans. The Company may periodically repurchase stock awarded to associates in connection with stock incentive programs. Such repurchase transactions essentially accommodate associates funding of the exercise price and any tax liabilities arising from the exercise or receipt of equity based incentive awards. During the nine and three month periods ended September 30, 2007, the Company repurchased approximately $1.8 million and $0.1 million, respectively, of treasury shares in connection with associate stock incentive programs.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of September 30, 2007, Midland had $8.8 million of commercial paper debt outstanding, $7.6 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 5.35% as of September 30, 2007, a rate that management considers to be competitive with the market rates offered for similar instruments. As of September 30, 2007, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, none of which was outstanding at September 30, 2007. These short-term borrowings decreased $9.1 million since December 31, 2006. Proceeds derived from the sale or maturity of marketable securities were used to reduce these short-term borrowings. These lines of credit contain minimally restrictive covenants and are typically drawn and repaid over periods ranging from two weeks to three months.

The Company also has a mortgage obligation related to the financing of our corporate headquarters building. As of September 30, 2007, the outstanding balance of this mortgage was $13.9 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly interest payments are required until maturity in December 2007. The effective interest rate on this obligation is based on LIBOR plus 1% and was 6.53% at September 30, 2007.

In 2004, Midland, through wholly owned trusts, issued $24.0 million of junior subordinated debt securities ($12.0 million on April 29 and $12.0 million on May 26). These transactions were part of the Company’s participation in pooled trust preferred offerings. The proceeds from these transactions were used to increase the capital of the insurance subsidiaries to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable after five years. The interest related to the debt is variable in nature and was 9.03% at September 30, 2007. The debt contains certain provisions which are typical and customary for this type of security.

Investment in Marketable Securities

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased $44.4 million to $1,075.7 million at September 30, 2007 from $1,031.3 million at December 31, 2006. This increase was due primarily to purchases of additional equity and fixed income securities offset by a $18.8 million decrease in unrealized appreciation in the market value of securities held. The decrease in the unrealized appreciation was due to a $6.6 million decrease in unrealized appreciation related to the fixed income portfolio and a $12.2 million decrease in the unrealized appreciation related to the equity portfolio. Midland’s largest equity holding, 2.4 million shares of U.S. Bancorp, decreased to $78.7 million in market value as of September 30, 2007 from $88.8 million as of December 31, 2006.

Securities with unrealized gains and losses by category (equity and fixed income) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of September 30, 2007

	Unrealized Gain (Loss)	Fair Value	# of Positions
Fixed Income Securities
Total held in a gain position	$8,740	$479,890	802
Held in a loss position for less than 3 months	(210)	20,494	35
Held in a loss position for more than 3 months and less than 9 months	(2,361)	160,043	174
Held in a loss position for more than 9 months and less than 18 months	(761)	38,881	56
Held in a loss position for more than 18 months	(3,331)	114,715	165

Fixed income total	$2,077	$814,023	1,232

	Unrealized Gain (Loss)	Fair Value	# of Positions
Equity Securities
Total held in a gain position	$103,377	$206,405	152
Held in a loss position for less than 3 months	(2,429)	35,951	37
Held in a loss position for more than 3 months and less than 9 months	(1,048)	5,883	13
Held in a loss position for more than 9 months and less than 18 months	(5)	1	2
Held in a loss position for more than 18 months	(87)	2,270	3

Equity total	$99,808	$250,510	207

Total per above	$101,885	$1,064,533	1,439

Accrued interest and dividends	—	11,173

Total per balance sheet	$101,885	$1,075,706

Based on the above valuations and the application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section in our 2006 form 10-K, we believe the declines in fair value are temporary at September 30, 2007. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairments in future periods.

The average duration of Midland’s fixed income security investment portfolio as of September 30, 2007 was 4.8 years which management believes provides adequate asset/liability matching. The duration decreased to 4.8 years from 5.0 years as of September 30, 2006 as Midland decreased its investment in longer term municipal bonds.

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

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $10.7 million for the first nine months of 2007 and a total of $51.0 million from inception in 2000. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures in the range of $30 million to $35 million over the next four years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter its distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK ®’s software development costs was $38.0 million at September 30, 2007.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of September 30, 2007, there was $36.0 million outstanding under these facilities.

At September 30, 2007, Midland’s accounts receivable increased 12.2% to $166.3 million compared to $148.2 million at December 31, 2006. The increase is due primarily to an increase in gross written premiums experienced in the third quarter of 2007 as compared to the fourth quarter of 2006. Accounts receivable are primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 63% of American Modern’s accounts receivables relate to premium due directly from policyholders as of September 30, 2007. In the case of receivables due from agents, American Modern has granted payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures.

Reinsurance recoverables and prepaid reinsurance premiums at September 30, 2007 and December 31, 2006 consisted of the following amounts (amounts in 000’s):

	September 30, 2007	December 31, 2006
Prepaid reinsurance premiums	67,082	67,063
Reinsurance recoverable – unpaid losses	54,485	54,550
Reinsurance recoverable – paid losses	8,026	6,893

Total	$129,593	$128,506

Property, plant and equipment increased $22.5 million to $141.4 at September 30, 2007 from $118.9 million at December 31, 2006 due primarily to the costs incurred to date related to the expansion of the Company’s headquarters, and continuing investment in modernLINK®. The expansion, which was completed in September 2007, added 205,000 square feet of new office space and expanded an existing training center by 20,000 square feet. The new facility has been financed through short term debt borrowings and operating cash flows during the construction phase. The Company is currently considering various financing options for the building now that construction is completed.

Unearned insurance premiums increased to $491.6 million at September 30, 2007 compared to $445.3 million at December 31, 2006. In addition, Deferred Policy Acquisition costs increased to $113.1 million at September 30, 2007 compared to $99.3 million at December 31, 2006. These increases are due primarily to the increase in direct and assumed written premiums experienced during the first nine months of 2007. See the Results of Operations section for further discussion surrounding the reasons for our growth in direct and assumed written premiums.

Insurance loss reserves at September 30, 2007 remained relatively consistent compared to December 31, 2006. The following table provides additional detail surrounding the Company’s insurance policy loss reserves at September 30, 2007 and December 31, 2006 (amounts in 000’s):

	September 30, 2007	December 31, 2006
Gross case base loss reserves:
Residential property	$44,822	$43,736
Recreational casualty	29,600	23,160
Financial institutions	11,147	11,004
All other insurance	71,070	71,896
Gross loss reserves incurred but not reported	49,857	51,107
Outstanding checks and drafts	20,781	20,736

Total insurance loss reserves	$227,277	$221,639

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

Transportation

M/G Transport generates its cash inflows primarily from affreightment revenue. Its primary outflows of cash relate to the payment of barge charter costs, debt service obligations, operating expenses, income taxes, dividends to Midland and the acquisition of capital equipment. As of September 30, 2007, the transportation subsidiaries had $15.7 million of collateralized equipment obligations outstanding. Similar to the insurance operations, cash flow from the transportation subsidiaries is expected to remain sufficiently positive to meet future operating requirements.

OTHER MATTERS

Comprehensive Income

The only difference between the Company’s net income and comprehensive income is the net after-tax change in unrealized gains on marketable securities. For the nine and three month periods ended September 30, 2007 and 2006, such changes increased or (decreased), net of related income tax effects, by the following (amounts in $000’s):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2007	2006	2007	2006
Changes in net unrealized capital gains:
Equity securities	$(7,948)	$8,332	$(5,778)	$6,471
Fixed income securities	(4,294)	(380)	4,665	10,416

Total	$(12,242)	$7,952	$(1,113)	$16,887

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period.

Critical Accounting Policies

The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 including the financial statements and notes thereto. Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. In conjunction with those discussions, in the Management’s Discussion and Analysis section of the 2006 Annual Report on Form 10-K, management reviewed the Company’s critical accounting policies and the related judgments and estimates used in the preparation of the consolidated financial statements.

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

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.8 year duration of the Company’s fixed income portfolio as of September 30, 2007, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $823.9 million fixed income portfolio by 4.8%, or $39.5 million.

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of September 30, 2007, the Company had $251.8 million in equity holdings, including $78.7 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $7.9 million. As of September 30, 2007, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 0.95. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 9.5%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Midland Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Midland Company and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2007 and 2006, and of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Midland Company and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and of cash flows for the year then ended (not presented herein); and in our report dated March 7, 2007, we expressed an unqualified opinion on those consolidated financial statements (such report contains an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R), effective December 31, 2006 and SFAS No. 123 (revised 2004), Share Based Payment, effective January 1, 2005). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Cincinnati, Ohio

November 2, 2007

PART II. OTHER INFORMATION

THE MIDLAND COMPANY AND SUBSIDIARIES

SEPTEMBER 30, 2007

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None

b)	None

c)	During the nine and three month periods ended September 30, 2007, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, during the nine and three month periods ended September 30, 2007, the Company acquired 24,586 shares and 0 shares, respectively, in private transactions from employees in connection with its stock incentive plans. These transactions essentially accommodate employees’ funding requirements of the exercise price and tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 16,348 shares and 3,307 shares from the Plan during the nine and three month periods ended September 30, 2007, respectively.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated October 16, 2007, among Company, Parent and Merger Sub (Incorporated by reference to the Form 8-K filed on October 16, 2007)

Exhibit 10.1	Letter Agreement dated as of October 16, 2007 between the Company and John I. Von Lehman (Incorporated by reference to the Form 8-K filed on October 16, 2007)

Exhibit 10.2	Letter Agreement dated as of October 16, 2007 between the company and Paul T. Brizzolara (Incorporated by reference to the Form 8-K filed on October 16, 2007)

Exhibit 15	Letter re: Unaudited Interim Financial Information

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDLAND COMPANY

Date November 9, 2007	/s/ W. Todd Gray
W. Todd Gray, Executive Vice President and Chief Financial Officer