Form 10-K
period 2007-12-31
MIDLAND CO
filed 2008-03-12
CIK 66025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by nonaffiliates, which excludes shares held by executive officers and directors, of the registrant at June 30, 2007 was $499,977,467 based on a closing price of $46.94 per share.

As of March 5, 2008, 19,470,622 shares of no par value common stock were issued and outstanding.

THE MIDLAND COMPANY

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

FORWARD-LOOKING STATEMENTS

Certain statements in this report contain forward-looking statements, including statements relating to the expected timing, completion and effects of the proposed merger with certain affiliates of the Munich Re Group (“Munich Re”). Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management’s judgment, beliefs, current trends and market conditions. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. Forward-looking statements made by Midland may be identified by the use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates,” or the negative versions of those words and similar expressions, and by the context in which they are used. There are a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements included in this document. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the company or its subsidiaries, changes in the business tactics or strategies of the company, its subsidiaries or its current or anticipated business partners, the financial condition of the company’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the company or its subsidiaries. These and other factors that could cause Midland’s actual results to differ materially from those expressed or implied are discussed under “Risk Factors” in this annual report on Form 10-K and other filings with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our proposed merger, business, financial condition and/or operating results. For a further discussion of these and other risks and uncertainties affecting Midland, see Midland’s website at www.midlandcompany.com. Midland undertakes no obligation to update any forward-looking statements, whether as a result of new information or circumstances, future events (whether anticipated or unanticipated) or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1.	Business.

The Midland Company (“Midland” or the “Company”) hereby incorporates by reference Item 7 of this Form 10-K. The Midland Company was incorporated in Ohio in 1968 with its original predecessor company dating back to 1938. The approximate number of persons employed by Midland was 1,269 at December 31, 2007. The Midland Company is a highly focused provider of specialty insurance products and services through its American Modern Insurance Group, Inc. (“AMIG” or “American Modern”) subsidiary, which contributes approximately 95 percent of the Company’s revenues. The Company also maintains an investment in a niche river transportation business, M/G Transport Services Inc.

On October 16, 2007 Midland entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Munich-American Holding Corporation, a Delaware corporation (“Parent” or “Munich-American”), and Monument Corporation, an Ohio corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Midland (“the Merger”) and each common share of Midland (other than shares owned by Midland, Parent and Merger Sub) will be converted into the right to receive $65.00 in cash, without interest. The merger is subject to shareholder approval. The merger is also subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”), approval by state insurance regulators and other customary closing conditions. Certain of our shareholders (who hold approximately 30% of our outstanding common shares) have agreed to vote all of their shares in favor of the merger pursuant to a Voting Agreement, subject to the terms and conditions contained therein. We expect the merger to be completed in the first half of 2008, but no assurance can be made in this regard. For further information regarding the proposed merger, please see the section below captioned “Proposed Merger.”

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

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 36% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial service institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

Our specialty insurance operations are conducted through our wholly-owned American Modern subsidiary which controls eight property and casualty insurance companies, seven credit life insurance companies, three licensed insurance agencies and three service companies. American Modern is licensed, through its subsidiaries, to write insurance premiums in all 50 states and the District of Columbia.

American Modern generates its insurance premiums through multiple distribution channels. For the year ended December 31, 2007, 36 percent of American Modern’s business was written through its agency channels (both independent agents and general agents), 18 percent through point of sale, 32 percent through financial institutions, 10 percent through lenders and 4 percent from other sources.

M/G Transport Services, Inc. and MGT Services, Inc. (collectively M/G Transport) operates a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other dry cargoes primarily on the lower Mississippi River and its tributaries and manages river transportation equipment owned by others on a fee based arrangement. On February 15, 2008, Midland entered into a Stock Purchase Agreement with M/G Transport Holdings LLC, a Delaware limited liability company and affiliate of Brooklyn NY Holdings LLC (the “Buyer”) pursuant to which Midland agreed to sell its transport business. Pursuant to this agreement, the transport business would be sold to the Buyer for an aggregate purchase price of approximately $112.8 million, subject to a working capital adjustment. The sale of this transport business is conditional upon the consummation of the merger and clearance of the sale of the transport business under the HSR Act, as well as other customary closing conditions. Transportation assets and liabilities are classified as held for sale and the operations of M/G Transport are classified as discontinued operations for all periods presented.

Listed below is financial information required to be reported for each industry segment. Certain amounts are allocated and certain amounts are not allocated (e.g., assets and investment gains) to each segment for management review. Operating segment information based upon how it is reviewed by the chief operating decision maker is as follows for the years ended December 31, 2007, 2006 and 2005 (amounts in 000’s):

	Insurance Group
Continuing Operations	Residential Property	Recreational Casualty	Financial Institutions	All Other Insurance	Unallocated Insurance Amounts	Corporate and All Other	Intersegment Elimination	Total
2007
Revenues—External customers	$394,830	$95,593	$188,861	$94,005		$2		$773,291
Net investment income	22,441	5,657	7,929	8,962	$325	3,562	$(1,451)	47,425
Net realized investment gains					12,173	1,556		13,729
Interest expense					988	4,706	(1,610)	4,084
Depreciation and amortization	3,464	1,265	491	1,145		1,579		7,944
Income before taxes , continuing operations	54,998	2,073	26,313	26,340	11,729	(20,242)		101,211
Income tax expense					35,793	(6,975)		28,818
Acquisition of fixed assets					17,957	13,643		31,600
Identifiable assets, continuing operations					1,509,391	161,658	(19,872)	1,651,177
2006
Revenues—External customers	$398,886	$97,271	$103,831	$88,681		$124		$688,793
Net investment income	21,376	5,614	5,106	8,310	$342	2,899	$(1,424)	42,223
Net realized investment gains					8,445			8,445
Interest expense					1,130	5,055	(1,640)	4,545
Depreciation and amortization	3,419	1,357	378	960		1,319		7,433
Income before taxes , continuing operations	42,554	10,186	12,507	26,751	7,715	(9,701)		90,012
Income tax expense					28,684	(4,259)		24,425
Acquisition of fixed assets					16,802	16,656		33,458
Identifiable assets, continuing operations					1,419,716	127,657	(13,355)	1,534,018
2005
Revenues—External customers	$384,053	$105,607	$78,424	$76,414		$(34)		$644,464
Net investment income	20,682	6,000	4,194	7,627	$216	2,544	$(744)	40,519
Net realized investment gains					6,262			6,262
Interest expense					1,737	4,375	(827)	5,285
Depreciation and amortization	3,903	1,501	419	939		1,286		8,048
Income before taxes , continuing operations	45,755	12,693	9,471	19,903	5,877	(5,684)		88,015
Income tax expense					28,159	(2,304)		25,855
Acquisition of fixed assets					18,085	12,174		30,259
Identifiable assets, continuing operations					1,295,938	113,767	(21,084))	1,388,621

Transportation – Discontinued Operations

	2007	2006	2005
Revenues—External customers	$64,749	$49.807	$42,185
Interest expense	847	945	761
Depreciation and amortization	1,963	1,979	2,473
Income before taxes	21,209	7,842	4,886
Income tax expense	7,442	2,734	1,720
Acquisition of fixed assets	11,371	17,374	2,176
Identifiable assets	50,807	35,510	39,492

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were not significant for 2007, 2006 or 2005.

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

No single customer contributed in excess of 10% of consolidated revenues in 2007, 2006 or 2005.

Property and Casualty Loss Reserves

Our loss reserves are comprised of two main components, case base loss reserves and incurred-but-not-reported loss reserves. Loss reserves include both loss and loss adjustment expense and are reported net of salvage and subrogation.

Case base loss reserves are estimated liabilities set for specifically identified outstanding losses incurred to date to be paid in the future. Case base loss reserves are based on the specific facts and circumstances of reported claims, but still require a significant amount of judgment. Case base reserves are established after notice of loss is received. The initial amount of the case base reserve is based on the policy coverages and limits, loss description, exposure information (i.e., insured product and insured value), cause of loss and historical loss cost information. The claim reserves are subsequently adjusted by claims personnel as more information becomes available in the claim adjustment process, through such procedures as a physical inspection of the loss. In many of our property lines of business, our adjusters utilize specialized claim estimatic software to assist in the claim estimation process. The claim estimatic software utilizes historical information and considers factors such as the region to assist in the estimated value of items such as materials, labor and depreciation, as applicable. Case base loss reserves are subsequently revised based on additional information until the claim is ultimately paid. The case base claims from our property lines of business tend to be reported and settled rather quickly. We estimate that property claims are reported to us, on average, approximately 30 days after the loss incurred date and approximately 90 percent are settled within 30 days from when they are reported to us. Losses for our liability lines of business are generally reported to us much longer after the loss incurred date as compared to our property lines of business. The majority of our liability claims are settled within 90 days of being reported to us. However, it is not unusual to have liability claims that are not reported to us for as much as several years after the actual loss has occurred and for these claims to take an extended period of time to actually settle. This is particularly true in our exited commercial park and dealer liability business and to a lesser extent, in our excess and surplus lines. We estimate that approximately 55 percent of our case base loss reserves relate to property coverages and 45 percent relate to liability coverages. The Company’s philosophy is to adequately reserve our case base claims in a consistent manner.

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

Each year, the credentialed consulting actuary computes an acceptable range for property and casualty reserves, which affirms management’s recorded balance if the recorded amount is within the range. At December 31, 2007, our estimate of property and casualty net loss reserves totaled $149.2 million, which was affirmed by the company’s consulting actuary range of $138.6 million to $155.0 million. However, in light of the significant assumptions and judgments used to estimate loss reserves, there can be no assurance that the actual losses ultimately experienced will fall within the consulting actuary’s range. The range is based on a “reasonable best case” and “reasonable worst case” with varying development patterns across our lines of business.

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

Changes in Loss and LAE Reserves

Midland’s table outlining changes in loss and LAE expenses is set forth in footnote 11 in Item 8 of this Form 10-K and is hereby incorporated by reference herein. This table is further discussed in Management’s Discussion and Analysis (Item 7) on page 38 of this Form 10-K and is incorporated by reference herein.

Analysis of Loss and LAE Reserve Development

The table on the next page presents the development of Midland’s property and casualty insurance subsidiaries estimated liability for the ten years prior to 2007. The top line of the table illustrates the estimated liability for unpaid losses and LAE recorded at the balance sheet date at the end of each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

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

The table shows the cumulative redundancy or deficiency developed with respect to the previously recorded liability for all years as of the end of 2006. For example, the 2001 reserve of $102,858,000 has been re-estimated as of year-end 2007 to be $98,542,000, indicating a redundancy of $4,316,000.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2007, the Company had paid $94,925,000 of the currently estimated $98,542,000 of losses and LAE that had been incurred as of the end of 2001; thus an estimated $3,617,000 of losses incurred as of the end of 2001 remain unpaid as of the current financial statement date.

In using this information, it should be noted that this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Each amount in each column includes amounts applicable to the year over the column and all prior years. For example, the amounts included in the 2001 column include amounts related to 2001 and all prior years.

With the benefit of hindsight, including one year of actual development patterns observed during 2007, our 2006 loss reserves were subsequently re-estimated to be $130.5 million. This produced a net cumulative redundancy, after one year of development, of $8.4 million, or 6% of the original reserve, due primarily to favorable loss reserve development related to our personal liability lines and motorcycle products.

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

Analysis of Loss and Loss Adjustment Expense Development

(Amounts in 000s)

December 31	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Reserve for Unpaid Losses, net of reinsurance	$81,901	$88,267	$89,325	$95,022	$102,858	$115,584	$149,478	$166,302	$148,066	$138,985	$149,155
Net Reserve Re-estimated as of:
One Year Later	$79,781	$78,089	$82,373	$90,843	$94,487	$127,615	$131,927	$129,927	$138,056	$130,543
Two Years Later	77,148	77,774	80,928	90,613	101,466	124,498	119,265	127,194	136,288
Three Years Later	76,110	76,477	80,620	91,885	100,727	119,638	116,602	120,140
Four Years Later	76,620	76,833	81,569	91,428	100,320	117,938	112,086
Five Years Later	76,359	76,276	82,136	92,423	99,650	115,804
Six Years Later	76,592	77,082	84,261	94,327	98,542
Seven Years Later	77,192	77,753	86,271	94,030
Eight Years Later	77,555	78,018	86,346
Nine Years Later	77,494	78,158
Ten Years Later	77,653
Net Cumulative Redundancy/(Deficiency)	$4,248	$10,109	$2,979	$992	$4,316	$(220)	37,392	$46,162	$11,778	$8,442	$—
Cumulative Amount of Reserve Paid, Net of Reinsurance Through:
One Year Later	$42,795	$40,785	$43,532	$52,634	$54,160	$70,986	$68,120	$73,961	$76,453	$62,204
Two Years Later	57,677	55,959	57,381	66,936	70,997	90,449	87,189	97,545	91,828
Three Years Later	65,610	63,511	65,654	75,447	81,958	100,899	98,717	106,536
Four Years Later	69,376	67,707	71,261	82,226	88,042	108,043	103,863
Five Years Later	71,621	70,683	76,398	86,406	93,331	110,985
Six Years Later	73,237	72,982	79,718	90,175	94,925
Seven Years Later	74,346	74,042	83,022	91,273
Eight Years Later	74,793	75,348	84,029
Nine Years Later	75,574	76,125
Ten Years Later	75,962
Net Reserve - December 31	$81,901	$88,267	$89,325	$95,022	$102,858	$115,584	$149,478	$166,302	$148,066	$138,985	$149,155
Reinsurance Recoverables	26,433	20,430	24,114	16,720	19,309	16,119	20,453	31,364	53,844	42,802	43,054

Gross Reserve-December 31	$108,334	$108,697	$113,439	$111,742	$122,167	$131,703	$169,931	$197,666	$201,910	$181,787	$192,209

Net Re-estimated Reserve	$77,653	$78,158	$86,346	$94,030	$98,542	$115,804	$112,086	$120,140	$136,288	$130,543
Re-estimated Reinsurance	25,062	18,091	23,310	16,545	18,494	16,150	15,337	22,658	49,561	40,202

Gross Re-estimated Reserve	$102,715	$96,249	$109,656	$110,575	$117,036	$131,954	$127,423	$142,798	$185,849	$170,745

Gross Cumulative Redundancy/(Deficiency)	$5,619	$12,448	$3,783	$1,167	$5,131	$(251)	$42,508	$54,868	$16,061	$11,042

Seasonality

Incurred losses, and thus the results of operations, for Midland are dependent in some respect on seasonal weather patterns. For example, seasonal type insurance products such as the motorcycle and watercraft products increase the seasonality of our product mix as non-catastrophe losses from these products are expected to be higher in the second and third quarters of the year when usage of these products tends to be highest. Residential property catastrophe losses also tend to be greater in the second and third quarters when severe weather conditions are likely to occur. Gross written premium from the motorcycle, watercraft and manufactured housing products amounted to $405.9 million in 2007 which represents 44.8% of the total property and casualty gross written premium for the year.

Reinsurance

American Modern participates in several reinsurance contracts with various reinsurers. The Company’s primary reasons for entering reinsurance contracts are to reduce its exposure on particular risks and classes of risks as well as to protect against large accumulated losses resulting from catastrophes. In order to limit its exposure to certain levels of risks, the Company cedes varying portions of its written premiums to other insurance companies. As such, the Company limits its loss exposure to that portion of the insurable risk it retains. In addition, the Company pays a percentage of earned premiums to reinsurers in return for coverage against catastrophic losses. Additional reasons for entering reinsurance agreements include the following:

1.	To reduce total statutory liabilities to a level appropriate for American Modern’s capital and surplus.

2.	To provide financial capacity to accept risks and policies involving amounts larger than could otherwise be accepted.

3.	To facilitate relationships with business partners who want to participate in the insurance risk through reinsurance companies.

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

Due to the nature of our non-catastrophe related reinsurance programs, the results of operations related to these programs did not significantly fluctuate during the three year period ended December 31, 2007.

However, our operating results were impacted to varying degrees by our catastrophe reinsurance program over the past three years. Catastrophe reinsurance costs, including reinstatements, totaled $34.9 million, $25.8 million and $31.9 million during 2007, 2006 and 2005, respectively. The Company’s gross catastrophe losses for 2007, 2006 and 2005 were $31.3 million, $41.9 million and $232.1 million, respectively, of which $8.5 million, $7.4 million and $179.4 million, respectively, were recovered through our catastrophe reinsurers.

Our 2007 catastrophe reinsurance program is similar to the 2006 structure, but includes an additional $50 million layer of protection on top of our previous $150 million cover. In addition, in August 2007 we added an additional $50 million layer of protection on top of our $200 million coverage in place for 2007. The cost of our base catastrophe reinsurance program, which includes the purchase of the additional cover, adversely impacted our 2007 earnings by $0.29 per share (diluted).

While the hurricane activity over the past couple of years has significantly increased the cost of obtaining reinsurance, our strong relationships with our reinsurers have allowed us to provide exposure management that is consistent with our overall risk management strategy. In addition, our strong relationships with our reinsurers and our disciplined overall exposure management philosophy, combined with the financial strength of these reinsurers (as of December 31, 2007, approximately 98% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A-” or better), allow us to be confident that we will be able to effectively manage our exposures in the future.

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

Proposed Merger

In connection with the proposed merger, Midland has filed a definitive proxy statement on Schedule 14A with the Securities and Exchange Commission, or SEC, on February 25, 2008 and Midland has filed and intends to file other relevant materials with the SEC. Shareholders of Midland are urged to read all relevant documents filed with the SEC when they become available, including Midland’s proxy statement, because they contain important information about the proposed transaction, Midland and Munich-American. A definitive proxy statement has been sent to holders of Midland stock on or about February 25, 2008 seeking their approval of the proposed transaction. This communication is not a solicitation of a proxy from any security holder of Midland. Any descriptions of the Merger Agreement in this Form 10-K are qualified in their entirety to the Merger Agreement contained in the proxy materials.

Investors and security holders are able to obtain the documents free of charge at the SEC’s web site, www.sec.gov. In addition, Midland shareholders may obtain free copies of the documents filed with the SEC by contacting Midland’s Chief Financial Officer, Todd Gray, at 513-943-7100.

You may also read and copy any reports, statements and other information filed by Midland with the SEC at the SEC public reference room at 100 F Street, N.E. Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or visit the SEC’s website for further information on its public reference room.

Munich-American and its directors and executive officers, and Midland and its directors and executive officers, may be deemed to be participants in the solicitation of proxies from the holders of Midland common stock in respect of the proposed transaction. Information about the directors and executive officers of Midland is set forth in Midland’s proxy statements which were filed with the SEC on March 23, 2007 and February 25, 2008. Investors may obtain additional information regarding the interest of Munich-American and its directors and executive officers, and Midland and its directors and executive officers in the proposed transaction by reading the proxy statement regarding the acquisition.

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

Hurricanes and earthquakes may produce significant damage in large areas, especially those that are heavily populated. In 2007, approximately 50% of American Modern’s gross property and casualty written premium was derived from the southeastern United States, Oklahoma and Texas. Because of these concentrations of business, American Modern may be more exposed to hurricanes, tornadoes, floods and other weather-related losses than some of its competitors. A single large catastrophe loss, a number of small or large catastrophe losses in a short amount of time or losses from a series of storms or other events that do not constitute a catastrophic event under American Modern’s reinsurance treaties, could have a material adverse effect on our financial condition or results and could result in substantial outflows of cash as losses are paid. American Modern’s ability to write new business could also be affected should such an event result in a material reduction in our statutory surplus. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.

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

Our investment portfolio could lose value

Market Volatility and Changes in Interest Rates

Midland’s investment portfolio, most of which is held by subsidiaries of Midland, primarily consists of fixed income securities (such as corporate debt securities and U.S. government securities) and publicly traded equity securities. As of December 31, 2007, approximately 78% of Midland’s investment portfolio was invested in fixed income securities and approximately 22% was invested in equity securities. The fair value of securities in Midland’s investment portfolio may fluctuate depending on general economic and market conditions or events related to a particular issuer of securities. In addition, Midland’s fixed income investments are subject to risks of loss upon default and price volatility in reaction to changes in interest rates. Changes in the fair value of securities in Midland’s investment portfolio are reflected in our financial statements and, therefore, could affect our financial condition or results. Furthermore, a decrease in the value of American Modern’s equity securities would also cause a decrease in American Modern’s statutory surplus, which in turn would limit American Modern’s ability to write insurance.

Concentration of Investments

As of December 31, 2007, approximately 31% of Midland’s equity investment portfolio and 7% of its total investment portfolio (approximately $76.1 million in market value) was invested in the common stock of U.S. Bancorp. A material decrease in the price of common stock of U.S. Bancorp would cause the value of Midland’s investment portfolio to decline and would also result in a decrease in equity.

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

Midland and its subsidiaries may be unable to pay dividends

Midland is organized as a holding company. Almost all of our operations are conducted by subsidiaries. For us to pay dividends to our shareholders and meet our other obligations, we must receive management fees and dividends from our subsidiaries. In order for American Modern to pay dividends and management fees to us and meet its other obligations, American Modern must receive dividends and management fees from its subsidiaries.

Payments of dividends by our insurance subsidiaries are regulated under state insurance laws. The regulations in the states where each insurance company subsidiary is domiciled limit the amount of dividends that can be paid without prior approval from state insurance regulators. In addition, state regulators have broad discretion to limit the payment of dividends by insurance companies. Without regulatory approval, the maximum amount of dividends that can be paid in 2008 by American Modern is $59.0 million. The maximum dividend permitted by law does not necessarily indicate an insurer’s actual ability to pay dividends. Our ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on American Modern’s surplus. A decrease in surplus could affect American Modern’s ratings, competitive position, covenants under borrowing arrangements with banks, the amount of premium that can be written and our ability to pay future dividends. A prolonged, significant decline in insurance subsidiary profits or regulatory action limiting dividends could subject us to shortages of cash because our subsidiaries will not be able to pay us dividends.

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

Our relatively low trading volume may limit your ability to sell your shares

Although shares of our common stock are listed on the NASDAQ Global Select Market, on many days in recent months, the daily trading volume for our common stock was less than 85,000 shares. As a result of this low trading volume, you may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded.

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

The pending merger may create uncertainty for our customers, agents, employees and business partners

On October 17, 2007, we announced that we had entered into a merger agreement with Munich-American. The merger is currently expected to close in the first half of 2008. While the merger is pending, existing agents and partners may experience uncertainty about our service, including the results of any integration of our business with that of Munich-American. This may adversely affect our ability to gain new agents and partners and retain existing agents and partners, which could adversely affect our revenues as well as the market price of our common stock. Current employees may experience uncertainty about their post-merger roles with Midland and key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Midland following the merger. Other parties with whom we have or are pursuing relationships may defer agreeing to further arrangements with us, or may opt not to become a business partner of ours at all.

The merger is subject to various approvals and may not occur

We must obtain shareholder approval and governmental approvals, including approvals related to state insurance law matters. If we do not receive these approvals, or do not receive them in a timely manner or on satisfactory terms, then we may not be able to complete the merger. Governmental agencies may impose limitations on the business of the combined company which may result in one of the parties to the merger being entitled to and electing not to proceed with the merger or reduce the anticipated benefits of the merger. We cannot assure you that the merger will be completed in the anticipated time frame or at all. A failure to complete the merger may result in a decline in the market price of our common stock.

We will incur significant transaction and merger-related costs in connection with the merger

We have already incurred and will continue to incur transaction fees and other costs related to the merger, and expect to incur significant costs associated with completing the merger and combining the operations of the two companies, which cannot be estimated accurately at this time. Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our business. Although, after the merger closes, we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. In addition, speculation regarding the likelihood of closing the merger could increase the volatility of our stock price, and pendency of the merger could make it difficult to effect other significant transactions, to the extent opportunities arise to engage in such transactions. We will incur these costs, as well as face the disruptions to our business and the potential harm to our relationships with suppliers, employees and business partners discussed above, even if the merger is not completed.

The merger may not provide all of the anticipated benefits.

If we are able to complete the merger, we expect to achieve various benefits from combining our and Munich-American’s resources, as well as significant cost savings from a combined operation. Achieving the anticipated benefits of the merger will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner. To date, we have operated independently from Munich-American and legal restrictions have in the past and will in the future limit planning for integration of the two companies. Accordingly, we may not be able to accomplish this integration process smoothly or successfully or in a timely manner. Any inability of management to integrate successfully the operations of our two companies, or to do so in a timely manner, could have an adverse effect on the combined company or the expected benefits from the merger.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Midland owns its 480,000 square foot principal offices located in Amelia, Ohio. Midland’s insurance subsidiaries lease office space in Montgomery, Alabama and St. Louis, Missouri. Midland’s transportation subsidiaries lease offices in Metairie, Louisiana and St. Louis, Missouri. As described under “Liquidity, Capital Resources and Changes in Financial Condition” on page 27. Midland’s premises are suitable and adequate for their intended use.

ITEM 3.	Legal Proceedings.

There are various actions pending against the Company in the normal course of business. However, management does not expect any of these actions to have a material adverse effect on our consolidated financial statements.

Directors of The Midland Company (“Midland” or the “Company”) and Munich-American Holding Corporation (“Munich-American”) have been named as defendants in a purported class action on behalf of the public shareholders of the Company challenging the proposed merger of the Company into a wholly owned subsidiary of Munich-American pursuant to the Agreement and Plan of Merger dated October 16, 2007 among Munich-American, Monument Corporation and the Company. On or about December 7, 2007, plaintiff filed the First Amended Class Action Complaint, which is pending in the Court of Common Pleas, Clermont County, Ohio, General Division captioned Superior Partners v. Bushman et al., Case No. 2007CVH2224. Among other things, plaintiff alleges that the director defendants have breached their fiduciary duties to the Company’s shareholders in pursuing the proposed merger, including by acting to cause or facilitate the proposed transaction through a materially deficient proxy statement, and that the filing of such proxy statement caused the SEC to publicize a proxy statement in connection with the proposed transaction which failed to disclose certain information which a reasonable shareholder would find material in determining whether to vote for the proposed merger. Plaintiff also asserts a claim against Munich-American for aiding and abetting the directors’ alleged breach of fiduciary duties. Plaintiff seeks, among other things, declaratory relief in connection with such claim and the proposed transaction and unspecified damages.

On February 27, 2008, the director defendants and Munich-American entered into a memorandum of understanding with plaintiff regarding a settlement in principle of this action. Subject to the completion of certain confirmatory discovery by counsel to plaintiff and certain other conditions, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company’s shareholders and consummation of the merger. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve all of the claims that were or could have been brought in connection with this action being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement and as provided in the memorandum of understanding, the parties contemplate that that plaintiff’s counsel will seek from the court approval of the payment by Midland of attorneys’ fees and expenses, in an agreed amount, as part of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement, as contemplated by the memorandum of understanding, may be terminated.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None during the fourth quarter.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Incorporated by reference to pages 77 and 78 (Note 16) and 81 of this Form 10-K. The number of holders of Midland’s common stock at December 31, 2007 was approximately 2,700. Midland’s common stock is registered with the NASDAQ Stock Market LLC to trade on the NASDAQ Global Select Market (MLAN).

Quarterly Data

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock
High	$46.00	$47.98	$57.25	$65.00
Low	$38.04	$41.79	$45.39	$54.33
Dividends per common share	$0.10000	$0.10000	$0.10000	$0.10000

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock
High	$37.75	$44.10	$43.75	$47.50
Low	$31.91	$32.50	$34.86	$39.84
Dividends per common share	$0.06125	$0.06125	$0.06125	$0.06125

The following graph shows a five year comparison of Midland’s cumulative total shareholder return with those of the Russell 2000 Equity Index and the Standard and Poor’s Property and Casualty Group. The graph assumes that $100 was invested on December 31, 2002 in Midland’s Common Stock and in each of the indices as noted below, including reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

During 2007, the Company did not purchase any of its equity securities pursuant to a publicly announced plan or program. However, the Company acquired 24,586 shares in private transactions from employees in connection with its stock incentive plans during 2007. Such transactions essentially accommodate employees’ funding requirements of the exercise price and minimum tax liabilities arising from the exercise or receipt of equity-based incentive awards. Additionally, pursuant to the Company’s Salaried Employees’ 401(k) Savings Plan, the Company acquired 24,335 shares from the Plan during 2007.

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2007	2006	2005	2004	2003	2002
Income Statement Data
Revenues:
Premiums earned	$759,822	$675,864	$631,864	$677,584	$638,038	$577,668
Other insurance income	13,469	12,929	12,600	13,580	14,064	13,749
Net investment income	47,425	42,223	40,519	37,165	33,279	35,899
Net realized investment gains (losses)(a)	13,729	8,445	6,262	9,933	4,566	(6,900)

Total	834,445	739,461	691,245	738,262	689,947	620,416

Costs and Expenses:
Losses and loss adjustment expenses	328,896	307,503	286,662	348,611	392,232	341,015
Commissions and other policy acquisition costs	248,882	209,719	198,585	201,155	177,622	169,477
Operating and administrative expenses(d)	151,372	127,682	112,698	108,738	87,810	80,988
Interest expense	4,084	4,545	5,285	4,343	3,321	3,659

Total	733,234	649,449	603,230	662,847	660,985	595,139

Income from Continuing Operations Before Federal
Income Tax and Cumulative Effect of Change in
Accounting Principle	101,211	90,012	88,015	75,415	28,962	25,277
Provision for Federal Income Tax	28,818	24,425	25,855	22,267	6,501	5,269

Income from Continuing Operations	72,393	65,587	62,160	53,148	22,461	20,008

Discontinued Operations
Gain from Discontinued Operations	21,209	7,842	4,886	1,689	1,270	464
Provision for Federal Income Tax	7,442	2,734	1,720	599	455	168

Gain from Discontinued Operations	13,767	5,108	3,166	1,090	815	296
Income Before Cumulative Effect of Change in
Accounting Principle	86,160	70,695	65,326	54,238	23,276	20,304
Cumulative Effect of Change in Accounting Principle—Net(c)	—	—	—	—	—	(1,463)

Net Income (d)	$86,160	$70,695	$65,326	$54,238	$23,276	$18,841

Basic Earnings (Losses) Per Share of Common Stock(b)(d):
Continuing Operations	$3.74	$3.44	$3.29	$2.85	$1.29	$1.15
Discontinued Operations	0.72	0.26	0.17	0.06	0.05	0.02

Income Before Cumulative Effect of Change in Accounting Principle	$4.46	$3.70	$3.46	$2.91	$1.34	$1.17
Cumulative Effect of Change in Accounting Principle(c)	—	—	—	—	—	(0.08)

Total	$4.46	$3.70	$3.46	$2.91	$1.34	$1.09

Diluted Earnings (Losses) Per Share of Common Stock(b)(d):
Continuing Operations	$3.62	$3.34	$3.20	$2.77	$1.25	$1.12
Discontinued Operations	0.68	0.26	0.17	0.06	0.05	0.02

Income Before Cumulative Effect of Change in Accounting Principle	$4.30	$3.60	$3.37	$2.83	$1.30	$1.14
Cumulative Effect of Change in Accounting Principle(c)	—	—	—	—	—	(0.08)

Total	$4.30	$3.60	$3.37	$2.83	$1.30	$1.06

Cash Dividends Per Share of Common Stock(b)	$0.400	$0.245	$0.225	$0.205	$0.190	$0.175

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2007	2006	2005	2004	2003	2002
Balance Sheet Data
Total Cash and Marketable Securities	$1,106,465	$1,036,427	$950,464	$978,296	$848,708	$745,733
Total Assets	1,701,984	1,569,528	1,428,113	1,364,684	1,192,216	1,101,136
Total Debt	91,860	102,030	104,575	107,965	87,172	87,489
Unearned Insurance Premiums	490,367	445,324	395,007	390,447	383,869	406,311
Loss Reserves	230,230	221,639	254,660	232,915	204,833	164,717
Shareholders’ Equity	649,914	574,746	484,377	432,276	356,058	308,908
Book Value Per Share(b)	$33.45	$29.90	$25.54	$22.98	$20.18	$17.59
Common Shares Outstanding(b)	19,429	19,224	18,964	18,807	17,643	17,566
Other Data
AMIG’s Property and Casualty Operations
Direct and Assumed Written Premiums	$906,342	$780,795	$697,930	$722,394	$663,972	$588,243
Net Written Premium	782,199	678,107	619,267	671,985	616,709	561,515
Loss and Loss Adjustment Expense Ratio	43.4%	45.5%	45.3%	51.7%	62.0%	59.3%
Underwriting Expense Ratio (GAAP)	49.6%	48.3%	48.5%	44.7%	41.1%	42.6%
Combined Ratio (GAAP)	93.0%	93.8%	93.8%	96.4%	103.1%	101.9%
M/G Transport’s Discontinued Operations
Net Revenues	$64,749	$49,807	$42,185	$45,379	$28,240	$23,285
Net Income	13,767	5,108	3,166	1,090	815	296
Total Assets	50,807	35,510	39,492	37,922	30,990	22,469
Shareholders’ Equity	29,251	18,484	14,676	12,261	11,446	10,805

Footnotes:

(a)	Net Realized Investment Gains (Losses) in 2007, 2006, 2005, 2004, 2003 and 2002 include the effect of SFAS 133 adjustments of $0.2 million, $1.0 million, $0.4 million, $0.8 million, $0.8 million, and $(0.2) million, respectively.
(b)	Previously reported share information has been adjusted to reflect a 2-for-1 stock split effective July 17, 2002.
(c)	On January 1, 2002, the Company adopted SFAS 142 and recorded an impairment charge related to goodwill of $1.5 million, net of tax of $0.8 million.
(d)	The Company adopted SFAS 123(R) in 2005 which resulted in stock option expense of $3.0 million, $2.5 million and $1.9 million in 2007, 2006 and 2005, respectively. Net income (after tax) was reduced by $2.0 million, $1.6 million and $1.2 million, or $0.10, $0.08 and $0.06 per share (diluted and basic), in 2007, 2006 and 2005, respectively. Prior year results were not restated.

ITEM 7.
Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this report contain forward-looking statements, including statements relating to the expected timing, completion and effects of the proposed merger with certain affiliates of the Munich Re Group (“Munich Re”). Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management’s judgment, beliefs, current trends and market conditions. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. Forward-looking statements made by Midland may be identified by the use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates,” or the negative versions of those words and similar expressions, and by the context in which they are used. There are a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements included in this document. Factors that might cause results to differ from those anticipated include, without limitation, adverse weather conditions, changes in underwriting results affected by adverse economic conditions, fluctuations in the investment markets, changes in the retail marketplace, changes in the laws or regulations affecting the operations of the company or its subsidiaries, changes in the business tactics or strategies of the company, its subsidiaries or its current or anticipated business partners, the financial condition of the company’s business partners, acquisitions or divestitures, changes in market forces, litigation and the other risk factors that have been identified in the Company’s filings with the SEC, any one of which might materially affect the operations of the company or its subsidiaries. These and other factors that could cause Midland’s actual results to differ materially from those expressed or implied are discussed under “Risk Factors” in this annual report on Form 10-K and other filings with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our proposed merger, business, financial condition and/or operating results. For a further discussion of these and other risks and uncertainties affecting Midland, see Midland’s website at www.midlandcompany.com. Midland undertakes no obligation to update any forward-looking statements, whether as a result of new information or circumstances, future events (whether anticipated or unanticipated) or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements.

Introduction

The Midland Company (“Midland” or the “Company”) is a highly focused provider of specialty insurance products and services through its American Modern Insurance Group, Inc. (“AMIG” or “American Modern”) subsidiary, which contributes approximately 95 percent of the company’s revenues. The Company also maintains an investment in a niche river transportation business, M/G Transport Services Inc. The Company has divided its insurance products into four distinct groups: residential property, recreational casualty, financial institutions, and all other insurance products. The discussions of “Results of Operations” and “Liquidity, Capital Resources and Changes in Financial Condition” address these four reportable insurance segments and our transportation business. A summary description of the operations of each of these segments is included below.

Our residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 36% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. Our recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. Our financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial service institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

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

Overview of Recent Trends and Events

Midland Company Enters Into Definitive Merger Agreement with Munich Re

On October 16, 2007 Midland entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Munich-American Holding Corporation, a Delaware corporation (“Parent”), and Monument Corporation, an Ohio corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Midland (“the Merger”) and each common share of Midland (other than shares owned by Midland, Parent and Merger Sub) will be converted into the right to receive $65.00 in cash, without interest. The merger is subject to shareholder approval, approval by state insurance regulators and other customary closing conditions. Certain of our shareholders (who hold approximately 30% of our outstanding common shares) have agreed to vote all of their shares in favor of the merger pursuant to a Voting Agreement, subject to the terms and conditions contained therein. We expect the merger to be completed in the first half of 2008, but no assurance can be made in this regard. For further information regarding the proposed merger, we refer you to our current report on Form 8-K dated October 16, 2007 as filed with the Securities and Exchange Commission as well as the merger proxy material filed on February 25, 2008.

Midland Company Enters Into Material Definitive Agreement with M/G Transport Holdings, LLC

On February 15, 2008, The Midland Company, an Ohio corporation (“Midland” or the “Company”) entered into a Stock Purchase Agreement (“Agreement”) with M/G Transport Holdings LLC, a Delaware limited liability company and affiliate of Brooklyn NY Holdings LLC (the “Buyer”) pursuant to which the Company agreed to sell all of its shares of capital stock of M/G Transport Services, Inc., an Ohio corporation (“M/G Transport”) and MGT Services, Inc., an Ohio corporation (“M/G Services,” and collectively with M/G Transport, the “Barge Companies”). Pursuant to this Stock Purchase Agreement the Barge Companies would be sold to Buyer for an aggregate purchase price of approximately $112.8 million, subject to a working capital adjustment. The transactions contemplated by the Agreement are conditional upon the consummation of the transactions contemplated by the Agreement and Plan of Merger among Midland, Munich-American Holding Corporation and Monument Corporation dated October 16, 2007 which are expected to occur in April 2008, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary closing conditions.

Exposure Management

American Modern’s catastrophe reinsurance program is a significant aspect of our exposure management. Our 2007 catastrophe reinsurance program was similar to the 2006 structure, but includes an additional $50 million layer of protection on top of our previous $150 million cover. In addition, in August we added an additional $50 million layer of protection on top of our $200 million coverage in place for 2007. This increase, along with the additional cover, adversely impacted our 2007 pre-tax earnings by approximately $9.0 million, or $0.29 per share (diluted). We have already begun efforts to recoup these costs through appropriate rate increases, commission adjustments and/or product changes. However, this is a process that takes some time, including additional time after state approvals to get the new rates and product changes into place within the renewal book and earned premium.

Diversification – Growth of Non-Manufactured Housing Products

American Modern has continued to experience significant premium growth in its non-manufactured housing product lines, including mortgage fire, collateral protection, and credit life product lines. Collectively, our non-manufactured housing direct and assumed written premiums grew 24.4% in 2007 compared to 2006. Non-manufactured housing products represented 64% and 60% of American Modern’s direct and assumed written premiums and related pre-tax profit, respectively, during 2007.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the years ended December 31, 2007 and 2006 (in millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our consolidated statements of income. Premiums for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are considered earned and are included in the financial results on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our consolidated balance sheets.

	December 31, 2007
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$470.7	$406.7	$388.7
Recreational Casualty	97.4	95.2	93.8
Financial Institutions	230.3	212.3	188.9
All Other Insurance	167.3	89.7	88.4

Total	$965.7	$803.9	$759.8

	December 31, 2006
Business Segment	Gross Written Premium	Net Written Premium	Net Earned Premium
Residential Property	$449.3	$402.1	$392.8
Recreational Casualty	94.3	92.7	95.5
Financial Institutions	122.1	112.7	103.8
All Other Insurance	166.1	86.8	83.8

Total	$831.8	$694.3	$675.9

Gross written premium, net written premium and net earned premium increased 16.1%, 15.8% and 12.4%, respectively, in 2007 compared to 2006. The most significant contributors to the growth in premiums in 2007 were the mortgage fire, collateral protection, and credit life insurance products included in the financial institutions business segment.

Residential Property

The following chart is an overview of the results of operations of the Company’s residential property segment (in 000’s).

	December 31,
	2007	2006	Change
Residential Property
Direct and Assumed Written Premiums	$470,699	$449,270	4.8%
Net Written Premiums	$406,747	$402,056	1.2%
Net Earned Premium	$388,716	$392,762	(1.0)%
Service Fees	6,114	6,124	(0.2)%

Total Revenues	$394,830	$398,886	(1.0)%
Income Before Taxes	$54,998	$42,554
Combined Ratio	93.2%	96.2%

The results from this segment are driven primarily by the manufactured housing and site-built dwelling products. Although the manufactured housing industry continues to be depressed, American Modern’s diverse distribution channels have enabled gross written premiums related to this product to increase to $352.0 million in 2007 compared to $337.8 million in 2006. Site-built dwelling gross written premiums increased 3.4% to $109.2 million in 2007 compared to $105.6 million in 2006.

The increase in pre-tax income was primarily due to the improved underwriting results reflected in our combined ratio of our manufactured housing and site built dwelling products. The combined ratios decreased to 92.8% and 94.6% from 93.5% and 99.5%, respectively in 2006. The decrease in loss and combined ratios is mainly due to the decreased catastrophe losses experienced during 2007 as compared to 2006.

Recreational Casualty

The following chart is an overview of the results of operations of the Company’s recreational casualty segment (in 000’s).

	December 31,
	2007	2006	Change
Recreational Casualty
Direct and Assumed Written Premiums	$97,365	$94,285	3.3%
Net Written Premiums	$95,208	$92,725	2.7%
Net Earned Premium	$93,807	$95,520	(1.8)%
Service Fees	1,786	1,751	2.0%

Total Revenues	$95,593	$97,271	(1.7)%
Income Before Taxes	$2,073	$10,186
Combined Ratio	105.7%	97.0%

Direct and assumed written premiums for our recreational casualty products increased due primarily to the increase of $4.3 million, $2.6 million and $1.9 million for our collector car, recreational vehicle and motorcycle products, respectively. These increases were offset by a $5.8 million decrease in our watercraft product. The decrease in watercraft direct and assumed written premiums was due primarily to underwriting actions taken to balance our coastal exposures. Although these actions are currently reducing our ability to grow these lines, we believe the recreational casualty products are now better positioned to provide profitable growth in the upcoming years.

Income before taxes decreased due to the decrease in underwriting profit from our motorcycle product. Our motorcycle product combined ratio increased to 111.7% in 2007 compared to 93.4% in 2006. The increase is due primarily to an increase in claims frequency related to specific classes of risks. The Company has implemented rate increases and other corrective underwriting actions to address the increases in losses.

Financial Institutions

The following chart is an overview of the results of operations of the Company’s financial institutions insurance segment (in 000’s).

	December 31,
	2007	2006	Change
Financial Institutions
Direct and Assumed Written Premiums	$230,273	$122,155	88.5%
Net Written Premiums	$212,312	$112,658	88.5%
Net Earned Premium	$188,861	$103,831	81.9%

Total Revenues	$188,861	$103,831	81.9%
Income Before Taxes	$26,313	$12,507
Combined Ratio	90.3%	92.9%

The increase in direct and assumed written premiums for our financial institutions insurance products was driven primarily by the mortgage fire and collateral protection products which increased $82.3 million and $29.7 million, respectively, compared to the prior year. The increase in mortgage fire and collateral protection premiums is due to the continued growth of several larger accounts throughout the year. Income increased for our financial institutions insurance products due to the profits generated from the increased written premiums.

All Other Insurance

The following chart is an overview of the results of operations of the Company’s other insurance segment (in 000’s).

	December 31,
	2007	2006	Change
All Other Insurance
Direct and Assumed Written Premiums	$167,380	$166,088	0.8%
Net Written Premiums	$89,691	$86,821	3.3%
Net Earned Premium	$88,444	$83,756	5.6%
Agency Revenues	5,563	4,918	13.1%
Service Fees	—	7	(100.0)%

Total Revenues	$94,007	$88,681	6.0%
Income Before Taxes	$23,563	$26,751

American Modern’s credit life product was the primary driver of the increase in direct and assumed written premiums in 2007 compared to 2006 which increased to $59.4 million from $51.0 million in 2006. A large percentage of credit life direct and assumed written premium is ceded to an insurance affiliate of the producing agent. The growth in our credit life insurance line was assisted by the acquisition of Southern Pioneer Life Insurance Company in July of 2006. The improvement in profitability in 2007 compared to 2006 is due primarily to the improved underwriting results related to the commercial park and dealer property lines.

Midland Consolidated

Investment Income and Realized Capital Gains

Although net investment income is allocated to segments and product lines, the investment portfolio is generally managed as a whole and therefore is more meaningfully discussed in total. Net investment income increased to $47.4 million in 2007 from $42.2 million in 2006. This increase was due primarily to an increase in investment yield combined with an increase in invested assets, which increased $66.4 million to $1,097.8 million at December 31, 2007 from $1,031.4 million at December 31, 2006. The annualized pre-tax equivalent investment yield, on a cost basis, of the Company’s fixed income portfolio was 6.0% in 2007 compared to 5.9% in 2006.

Realized investment gains and losses are comprised of three items: capital gains and losses from the sale of securities, derivatives features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	December 31, 2007
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains, net	$13,569	$9,444	$0.47
Derivatives	160	104	0.00
Other-Than-Temporary Impairments	—	—	—

Net Realized Investment Gains	$13,729	$9,548	$0.47

	December 31, 2006
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains, net	$7,404	$4,892	$0.26
Derivatives	1,041	677	0.03
Other-Than-Temporary Impairments	—	—	—

Net Realized Investment Gains	$8,445	$5,569	$0.29

Derivatives relate to the equity conversion features attributable to the convertible preferred stocks and convertible debentures held by American Modern. The Company’s investment portfolio does not currently include any other types of derivative investments.

Insurance Losses and Loss Adjustment Expenses (LAE)

Overall, American Modern’s losses and loss adjustment expenses increased 6.9% in 2007 to $328.9 million from $307.5 million in 2006. The increase was due primarily to the related 12.4% increase in earned premiums in 2007 compared to 2006 offset by slight decreases in loss ratios related to the decrease in catastrophe losses during 2007. American Modern’s property & casualty loss ratios decreased to 43.4% in 2007 from 45.5% in 2006.

Insurance Commissions and Other Policy Acquisition Costs

American Modern’s commissions and other policy acquisition costs increased 18.7% in 2007 to $248.9 million from $209.7 million in 2006. This fluctuation is consistent with the increase in net earned premium. In addition, our financial institutions segment, which has grown net premiums 81.9% in 2007, generally has a higher commission rate than our other products. In addition, in our residential property and recreational casualty segments, the increase is attributable to American Modern’s “Pay for Performance” commission policy, with agents representing the Company, which reduces the up-front commission paid but rewards favorable underwriting and growth performance with a higher performance-based commission.

Operating and Administrative Expenses

The Company’s operating and administrative expenses increased 18.6% to $151.4 million in 2007 compared to $127.7 million in 2006. This increase is due primarily to expenses related to an increase in employee salaries and benefits combined with $11.9 million of expenses related to the pending merger with Munich-American Holding Corporation.

Transportation

M/G Transport, Midland’s transportation subsidiary, contributed $21.2 million of income, before taxes, in 2007 compared to $7.8 million in 2006. In addition, M/G Transport’s revenues increased to $64.7 million in 2007 compared to $49.8 million in 2006. The increases in transportation revenues and pre-tax income are due primarily to an improved freight rate environment.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Insurance

Overview of Premium Volume

The following chart shows American Modern’s gross written premium, net written premium and net earned premium by business segment for the years ended December 31, 2006 and 2005 (in millions). Gross written premium, also described as direct and assumed written premium, is the amount of premium charged for policies issued during a fiscal period. Net written premium is the amount of premium that American Modern retains after ceding varying portions of its gross written premium to other insurance companies. Net earned premium is the amount included in our consolidated statements of income. Premiums for physical damage and other property and casualty related coverages, net of premium ceded to reinsurers, are considered earned and are included in the financial results on a pro-rata basis over the lives of the policies. Credit accident and health and credit life premiums are recognized as income over the lives of the policies in proportion to the amount of insurance protection provided. The portion of written premium applicable to the unexpired terms of the policies is recorded as unearned premium in our consolidated balance sheets.

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

Realized investment gains and losses are comprised of three items: capital gains and losses from the sale of securities, derivatives features of certain convertible securities and other-than-temporary impairments. The following chart shows the gain or loss from these sources as well as their impact on diluted earnings per share (amounts in $000’s except per share amounts):

	December 31, 2006
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains, net	$7,404	$4,892	$0.26
Derivatives	1,041	677	0.03
Other-Than-Temporary Impairments	—	—	—

Net Realized Investment Gains	$8,445	$5,569	$0.29

	December 31, 2005
	Pre-Tax Gain (Loss)	After-Tax Gain (Loss)	Earnings Per Share
Capital Gains, net	$5,870	$3,815	$0.20
Derivatives	392	255	0.01
Other-Than-Temporary Impairments	—	—	—

Net Realized Investment Gains	$6,262	$4,070	$0.21

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

Operating and Administrative Expenses

The Company’s operating and administrative expenses increased 13.3% to $127.7 million in 2006 compared to $112.7 million in 2005. This increase is due primarily to expenses related to an increase in employee salaries and benefits.

Transportation

M/G Transport, Midland’s transportation subsidiary, contributed $7.8 million of income, before taxes, in 2006 compared to $4.9 million in 2005. In addition, M/G Transport’s revenues increased to $49.8 million in 2006 compared to $42.2 million in 2005. The increases in transportation revenues and pre-tax income are due primarily to an improved freight rate environment.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Consolidated Operations

Contractual Obligations

We have certain obligations and commitments to make future payments under contracts. As of December 31, 2007, the aggregate obligations on a consolidated basis were as follows (amounts in 000’s):

Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt and interest	$101,751	$25,881	$67,192	$8,678	$—
Other notes payable	8,270	8,270	—	—	—
Annual commitments under non-cancelable leases	30,503	2,621	5,001	5,069	17,812
Purchase obligations	3,652	1,542	1,901	209	—
Insurance policy loss reserves	230,230	109,705	94,463	16,484	9,578

Total	$374,406	$148,019	$168,557	$30,440	$27,390

The above table includes obligations and commitments related to the M/G Transport subsidiary, which is included in discontinued operations

The table above excludes contracts and agreements that relate to maintenance and service agreements which, individually and in the aggregate, are not material to the Company’s operations or financial condition and are terminable by the Company with minimal advance notice and little or no cost to the Company.

The interest rates related to portions of the long-term debt in the above table are variable in nature and the interest payments included in the table have been calculated using the rates in effect at December 31, 2007.

The insurance policy loss reserve payment projections in the above table are based on actuarial assumptions. The actual payments will vary, in both amount and time periods, from the estimated amounts represented in this table. See further discussion regarding insurance policy loss reserves under the Critical Accounting Policies section.

Also included in the above table are four fifteen-year operating lease arrangements relating to the lease of 80 barges used in the transportation operations. The barges can be purchased near the end of the fifteen-year terms at predetermined prices or, at the end of each lease period, the Company can either return the barges or purchase the equipment at fair market value. For all of the aforementioned operating leases, the 15-year lease periods were more attractive at the time than the traditional financing term for conventional long-term debt. As of December 31, 2007 future lease payments required under these operating lease arrangements are (000’s): 2008 – $2,444; 2009 through 2010 – $5,001; 2011 through 2012–$5,069; after 5 years – $17,812. M/G Transport’s operating cash flow is currently sufficient to pay the financial obligations under this agreement.

Off Balance Sheet Arrangements

We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements. Similarly, the Company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.

Other Items

No shares were repurchased in the open market under the Company’s share repurchase program during 2007 and a total of 1,086,000 shares remain authorized to repurchase under terms of this authority. The share repurchase program pertains exclusively to shares to be purchased on the open market. This program specifically excludes shares repurchased in connection with stock incentive plans.

The Company may periodically repurchase stock in connection with associate stock programs. During 2007, the Company repurchased 48,921 shares for approximately $2.3 million in connection with associate stock programs.

We paid dividends to our shareholders of $7.1 million during 2007, $4.6 million during 2006 and $4.2 million in 2005. In 2008, we intend to pay a quarterly dividend to our shareholders consistent with the 2007 level until the completion of the Merger Agreement with Munich Re.

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

Midland has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. As of December 31, 2007, we had $8.3 million of commercial paper debt outstanding, $6.9 million of which represented notes held either directly or indirectly by our executive officers and directors. The effective annual yield paid to all participants in this program was 4.9% as of December 31, 2007, a rate that is considered to be competitive with the market rates offered for similar instruments. As of December 31, 2007, Midland also had $83.0 million of conventional short-term credit lines available at costs not exceeding prime borrowing rates, none of which was outstanding. These lines of credit contain minimal covenants and are typically drawn and repaid over periods ranging from two weeks to three months. We also have a mortgage obligation related to the financing of our corporate headquarters building. As of December 31, 2007, the outstanding balance of this mortgage was $13.9 million. This mortgage obligation includes normal and customary debt covenants for instruments of this type. Monthly interest payments are required until maturity in December 2009. The effective interest rate on this obligation is based on the 3-month LIBOR plus 0.75% and was 5.73% at December 31, 2007.

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

During the second quarter of 2004, Midland, through wholly owned trusts, issued $24.0 million of junior subordinated debt securities ($12.0 million on April 29 and $12.0 million on May 26). These transactions were part of the Company’s participation in pooled trust preferred offerings. The proceeds from these transactions are available to fund future growth and for general corporate purposes. The debt issues have 30-year terms and are callable any time after five years at the Company’s option. The interest related to the debt is variable in nature based on the 3-month LIBOR plus 3.5% and was 8.45% at December 31, 2007. The debt contains certain provisions which are typical and customary for this type of security.

Investment in Marketable Securities

The market value of Midland’s consolidated investment portfolio (comprised primarily of the investment holdings of American Modern) increased 6.4% to $1,097.8 million at December 31, 2007 from $1,031.4 million at December 31, 2006. This increase was due, in part, to the positive cash flow from operations combined with the reinvestment of interest and dividends received throughout 2007. The increase was partially offset by the $22.3 million decrease in unrealized appreciation in the market value of the securities held at December 31, 2007 compared to year end 2006. The decrease in the unrealized appreciation was due to a $20.5 million decrease in unrealized appreciation related to the equity portfolio combined with a $1.8 million decrease in unrealized appreciation pertaining to the fixed income portfolio. Midland’s largest equity holding, 2.4 million shares of U.S. Bancorp, decreased to $76.1 million as of December 31, 2007 from $88.8 million as of December 31, 2006.

Securities with unrealized gains and losses by category (equity and debt) and by time frame are summarized in the chart below (amounts in 000’s):

Unrealized Gain (Loss) as of December 31, 2007

	Unrealized Gain (Loss)	Fair Value	# of Positions
Fixed Income Securities
Total held in a gain position	$13,081	$610,093	919
Held in a loss position for less than 3 months	(675)	24,531	43
Held in a loss position for more than 3 months and less than 9 months	(2,243)	77,110	98
Held in a loss position for more than 9 months and less than 18 months	(1,148)	54,578	51
Held in a loss position for more than 18 months	(2,132)	75,734	109

Fixed income total	$6,883	$842,046	1,220

Equity Securities
Total held in a gain position	$97,819	$191,090	121
Held in a loss position for less than 3 months	(1,885)	22,786	32
Held in a loss position for more than 3 months and less than 9 months	(3,959)	27,669	34
Held in a loss position for more than 9 months and less than 18 months	(320)	968	4
Held in a loss position for more than 18 months	(102)	1,638	2

Equity total	$91,553	$244,151	193

Total per above	$98,436	$1,086,197	1,413

Accrued interest and dividends	—	11,569

Total per balance sheet	$98,436	$1,097,766

Based on the above valuations and the consistent application of our other-than-temporary impairment policy criteria, which is more fully discussed in the Critical Accounting Policies section below, we believe the declines in fair value are temporary at December 31, 2007. However, the facts and circumstances related to these securities may change in future periods, which could result in “other-than-temporary” impairment in future periods.

The average duration of the Company’s debt security investment portfolio as of December 31, 2007 was 4.7 years which management believes provides adequate asset/liability matching.

Midland Consolidated

American Modern generates cash inflows primarily from insurance premiums, investment income, proceeds from the sale of marketable securities and maturities of debt security investments. The principal cash outflows for the insurance operations relate to the payment of claims, commissions, premium taxes, operating expenses, capital expenditures, income taxes, interest on debt, dividends and inter-company borrowings and the purchase of marketable securities. In each of the periods presented, funds generated from the insurance operating activities were used primarily to purchase investment grade marketable securities, accounting for the majority of the cash used in investing activities.

The amounts expended for the development costs capitalized in connection with the development of modernLINK®, our proprietary information systems and web enablement initiative, amounted to $14.6 million in 2007 and a total of $54.9 million from inception in 2000 through December 31, 2007. The initiative is being designed, developed and implemented in periodic phases to ensure its cost effectiveness and functionality. This project may involve future cash expenditures in the range of $30 million to $35 million over the next four years, with additional spending thereafter to expand system compatibility and functionality. A portion of such expenditures will be capitalized and amortized over the useful life. However, actual costs may be more or less than what we estimate. The cost of the development and implementation is expected to be funded out of operating cash flow. Significant changes to the technology interface between American Modern and its distribution channel participants and policyholders, while unlikely, could significantly disrupt or alter our distribution channel relationships. If the new information systems are ultimately deemed ineffective, it could result in an impairment charge to our capitalized costs. The unamortized balance of modernLINK®’s software development costs was $41.5 million at December 31, 2007.

American Modern has a $72.0 million long-term credit facility available on a revolving basis at various rates. As of December 31, 2007, there was $36.0 million outstanding under these facilities.

Accounts receivable is primarily comprised of premium due from both policyholders and agents. In the case of receivables due directly from policyholders, policies are cancelable in the event of non-payment and thus offer minimal credit exposure. Approximately 65% of American Modern’s accounts receivables relate to premiums due directly from policyholders as of December 31, 2007. In the case of receivables due from agents, American Modern has extended payment terms that are customary and normal in the insurance industry. Management monitors its credit exposure with its agents and related concentrations on a regular basis. However, as collectibility of such receivables is dependent upon the financial stability of the agent, American Modern cannot assure collections in full. Where management believes appropriate, American Modern has provided a reserve for such exposures.

Accounts receivable increased $6.7 million to $147.9 million at December 31, 2007 compared to $141.2 million at year end 2006. The increase is due to the corresponding increase in written premiums in 2007 compared to 2006.

Reinsurance recoverables and prepaid reinsurance premiums consisted of the following amounts (amounts in 000’s):

	As of December 31,
	2007	2006
Prepaid reinsurance premiums	$67,678	$67,063
Reinsurance recoverables—unpaid losses	55,846	54,550
Reinsurance recoverables—paid losses	8,752	6,893

Total	$132,276	$128,506

The increase in reinsurance recoverables of $3.2 million at December 31, 2007 compared to 2006 is attributable primarily to the increased premium volume during 2007 offset by the decrease in recoverables from catastrophes. The prepaid reinsurance premiums remained relatively consistent between years.

The increase in property, plant and equipment of $24.2 million at December 31, 2007 compared to 2006 is due to the costs incurred related to the expansion of the Company’s headquarters and the continuing investment in modernLINK®.

The $45.0 million increase in unearned insurance premiums at December 31, 2007 compared to year end 2006 is related to the $134.6 million increase in the Company’s direct and assumed written premiums.

The increase of $8.6 million in insurance loss reserves was due primarily to the increase in written premiums during 2007. The following table provides additional detail surrounding the Company’s insurance policy loss reserves at December 31, 2007 and 2006 (amounts in 000’s):

	December 31,
	2007	2006
Gross case base loss reserves:
Residential property	$43,293	$43,736
Recreational casualty	26,191	23,160
Financial institutions	12,015	11,004
All other insurance	76,905	71,896
Gross loss reserves incurred but not reported	53,270	51,107
Outstanding checks and drafts	18,556	20,736

Total insurance loss reserves	$230,230	$221,639

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

As of December 31, 2007, the transportation subsidiaries have $15.3 million of collateralized equipment obligations outstanding.

OTHER MATTERS

Comprehensive Income

The differences between our net income and comprehensive income are changes in unrealized gains on marketable securities, changes in the fair value of the interest rate swap agreement and changes in liability requirements related to our defined benefit pension plans. For the years ended December 31, 2007, 2006 and 2005, such changes increased or (decreased), net of related income tax effects, by the following amounts (amounts in 000’s):

	2007	2006	2005
Changes in:
Net unrealized capital gains	$(14,484)	$16,899	$(13,877)
Fair value of interest rate swap hedge	—	—	280
Pension adjustments	1,593	1,216	(1,567)

Total	$(12,891)	$18,115	$(15,164)

Net unrealized investment gains in equity securities (net of income tax effects) decreased $13.3 million in 2007, increased $16.6 million in 2006 and decreased $2.9 million in 2005. For fixed income securities, net unrealized gains decreased $1.2 million in 2007, increased $0.3 million in 2006 and decreased $11.0 million in 2005.

Changes in net unrealized gains on marketable securities result from both market conditions and realized gains recognized in a reporting period. The interest rate swap agreement expired on December 1, 2005. While the interest rate swap agreement was in place, its after-tax fair value varied according to the current interest rate environment relative to the fixed rate of the swap agreement. Changes in the pension liability are actuarially determined based on the funded status of the plans and current actuarial assumptions.

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

Transportation Revenue Recognition

Revenues for river transportation activities are recognized when earned. If freight services are in process at the end of a reporting period, an allocation of revenue between reporting periods is made based on relative transit time in each reporting period with expenses recognized as incurred. Transportation operations have been classified as discontinued operations for all periods presented.

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

A summary of our loss reserves at December 31, 2007 and 2006 is included below:

	December 31, 2007	December 31, 2006
Property and casualty net case base reserves	$111,119	$103,782
Property and casualty net incurred but not reported reserves	38,036	35,204

Property and casualty net loss reserves	$149,155	$138,986

Property and casualty net loss reserves	$149,155	$138,986
Property and casualty reinsurance recoverables	43,054	42,802

Property and casualty gross loss reserves	192,209	181,788
Life and other gross loss reserves	19,465	19,115
Outstanding checks and drafts	18,556	20,736

Consolidated gross loss reserves	$230,230	$221,639

As noted in the table above, case base loss reserves represent the largest component of our loss reserves at approximately 75 percent of our net property and casualty loss reserves. Primarily composed of case base loss reserves, our total loss reserves are relatively short-tailed in nature and less as a percentage of statutory surplus than the property and casualty industry average. In total, our net property and casualty loss reserves represented 35 percent and 32 percent of the statutory property and casualty surplus at December 31, 2007 and 2006, respectively. Case base loss reserves tend to be more mechanical in nature and are based on specific facts and circumstances related to reported claims as compared to IBNR loss reserves, which have a higher degree of estimation and uncertainty.

In the loss reserve estimation process, accuracy of the recorded amounts is the primary objective. However, due to the uncertainty inherent in the process, we approach our loss reserves with an implicit degree of caution for adverse deviation although we do not specifically utilize an implicit or explicit provision for uncertainty or adjust any one specific assumption.

Each year, the credentialed consulting actuary computes an acceptable range for property and casualty reserves, which affirms management’s recorded balance if the recorded amount is within the range. At December 31, 2007, our estimate of property and casualty net loss reserves totaled $149.2 million, which was affirmed by the company’s consulting actuary range of $138.6 million to $155.0 million. However, in light of the significant assumptions and judgments used to estimate loss reserves, there can be no assurance that the actual losses ultimately experienced will fall within the consulting actuary’s range. The range is based on a “reasonable best case” and “reasonable worst case” with varying development patterns across our lines of business. However, the development of the December 31, 2007 loss reserves could be impacted by the following:

•	At December 31, 2007, the recorded net property and casualty loss reserves were in the acceptable actuarial range.

•	We have considered the acceptable actuarial range. The range is based on a “reasonable best case” and “reasonable worst case” with varying development patterns across our lines of business.

•	We have considered that our historical loss development factors are more fully encompassing favorable development patterns that we have experienced over the last few years.

We have consistently applied our approach to loss reserves. Our estimates for loss reserves utilize historical loss development patterns. As new patterns emerge, they are reflected in our assumptions. Due to the significant amount of judgment and estimation that is required to estimate loss reserves, the actual loss development is likely to be different than the amounts recorded. For example, during the last 10 years we have experienced both favorable and unfavorable development in individual calendar years. Looking back at our net property and casualty loss reserves over the last ten years, we have experienced nine years where redundancy has developed and one year where a deficiency developed. The table below outlines the cumulative (deficiency)/redundancy for the net property and casualty loss reserves since 1997, based on re-estimated amounts at December 31, 2007.

Year	P&C Net Loss Reserves Original Balance	Cumulative (Deficiency) / Redundancy Based on 12/31/2007	(Deficiency) / Redundancy As Percent of Original Reserves
1997	$81,901	$4,248	5.2%
1998	88,267	10,109	11.5%
1999	89,325	2,979	3.3%
2000	95,022	992	1.0%
2001	102,858	4,316	4.2%
2002	115,584	(220)	-0.2%
2003	149,478	37,392	25.0%
2004	166,302	46,162	27.8%
2005	148,066	11,778	8.0%
2006	138,986	8,442	6.1%
2007	149,155	NA
10- Year Average			9.2%

With the benefit of hindsight, including one year of actual development patterns observed during 2007, our 2006 loss reserves were subsequently re-estimated to be $130.5 million. This produced a net cumulative redundancy, after one year of development, of $8.4 million due primarily to favorable loss reserve development related to its personal liability lines and motorcycle products.

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

Although we have experienced better than expected claim activity in 2004 and 2005, we believe that several of our lines of business (including excess and surplus lines and personal liability) may still experience additional development in the future because of the liability components that are underwritten.

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

•

The excess and surplus lines are newer lines of business to the Company. We began writing excess and surplus in 2002 and we therefore do not have a large amount of historical development data. Additionally, the excess and surplus lines contain a higher degree of liability risks and the reserving methodology is more dependent on longer term development patterns.

Essentially, in each of these lines we experienced more favorable development in 2007 than our historical development and baseline industry data would have indicated. The favorable development in 2007 was the result of a combination of redundant case base reserves, where claims were settled for less than the reserved amount, and lower non-catastrophe related frequency patterns than we have historically experienced. We estimate that redundant case base reserves accounted for approximately 40% of our favorable development with the remaining redundancy attributed primarily to the re-estimate of incurred-but-not-reported loss reserves, after an additional year of development. As discussed above, we believe this IBNR development was caused, in part, by lower non-catastrophe related frequency patterns than we have experienced historically, a higher level of case base redundancies, and favorable loss development in our newer lines of business. The case base redundancy was due in part to our response to the loss reserve deficiencies for the December 31, 2002 loss reserves that were ultimately discovered during 2003. Both our property and liability lines developed a deficiency in 2003. Collectively, the December 31, 2002 loss reserves developed a deficiency of approximately 10 percent, or $12 million, in 2003. This was due in part to the newer lines of business and the more volatile park and dealer liability lines, which we exited in 2001. In response to deficient development of reserves, management strengthened the company’s loss reserves to reflect these changing development trends arriving at a best estimate of how these losses would ultimately settle. The higher levels of loss reserves, and their potential redundancy, were not fully contemplated in the incurred-but-not-reported loss reserves, because our experience had not been validated over an appropriate period of time.

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

The table below provides a summary of these actuarial models along with an outline of the model advantages, disadvantages and the primary use of the model and key assumptions used on the models:

Model	Model Summary	Model Advantages	Model Disadvantages	Primary Use of Model	Key Assumptions
Incurred Loss Development Method	Historical loss reporting pattern is applied directly to the latest cumulative reported losses (paid plus case reserves) to estimate ultimate losses.	Tends to be responsive to changes in reported losses. May also provide more accurate estimate of ultimate losses for less mature years if historical levels of reserve accuracy are maintained.	May inaccurately react to a change in the adequacy of case reserves.	Principally used for property lines of business, including the property components of residential property lines. Model is also used for older accident years for liability components.	Historical loss development growth will be consistent from year to year. Often an average growth development factor will be utilized.

Paid Loss Development	Historical loss payment pattern is applied directly to the latest cumulative paid losses to estimate ultimate losses.	Estimates of ultimate losses are independent of case reserve adequacy and are unaffected by changes in case reserving practices.	The nature of liability payment patterns requires the application of large development factors to relatively small payments in most immature years.	Principally used for liability lines. It is more applicable in middle maturity accident years. This model is also used if there has been a change in case reserving philosophies.	Claims closing rates are consistent.

Hindsight Average Claim Cost	An estimate of the remaining reserves is divided by the number of open claims. These average claims costs are trended forward. From this average remaining claim cost we subtract the current average pending claim and then multiply the difference by the number of open claims. The result is a projection of IBNR.	The number of open claims is the basis of this approach and consequently, changes in reserve adequacy will not affect the result of this method.	Changes in claim closing rates will cause differences in historical averages (i.e. claim population at the same age of development is different.) This method does not reflect claims adjustment information, which is more important in older years.	Principally used for liability lines of business. It is appropriate for more recent accident years and may also be used if there has been a change in case reserving philosophies.	Ultimate settlement of open claims is consistent with historical trends. Claims closing rates are consistent.

Bornhuetter / Ferguson	This method bases the projection of losses on the loss ratio and percent of losses reported to date for an accident year. This model is often used in newer lines of business and may incorporate industry information.	This method is less sensitive than the incurred loss development method to the volatility that is present in the reported losses in the early stages of development.	Ignores current information as it assumes similar exposures and loss potential for all accident years, unless specific adjustments are made to account for changes.	Principally used for liability lines of business, although it may also be used for property lines of business for high catastrophe periods and lines of business that are less mature.	The selected initial expected loss ratio is reflective of the actual loss ratio. Reporting and/or payment patterns are consistent.

In determining the appropriate models to utilize for our various lines of business, our consulting actuary considers the following factors:

•	Characteristics of the line of business (property or liability)

•	The history of the lines of business

•	The number of years of company specific historical development data

•	The age of accident year

•	Other specific operating factors, such as changes in claims reserving philosophies or changes in claims personnel management

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

Based on the considerations noted above, and our historical loss reserve development patterns, we believe it is reasonably likely that our December 31, 2007 net property and casualty loss reserves will develop with a redundancy in the range of 5 percent to 15 percent, although it is possible that the actual development will be more or less. A chart outlining the after-tax earnings impact of reasonably likely redundancies is shown below. The potential earnings impact of the 2007 loss reserves redundancy on our 2008 after-tax earnings assumes no development, positive or negative, relative to the December 31, 2007 loss reserves.

Potential Percent Redundant	Potential After- Tax Earnings Impact
5%	$4.8 million
10%	$9.7 million
15%	$14.5 million

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

Due to the nature of our non-catastrophe related reinsurance programs, the results of operations related to these programs did not significantly fluctuate during the three year period ended December 31, 2007.

However, our operating results were impacted to varying degrees by our catastrophe reinsurance program. Catastrophe reinsurance costs, including reinstatements, totaled $34.9 million, $25.8 million and $31.9 million during 2007, 2006 and 2005, respectively. The Company’s gross catastrophe losses for 2007, 2006 and 2005 were $31.3 million, $41.9 million and $232.1 million, respectively, of which $8.5 million, $7.4 million and $179.4 million, respectively, were recovered through our catastrophe reinsurers.

Our 2007 catastrophe reinsurance program is similar to the 2006 structure, but includes an additional $50 million layer of protection on top of our previous $150 million cover. In addition, in August, we added an additional $50 million layer of protection on top of our $200 million coverage in place for 2007. The cost of our base catastrophe reinsurance program, which includes the purchase of the additional cover, adversely impacted our 2007 earnings by approximately $0.29 per share (diluted). The cost of our catastrophe reinsurance program has increased significantly in 2006 and 2007 due to the volatile weather patterns experienced in 2005. However, we have implemented appropriate rate increases and/or product changes in order to recoup a substantial portion of these increased costs.

While the hurricane activity over the past couple of years has significantly increased the cost of obtaining reinsurance, our strong relationships with our reinsurers have allowed us to provide exposure management that is consistent with our overall risk management strategy. In addition, our strong relationships with our reinsurers and our disciplined overall exposure management philosophy, combined with the financial strength of these reinsurers (as of December 31, 2007, approximately 98% of the Company’s catastrophe reinsurers had an A.M. Best rating of “A-” or better), allow us to be confident that we will be able to effectively manage our exposures in the future.

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

When a security is considered other-than-temporarily impaired, we monitor trends or circumstances that may impact other material investments in our portfolio. For example, we review any other securities that are held in the portfolio from the same issuer and also consider any circumstances that may impact other securities of issuers in the same industry. At December 31, 2007, we had no significant concentration of unrealized losses in any one issuer, industry or sector.

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

It is our intent, and thus the intent of our investment managers, to hold securities that have an unrealized gain or loss. For the securities with an unrealized loss, which in our judgment we believe to be temporary, it is our intent to hold the security for a period of time that will allow the security to recover in value. While the Company has the ultimate authority regarding sales of securities, investment managers may sell certain securities and reinvest the proceeds if they believe returns would be enhanced by doing so, in which case the unrealized gain or loss will be recognized as a realized gain or loss. As part of our comprehensive quarterly review for other than temporary impairment, the Company asks investment managers to identify any securities in which they have the intent to sell in the near term. In the case where investment managers have indicated their intent to sell a security in the near term and there is an unrealized loss, we record an other-than-temporary impairment at the balance sheet date, if such date is prior to the sale of the security. At December 31, 2007, we had no securities with an unrealized loss for which a decision was made to sell in the near term.

For the years ended December 31, 2007, 2006, and 2005, we incurred no losses related to other-than-temporary impairments. Impairment charges, if incurred, would be included in the consolidated financial statements in “net realized investment gains (losses)”.

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

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Two FASB Staff Positions on SFAS 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157. The Company is assessing the impact that SFAS 157 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. The Company is assessing the impact that SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”), which causes noncontrolling interest in subsidiaries to be included in the equity section of the balance sheet. The statement is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008. The Company is assessing the impact that SFAS No. 160 will have on its consolidated financial statements.

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

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The risk arises from many of the Company’s investment activities, as the Company invests substantial funds in interest-sensitive assets. The Company manages the interest rate risk inherent in its investment assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. By definition, duration is a measure of the sensitivity of the fair value of a fixed income portfolio to changes in interest rates. Based upon the 4.7 year duration of the Company’s fixed income portfolio as of December 31, 2007, management estimates that a 100 basis point increase in interest rates would decrease the market value of its $852.3 million debt security portfolio by 4.7%, or $40.1 million.

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. The Company’s equity exposure consists primarily of declines in the value of its equity security holdings. As of December 31, 2007, the Company had $245.5 million in equity holdings, including $76.1 million of U.S. Bancorp common stock. A 10% decrease in the market value of U.S. Bancorp’s common stock would decrease the fair value of its equity portfolio by approximately $7.6 million. As of December 31, 2007, the remainder of the Company’s portfolio of equity securities had a beta coefficient (a measure of stock price volatility) of 0.93. This means that, in general, if the S&P 500 Index decreases by 10%, management estimates that the fair value of the remaining equity portfolio will decrease by 9.3%.

The active management of market risk is integral to the Company’s operations. The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Midland Company:

We have audited the accompanying consolidated balance sheets of The Midland Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Midland Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the recognition and related disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension Plan and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 11, 2008

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

Amounts in 000’s

	2007	2006
ASSETS
MARKETABLE SECURITIES:
Fixed income (amortized cost, $845,374 at December 31, 2007 and $792,998 at December 31, 2006)	$852,257	$801,682
Equity (cost, $153,956 at December 31, 2007 and $117,659 at December 31, 2006)	245,509	229,695

Total	1,097,766	1,031,377
CASH	8,699	5,050
ACCOUNTS RECEIVABLE—NET	147,896	141,150
REINSURANCE RECOVERABLES AND PREPAID REINSURANCE PREMIUMS	132,276	128,506
PROPERTY, PLANT AND EQUIPMENT—NET	115,895	91,661
DEFERRED INSURANCE POLICY ACQUISITION COSTS	111,571	99,277
ASSETS OF SUBSIDIARY HELD FOR SALE	50,807	35,510
OTHER ASSETS	37,074	36,997

TOTAL ASSETS	$1,701,984	$1,569,528

See notes to consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

Amounts in 000’s

	2007	2006
LIABILITIES & SHAREHOLDERS’ EQUITY
UNEARNED INSURANCE PREMIUMS	$490,367	$445,324
INSURANCE LOSS RESERVES	230,230	221,639
INSURANCE COMMISSIONS PAYABLE	55,556	46,593
FUNDS HELD UNDER REINSURANCE AGREEMENTS AND REINSURANCE PAYABLES	19,546	15,139
LONG-TERM DEBT	59,590	60,093
NOTES PAYABLE	8,270	17,937
DEFERRED FEDERAL INCOME TAX	35,432	41,711
OTHER PAYABLES AND ACCRUALS	106,872	102,702
JUNIOR SUBORDINATED DEBENTURES	24,000	24,000
LIABILITIES OF SUBSIDIARY HELD FOR SALE	22,207	19,644

TOTAL LIABILITIES	1,052,070	994,782

COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY:
Common stock (issued and outstanding: 19,429 shares at December 31, 2007 and 19,224 shares at December 31, 2006 after deducting treasury stock of 3,577 shares and 3,782 shares, respectively)	959	959
Additional paid-in capital	75,228	65,669
Retained earnings	555,155	477,145
Accumulated other comprehensive income	59,455	72,346
Treasury stock—at cost	(40,883)	(41,373)

TOTAL SHAREHOLDERS’ EQUITY	649,914	574,746

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,701,984	$1,569,528

See notes to consolidated financial statements.

THE MIDLAND COMPANY

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Amounts in 000’s (except per share information)

	2007	2006	2005
REVENUES:
Premiums earned	$759,822	$675,864	$631,864
Other insurance income	13,469	12,929	12,600
Net investment income	47,425	42,223	40,519
Net realized investment gains	13,729	8,445	6,262

Total	834,445	739,461	691,245

COSTS AND EXPENSES:
Losses and loss adjustment expenses	328,896	307,503	286,662
Commissions and other policy acquisition costs	248,882	209,719	198,585
Operating and administrative expenses	151,372	127,682	112,698
Interest expense	4,084	4,545	5,285

Total	733,234	649,449	603,230

INCOME FROM CONTINUTING OPERATIONS BEFORE FEDERAL INCOME TAX	101,211	90,012	88,015
PROVISION FOR FEDERAL INCOME TAX	28,818	24,425	25,855

INCOME FROM CONTINUING OPERATIONS	72,393	65,587	62,160
DISCONTINUED OPERATIONS:
Gain from discontinued operations	21,209	7,842	4,886
Provision for federal income tax	7,442	2,734	1,720

GAIN FROM DISCONTINUED OPERATIONS	13,767	5,108	3,166

NET INCOME	$86,160	$70,695	$65,326

BASIC EARNINGS PER SHARE OF COMMON STOCK:
Continuing operations	$3.74	$3.44	$3.29
Discontinued Operations	0.72	0.26	0.17

Total	$4.46	$3.70	$3.46

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Continuing operations	$3.62	$3.34	$3.20
Discontinued operations	0.68	0.26	0.17

Total	$4.30	$3.60	$3.37

See notes to consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Amounts in 000’s

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Comprehensive Income
BALANCE, DECEMBER 31, 2004	$959	$51,184	$350,141	$73,027	$(43,035)	$432,276
Comprehensive income:
Net income			65,326			65,326	$65,326
Decrease in unrealized gain on marketable securities, net of federal income tax of $(7,743)				(13,877)		(13,877)	(13,877)
Other, net of federal income tax of $(692)				(1,287)		(1,287)	(1,287)

Total comprehensive income							$50,162

Purchase of treasury stock					(1,839)	(1,839)
Issuance of treasury stock for options exercised and employee savings plan		3,520			2,158	5,678
Cash dividends declared			(4,257)			(4,257)
Federal income tax benefit related to the exercise or granting of stock awards		455				455
Stock Option Expense		1,902				1,902

BALANCE, DECEMBER 31, 2005	$959	$57,061	$411,210	$57,863	$(42,716)	$484,377
Comprehensive income:
Net income			70,695			70,695	$70,695
Increase in unrealized gain on marketable securities, net of federal income tax of $9,099				16,899		16,899	16,899
Other, net of federal income tax of $655				1,216		1,216	1,216

Total comprehensive income							$88,810

SFAS 158 pension adjustment, net of federal income tax of (1,956)				(3,632)		(3,632)
Purchase of treasury stock					(2,082)	(2,082)
Issuance of treasury stock for options exercised and employee savings plan		4,656			3,425	8,081
Cash dividends declared			(4,760)			(4,760)
Federal income tax benefit related to the exercise or granting of stock awards		1,420				1,420
Stock option expense		2,532				2,532

BALANCE, DECEMBER 31, 2006	$959	$65,669	$477,145	$72,346	$(41,373)	$574,746
Cumulative effect of FIN 48 adoption			(290)			(290)
Comprehensive income:
Net income			86,160			86,160	$86,160
Decrease in unrealized gain on marketable securities, net of federal income tax of $(7,800)				(14,484)		(14,484)	(14,484)
Other, net of federal income tax of $858				1,593		1,593	1,593

Total comprehensive income							$73,269

Purchase of treasury stock					(2,338)	(2,338)
Issuance of treasury stock for options exercised and employee savings plan		5,257			2,828	8,085
Cash dividends declared			(7,860)			(7,860)
Federal income tax benefit related to the exercise or granting of stock awards		1,330				1,330
Stock option expense		2,972				2,972

BALANCE, DECEMBER 31, 2007	$959	$75,228	$555,155	$59,455	$(40,883)	$649,914

See notes to consolidated financial statements.

THE MIDLAND COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Amounts in 000’s

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,160	$70,695	$65,326
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(13,767)	(5,108)	(3,166)
Depreciation and amortization	7,944	7,433	7,860
Stock-based compensation	7,121	5,616	3,943
Net realized investment gains	(11,786)	(7,175)	(5,870)
Changes in:
Reinsurance recoverables and prepaid reinsurance premiums	(3,770)	13,056	(45,011)
Net accounts receivable	(6,746)	(15,405)	(19,613)
Insurance loss reserves	8,591	(35,739)	21,745
Unearned insurance premiums	45,043	28,576	4,560
Other assets	884	(3,173)	(3,832)
Insurance commissions payable	8,963	4,683	(1,167)
Deferred insurance policy acquisition costs	(12,294)	(4,822)	2,049
Funds held under reinsurance agreements and reinsurance payables	4,407	3,334	(2,117)
Other payables and accruals	2,409	18,240	(589)
Provision (benefit) for deferred federal income taxes	663	(465)	(873)
Other-net	1,863	1,025	2,360

Net cash provided by operating activities – Continuing Operations	125,685	80,771	25,605

Net cash provided by operating activities – Discontinued Operations	11,651	6,272	1,525

Net cash provided by operating activities – Total	137,336	87,043	27,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(15,174)	—
Purchase of marketable securities	(306,743)	(331,244)	(504,809)
Sale of marketable securities	220,447	248,355	457,815
Maturity of marketable securities	31,965	27,367	86,083
Decrease (increase) in cash equivalent marketable securities	(24,592)	25,800	(32,558)
Acquisition of property, plant and equipment	(31,600)	(33,458)	(30,259)
Proceeds from sale of property, plant and equipment	3	199	52

Net cash used in investing activities – Continuing Operations	(110,520)	(78,155)	(23,676)

Net cash used in investing activities – Discontinued Operations	(9,798)	(4,416)	(1,338)

Net cash used in investing activities – Total	(120,318)	(82,571)	(25,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(9,667)	(2,068)	(13,172)
Repayment of long-term debt	(504)	(476)	(1,159)
Issuance of long-term debt	—	—	10,940
Dividends paid	(7,072)	(4,651)	(4,155)
Issuance of treasury stock	5,703	6,103	4,523
Purchase of treasury stock	(2,338)	(2,082)	(1,839)
Excess tax benefits from exercise of stock options	1,330	1,166	—

Net cash used in financing activities – Continuing Operations	(12,548)	(2,008)	(4,862)

Net cash used in financing activities – Discontinued Operations	(821)	(782)	(744)

Net cash used in financing activities – Total	(13,369)	(2,790)	(5,606)

NET INCREASE (DECREASE) IN CASH	3,649	1,682	(3,490)
CASH AT BEGINNING OF PERIOD	5,050	3,368	6,858

CASH AT END OF PERIOD	$8,699	$5,050	$3,368

INTEREST PAID	$4,263	$5,029	$5,753
INCOME TAXES PAID	$33,808	$29,625	$24,600

Treasury stock issued under the Company’s performance stock award plan amounted to $2,382, $1,978 and $1,155 for 2007, 2006 and 2005, respectively.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

1. General Information and Summary of Significant Accounting Policies

The Midland Company (the “Company” or “Midland”) operates in two industries—insurance and transportation with the most significant business activities being in insurance. Midland’s insurance operations are conducted through its wholly-owned subsidiary, American Modern Insurance Group, Inc. (“American Modern”). M/G Transport Services, Inc. and MGT Services, Inc. (collectively “M/G Transport”) operate a fleet of dry cargo barges for the movement of dry bulk commodities such as petroleum coke, ores, barite, sugar and other cargos primarily on the lower Mississippi River and its tributaries. (See Note 19)

The accounting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make numerous estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accompanying consolidated financial statements include estimates for items such as insurance loss reserves, income taxes, various other liability accounts and deferred insurance policy acquisition costs. Actual results could differ from those estimates. Policies that affect the more significant elements of the consolidated financial statements are summarized below.

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

Property and Depreciation — Property, plant and equipment are recorded at cost. The Company periodically measures fixed assets for impairment. Depreciation and amortization are generally calculated over the estimated useful lives of the respective properties (buildings and equipment – 15 to 39 years, furniture and equipment – 3 to 7 years, software development – 4 to 10 years and barges – 23 years).

During 2006, the Company performed an extensive review of its useful life and salvage value estimates as they relate to M/G Transport’s barges. As a result of this review, the Company determined that the useful lives of the barges should be extended from 20 years to 23 years. In addition, the Company determined that the salvage values of each barge should be increased from $10,000 to $30,000. Both of these changes were implemented prospectively and were effective on October 1, 2006. The effect of this change in accounting estimate on the Company’s net income was $146,000 for the fourth quarter of 2006. (See Note 19)

The Company has implemented several modules and is continuing the process of developing an information technology system for its insurance operations. The system is known as modernLINK® and its development began in 2000 and will continue over the next several years. Certain costs that are directly related to this system are capitalized. As components of the system are implemented and placed into service, depreciation commences using the straight-line method over periods ranging from four to ten years.

Goodwill and Other Intangibles — In July 2006, the Company acquired all of the outstanding stock of Southern Pioneer Life Insurance Company, a privately held insurance company located in Trumann, Arkansas. Operating results emanating from this purchase since July 2006 are reported in the “All other insurance” segment.

As a result of this acquisition, the Company recorded $3.2 million in goodwill and $1.7 million in other intangible assets. The other intangible assets will be amortized over periods ranging from five to fifteen years. Future amortization expense will equal (amounts in 000’s): $127 – 2008; $127 – 2009; $127 – 2010; $117 – 2011; $107 in 2012 and $949 – thereafter.

In addition to the $3.2 million of goodwill mentioned above, the Company also has $2.1 million of goodwill related to past business combinations. The goodwill balances are recorded in Other Assets on the Company’s Consolidated Balance Sheets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company accounts for goodwill under the impairment approach. Based on the Company’s impairment review, no impairment charges were necessary for 2007, 2006 or 2005.

Federal Income Tax — Deferred federal income taxes are recognized to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. The Company continually reviews deferred tax assets to determine the necessity of a valuation allowance.

The Company files a consolidated federal income tax return which includes all subsidiaries except subsidiaries acquired in connection with the acquisition of Southern Pioneer Life Insurance Company in 2006. These entities file separate federal tax returns.

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

Insurance Loss Reserves — Unpaid insurance losses and loss adjustment expenses include an amount determined from reports on individual cases and an amount, based on past experience and other assumptions, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amounts are fairly stated, the ultimate liability may be in excess of or less than the amounts provided. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and any adjustments resulting there from are included in earnings currently. Insurance loss reserves also include an amount for claim drafts issued but not yet paid. In addition, insurance loss reserves are presented net of amounts recoverable from salvage and subrogation and include amounts recoverable from reinsurance for which receivables are recognized.

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

American Modern and its independent reinsurance brokers regularly conduct “market security” evaluations of both its current and prospective reinsurers. Such evaluations include a complete review of each reinsurer’s financial condition along with an assessment of credit risk concentrations arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The specific evaluation procedures include, but are not limited to, reviewing the periodic financial statements and ratings assigned to each reinsurer from rating agencies such as S&P, Moody’s and A.M. Best. During 2007, approximately 98% of the Company’s catastrophe reinsurers had an A.M. Best or S&P rating of “A-” or higher.

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

Transportation Revenues — Revenues for river transportation activities are recognized when earned. If freight services are in process at the end of a reporting period, an allocation of revenue between reporting periods is made based on relative transit time in each reporting period with expenses recognized as incurred. (See Note 19)

Statements of Cash Flows — For purposes of the consolidated statements of cash flows, the Company defines cash as cash held in operating accounts at financial institutions. The amounts reported in the consolidated statements of cash flows for the purchase, sale or maturity of marketable securities do not include cash equivalents.

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

Derivative Instruments — The Company accounts for its derivatives under Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The standard requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income or current earnings or both, as appropriate. During 2002, the Company entered into a series of interest rate swaps to convert $30 million of floating rate debt to a fixed rate. The interest rate swaps were designated as a cash flow hedge and were deemed to be 100% effective. Thus, the changes in the fair value of the swap agreements are recorded as a separate component of shareholders’ equity and have no impact on the Consolidated Statements of Income. The interest rate swap agreements ended during 2005 and, therefore, no balances were outstanding related to these derivatives at December 31, 2007 or 2006. In addition, the company held certain investment with embedded derivative features, these are described more fully in Note 2.

Stock Option and Award Plans — Midland has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. During the fourth quarter of 2005, the Company elected to early adopt SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) under the modified retrospective approach, restating only prior interim periods in fiscal 2005. As a result, the Company has applied SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered, that were outstanding as of January 1, 2005, are being recognized as the requisite service is rendered on or after January 1, 2005 (generally over the remaining option vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated previously for pro forma disclosures. Prior to the fourth quarter of 2005, the Company accounted for compensation expense related to such transactions using the “intrinsic value” based method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and its related interpretations. Midland’s equity compensation plans are described more fully in Note 13.

The fair values of the 2007, 2006 and 2005 option grants were estimated on the date of the grant using the Black Scholes option-pricing model with the following (weighted average) assumptions:

	2007	2006	2005
Fair value of options granted	$16.04	$11.72	$12.31
Dividend yield	0.8%	0.9%	1.0%
Expected volatility	27.7%	28.9%	30.5%
Risk free interest rate	4.7%	4.5%	4.0%
Expected life (in years)	7.0	7.0	7.5

New Accounting Standards — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Two FASB Staff Positions on SFAS 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157. The Company is assessing the impact that SFAS 157 will have on its consolidated financial statements.

Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132 (R) (“SFAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS 158 were effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 resulted in a reduction of shareholders’ equity of $3.6 million, net of tax, at December 31, 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Standard allows the valuation of certain financial assets and liabilities to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is assessing the impact that SFAS 159 will have on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). This FSP amends FASB Interpretation No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation is effective upon initial adoption of FIN 48. As the Company had applied Interpretation 48 in a manner consistent with the provisions of this FSP there was no impact of this new pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. The Company is assessing the impact that SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS No. 160”), which causes noncontrolling interest in subsidiaries to be included in the equity section of the balance sheet. The statement is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008. The Company is assessing the impact that SFAS No. 160 will have on its consolidated financial statements.

2. Marketable Securities

	Thousands of Dollars
	Cost or Amortized Cost	Gross Unrealized		Fair Value
2007		Gains	Losses
Debt Securities:
Governments	$23,746	$1,030	$1	$24,775
Mortgage Backed	132,215	1,969	444	133,740
Municipals	432,855	6,710	1,856	437,709
Corporates	167,136	3,372	3,897	166,611
Cash Equivalents	78,298	—	—	78,298
Other—Notes Receivable	913	—	—	913
Accrued Interest	10,211	—	—	10,211

Total	845,374	13,081	6,198	852,257

Equity Securities	150,493	97,820	6,267	242,046
Derivatives	2,105	—	—	2,105
Accrued Dividends	1,358	—	—	1,358

Total	153,956	97,820	6,267	245,509

Total Marketable
Securities	$999,330	$110,901	$12,465	$1,097,766

	Thousands of Dollars
	Cost or Amortized Cost	Gross Unrealized		Fair Value
2006		Gains	Losses
Debt Securities:
Governments	$39,409	$683	$240	$39,852
Mortgage Backed	118,379	751	897	118,233
Municipals	405,694	5,538	907	410,325
Corporates	164,921	5,182	1,426	168,677
Cash Equivalents	53,586	—	—	53,586
Other—Notes Receivable	1,048	—	—	1,048
Accrued Interest	9,961	—	—	9,961

Total	792,998	12,154	3,470	801,682

Equity Securities	112,609	112,690	654	224,645
Derivatives	3,884	—	—	3,884
Accrued Dividends	1,166	—	—	1,166

Total	117,659	112,690	654	229,695

Total Marketable
Securities	$910,657	$124,844	$4,124	$1,031,377

At December 31, 2007 and 2006, the fair value of the Company’s investment in the common stock of US Bancorp, which exceeded 10% of the Company’s shareholders’ equity, was $76.1 million and $88.8 million, respectively. Also, at December 31, 2007 and 2006, the market value of the Company’s investment portfolio includes approximately $12.0 million and $24.2 million, respectively, of convertible securities, some of which contain derivatives features.

The following is investment information summarized by investment category (amounts in 000’s):

	2007	2006	2005
Investment Income:
Interest on Fixed Income Securities	$40,247	$37,435	$35,942
Dividends on Equity Securities	9,394	6,983	6,688
Investment Expense	(2,216)	(2,195)	(2,111)

Net Investment Income	$47,425	$42,223	$40,519

Net Realized Investment Gains (Losses):
Fixed Income:
Gross Realized Gains	$3,090	$2,832	$3,822

Gross Realized Losses	(2,605)	(2,884)	(4,067)

Equity Securities:
Gross Realized Gains	16,460	9,363	8,804

Gross Realized Losses	(3,216)	(866)	(2,297)

Net Realized Investment Gains	$13,729	$8,445	$6,262

Change in Unrealized Investment Gains (Losses):
Fixed Income	$(1,801)	$387	$(16,828)
Equity Securities	(20,483)	25,611	(4,523)

Change in Unrealized Investment Gains (Losses)	$(22,284)	$25,998	$(21,351)

Included in Net Realized Investment Gains (Losses) for 2007, 2006 and 2005 is the change in the fair value of derivative features of (amounts in 000’s) $160, $1,041, and $392 respectively.

The cost or amortized cost and approximate fair value of debt securities held at December 31, 2007, summarized by contractual maturities, are shown below. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties (amounts in 000’s).

	Cost or Amortized Cost	Fair Value
One year or less	$93,442	$93,557
After one year through five years	145,180	148,580
After five years through ten years	283,448	285,145
After ten years	323,304	324,975

Total	$845,374	$852,257

The Company’s fixed income portfolio primarily consists of high quality investment grade securities and has an “AA” Standard & Poor’s average quality rating at December 31, 2007. The Company performs quarterly comprehensive reviews of individual fixed income and equity portfolio holdings that have a market value less than their respective carrying value. The Company, with the assistance of its external professional money managers, applies both quantitative and qualitative criteria in its evaluation of possible other-than-temporary impairment, including facts specific to each individual investment, including, but not limited to, the length of time the fair value has been below carrying value, the extent of the decline, the Company’s intent to hold or sell the security, the expectation for each security’s performance as well as prospects for recovery, the credit worthiness and related liquidity of the issuer and the issuer’s business sector.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006 (amounts in 000’s):

2007	Less Than 12 Months
	Fair Value	Unrealized Losses	Number Securities
Governments	$—	$—	—
Mortgage backed	5,881	103	11
Municipals	78,668	1,062	66
Corporates	46,950	2,300	89

Total Debt Securities	131,499	3,465	166

Equity Securities	51,424	6,158	68

Total	$182,923	$9,623	234

	12 Months or More
	Fair Value	Unrealized Losses	Number Securities
Governments	$1,937	$1	4
Mortgage backed	22,590	341	32
Municipals	54,357	794	62
Corporates	21,570	1,597	37

Total Debt Securities	100,454	2,733	135

Equity Securities	1,638	108	4

Total	$102,092	$2,841	139

	Total
	Fair Value	Unrealized Losses	Number Securities
Governments	$1,937	$1	4
Mortgage backed	28,471	444	43
Municipals	133,025	1,856	128
Corporates	68,520	3,897	126

Total Debt Securities	231,953	6,198	301

Equity Securities	53,062	6,267	72

Total	$285,015	$12,465	373

2006	Less Than 12 Months
	Fair Value	Unrealized Losses	Number Securities
Governments	$4,204	$15	5
Mortgage backed	25,243	98	42
Municipals	51,010	220	65
Corporates	48,912	607	72

Total Debt Securities	129,369	940	184

Equity Securities	8,420	481	18

Total	$137,789	$1,421	202

	12 Months or More
	Fair Value	Unrealized Losses	Number Securities
Governments	$9,071	$225	17
Mortgage backed	36,083	800	42
Municipals	68,008	687	77
Corporates	18,969	818	35

Total Debt Securities	132,131	2,530	171

Equity Securities	2,834	173	5

Total	$134,965	$2,703	176

	Total
	Fair Value	Unrealized Losses	Number Securities
Governments	$13,275	$240	22
Mortgage backed	61,326	898	84
Municipals	119,018	907	142
Corporates	67,881	1,425	107

Total Debt Securities	261,500	3,470	355

Equity Securities	11,254	654	23

Total	$272,754	$4,124	378

3. Accounts Receivable—Net

Accounts receivable at December 31, 2007 and 2006 are generally due within one year and consist of the following (amounts in 000’s):

	2007	2006
Insurance	$146,178	$138,227
Other	2,350	3,555

Total	148,528	141,782
Less Allowance for Losses	632	632

Accounts Receivable—Net	$147,896	$141,150

At December 31, 2007 and 2006, the Company had outstanding receivables, all of which were current, from one of its customers of $21.8 million and $20.0 million, respectively.

4. Property, Plant and Equipment—Net

At December 31, 2007 and 2006, property, plant and equipment stated at original cost less accumulated depreciation and amortization consist of the following (amounts in 000’s):

	2007	2006
Land	$1,491	$1,491
Buildings, Equipment, Improvements, Fixtures, etc.	120,393	101,400
Software Development	52,836	40,255

Total	174,720	143,146
Less Accumulated Depreciation and Amortization	58,825	51,485

Property, Plant and Equipment—Net	$115,895	$91,661

Included in Buildings, Improvements, Fixtures, etc. in the above table is $30.5 million of cost related to the expansion of the Company’s headquarters, which was completed in September, 2007 including $1.2 million of capitalized interest. In 2006, Buildings, Improvements, and Fixtures contained $17.4 million of construction in progress related to the expansion of the Company’s headquarters including $0.3 million of capitalized interest.

Included in Software Development in the above table is $32.5 million and $25.6 million of construction in progress for 2007 and 2006, respectively, related to the development of modernLINK, the Company’s proprietary information systems and web enablement initiative. The construction in progress amount includes $3.5 million and $1.9 million of capitalized interest for 2007 and 2006, respectively. As of December 31, 2007 and 2006, the unamortized balance of modernLINK’s software development costs was $41.5 million and $28.3 million, respectively.

Total rent expense related to the rental of equipment included in the accompanying Consolidated Statements of Income is (amounts in 000’s) $12,004 in 2007, $9,643 in 2006 and $3,808 in 2005, of which $8,815, $6,400, and $567 are related to discontinued operations (See Note 19). Future rentals under non-cancelable operating leases are approximately (amounts in 000’s): $2,573 – 2008; $2,466 – 2009; $2,534 – 2010; $2,534 – 2011; $2,534 in 2012 and $17,812 – thereafter. These amounts include future rentals of discontinued operations are approximately $2,468 – 2008; $2,466 – 2009; $2,534 – 2010; $2,534 – 2011; $2,534 in 2012 and $17,812 – thereafter.

Depreciation expense recorded in 2007, 2006 and 2005 was (amounts in 000’s): $9,321, $8,978, and $10,250, respectively. Included in the amounts are $1,963, $1,979, and $2,473 of depreciation expense related to discontinued operations (See Note 19).

5. Deferred Insurance Policy Acquisition Costs

Acquisition costs capitalized during 2007, 2006, and 2005 amounted to $213.3 million, $178.2 million, and $164.0 million, respectively. Amortization of deferred acquisition costs was $201.0 million, $167.3 million, and $166.1 million for 2007, 2006, and 2005, respectively.

6. Notes Payable

The Company had conventional lines of credit with commercial banks of $83 million at both December 31, 2007 and 2006 with none and $10 million in use under these agreements at December 31, 2007 and 2006, respectively. Borrowings under these lines of credit constitute senior debt. Total commercial paper debt outstanding at December 31, 2007 and 2006 was $8.3 million and $7.9 million, respectively.

The aforementioned notes payable, together with outstanding commercial paper, had weighted average interest rates of 4.87% and 5.67% at December 31, 2007 and 2006, respectively.

7. Long-Term Debt

Long-term debt at December 31, 2007 and 2006 is summarized as follows (amounts in 000’s):

	2007	2006
Equipment Obligations, Due Through— 5.51% May 20, 2012	9,732	10,235
Mortgage Notes, Due Through— 5.73% December 20, 2009	13,858	13,858
Unsecured Notes Under a $72 million Credit Facility— 6.37% December 1, 2010	36,000	36,000

Total Obligations	59,590	60,093
Current Maturities	14,390	14,361

Non Current Portion	$45,200	$45,732

The aggregate amount of repayment requirements on long-term debt for the five years subsequent to 2007 are (amounts in 000’s): 2008 – $14,390; 2009 – $562; 2010 – $36,593; 2011 and thereafter – $8,045.

At December 31, 2007 and 2006, the carrying value of the Company’s long-term debt approximated its fair value.

8. Junior Subordinated Debentures

Wholly-owned subsidiary trusts of Midland have issued preferred trust securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the trusts’ obligations. The preferred trust securities are mandatory redeemable upon maturity or redemption of the subordinated debt and are an obligation of Midland. The interest rate related to these securities is based on the 90 day LIBOR rate plus 3.5%, not to exceed 12.5% through the optional redemption dates in April and May 2009, respectively. The interest rates were 8.4% and 8.9% at December 31, 2007 and 2006, respectively. The junior subordinated debentures are due in 2034. They consist of $12 million issued in April 2004 and $12 million issued in May 2004 that are redeemable at the Company’s option any time after April and May 2009, respectively.

9. Federal Income Tax

The provision for federal income tax is summarized as follows (amounts in 000’s):

	2007	2006	2005
Current provision	$28,156	$24,890	$26,723
Deferred provision (benefit)	662	(465)	(868)

Total	$28,818	$24,425	$25,855

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

Balance at January 1, 2007	$331
Additions based on tax positions related to the current year	177
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(21)
Reductions attributable to a lapse of the statue of limitations	(73)

Balance at December 31, 2007	$414

The FIN 48 liability is a component of other payables and accruals on the balance sheet. Of the total $414,000 liability, the entire balance would affect the effective tax rate if recognized.

The Company believes that it is reasonably possible that approximately $82,000 of its currently remaining unrecognized tax positions may be recognized by the end of 2008 as a result of lapse of the statute of limitations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a part of income tax expense. During the year ended December 31, 2007, the Company recognized approximately $15,000 in interest and penalties expense, net of the federal tax benefit, and also recognized interest income, net of tax, of $177,000 attributable primarily to statue expirations for unrecognized tax benefits. The Company had accrued approximately $609,000 and $770,000 for interest and penalties at December 31, 2007, and January 1, 2007, respectively included in other payables and accruals.

The Company files income tax returns in the U.S. federal jurisdiction. Generally, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005. The Internal Revenue Service (IRS) has recently completed their examination of the Company’s U.S. income tax return for 2004. The IRS did not propose any material adjustments to the Company’s tax position.

The federal income tax provision for the years ended December 31, 2007, 2006, and 2005 is different from amounts derived by applying the statutory tax rates to income before federal income tax as follows (amounts in 000’s):

	2007	2006	2005
Federal income tax at statutory rate	$35,424	$31,504	$30,805
Tax effect of:
Tax exempt interest and excludable dividend income	(7,078)	(7,081)	(5,447)
Other—net	472	2	497

Provision for federal income tax	$28,818	$24,425	$25,855

Significant components of the Company’s net deferred federal income tax liability are summarized as follows (amounts in 000’s):

	2007	2006
Deferred tax liabilities:
Deferred insurance policy acquisition costs	$34,291	$29,929
Unrealized gain on marketable securities	34,442	42,241
Accelerated depreciation	5,782	5,100
Other	7,627	6,094

Sub–total	82,142	83,364

Deferred tax assets:
Unearned insurance premiums	27,875	24,711
Pension expense	2,093	1,499
Insurance loss reserves	4,547	4,489
Other	12,195	10,954

Sub–total	46,710	41,653

Deferred federal income tax	$35,432	$41,711

For 2007, 2006, and 2005, $1,330 $1,420, and $455, respectively, of income tax benefits applicable to deductible compensation related to stock options exercised and restricted stock issued were credited to shareholders’ equity.

10. Reinsurance

Premium income in the accompanying consolidated statements of income include (amounts in 000’s) $51,330, $63,580, and $54,386 of earned premiums on assumed business and is net of $162,111, $127,368, and $112,778 of earned premiums on ceded business for 2007, 2006, and 2005, respectively. Written premiums consist of the following (amounts in 000’s):

	2007	2006	2005
Direct	$920,707	$764,012	$676,517
Assumed	45,010	64,987	57,963
Ceded	(161,759)	(134,739)	(107,110)

Net	$803,958	$694,260	$627,370

The net earned premium for the property and casualty group for 2007, 2006, and 2005 was $739,080, $659,379, and $621,230, respectively.

The amounts of recoveries pertaining to property and casualty reinsurance contracts that were deducted from losses incurred during 2007, 2006, and 2005 were (amounts in 000’s): $37,823, $30,722, and $189,407, respectively.

11. Insurance Loss Reserves

Activity in the liability for unpaid insurance losses and loss adjustment expenses (excluding claim checks issued but not yet paid) for the property and casualty companies is summarized as follows (amounts in 000’s):

	2007	2006	2005
Balance at January 1	$181,788	$201,910	$197,666
Less reinsurance recoverables	42,802	53,844	31,364

Net balance at January 1	138,986	148,066	166,302

Incurred related to:
Current year	329,176	310,065	317,978
Prior years	(8,442)	(10,010)	(36,375)

Total incurred	320,734	300,055	281,603

Paid related to:
Current year	248,361	232,682	225,713
Prior years	62,204	76,453	74,126

Total paid	310,565	309,135	299,839

Net balance at December 31	149,155	138,986	148,066
Plus reinsurance recoverables	43,054	42,802	53,844

Balance at December 31	$192,209	$181,788	$201,910

With the benefit of hindsight, including one year of actual development patterns observed during 2007, our 2006 loss reserves were subsequently re-estimated to be $130.5 million. This produced a net cumulative redundancy, after one year of development, of $8.4 million due primarily to favorable loss reserve development related to its personal liability lines and motorcycle products.

In 2005 incurred losses related to prior years benefited from claims settling in 2005 for less than the case base reserve amounts that were estimated at the end of the previous respective years.

	2007	2006	2005
Property and Casualty Gross Loss Reserves	$192,209	$181,788	$201,910
Life and Other Gross Loss Reserves	19,465	19,115	14,378
Outstanding Checks and Drafts	18,556	20,736	38,372

Consolidated Gross Loss Reserves	$230,230	$221,639	$254,660

Loss reserves, net of reinsurance, for Life and Other totaled $6.7 million, $7.4 million, and $6.0 million at December 31, 2007, 2006, and 2005 respectively.

12. Benefit Plans

The Company has a qualified defined benefit pension plan which provides for the payment of annual benefits to participants upon retirement. Such benefits are based on years of service and the participant’s highest compensation during five consecutive years of employment. The Company’s funding policy is to contribute annually an amount sufficient to satisfy ERISA funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future. During 2000, the participants of the qualified pension plan were given a one-time election to opt out of the qualified pension plan and enroll in a qualified self-directed defined contribution retirement plan. All employees hired subsequent to that election are automatically enrolled in the qualified self-directed defined contribution retirement plan. The Company contributed $2.1 million, $2.8 million, and $2.3 million to the qualified self-directed retirement plan for the years 2007, 2006, and 2005, respectively.

The Company has a qualified 401(k) savings plan, a funded non-qualified savings plan and a funded non-qualified self-directed retirement plan. The Company contributed (amounts in 000’s) $1,384, $1,412, and $1,256 to the qualified 401(k) savings plan and $156, $202, and $250 to the non-qualified savings plan for the years 2007, 2006, and 2005, respectively. The Company also has an unfunded non-qualified defined benefit pension plan.

The Company uses a measurement date of December 31 for its pension plans. The following tables include amounts related to both the qualified and non-qualified defined benefit pension plans (amounts in 000’s except for percentages):

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$32,412	$30,953
Service cost	950	909
Interest cost	1,947	1,725
Actuarial (gain)/loss	(2,263)	(141)
Benefits paid	(1,151)	(1,034)

Benefit obligation at end of year (accumulated benefit obligation of $27,202 and $27,097, at 2007 and 2006, respectively)	$31,895	$32,412

Change in plan assets:
Fair value of plan assets at beginning of year	$21,771	$19,741
Actual return on plan assets	1,457	2,048
Employer contributions	1,568	1,016
Benefits paid	(1,151)	(1,034)

Fair value of plan assets at end of year	$23,645	$21,771

Funded status:
Funded status at end of year	$(8,250)	$(10,641)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost in other payables and accruals	$(8,250)	$(10,641)

	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$950	$909	$837
Interest cost	1,947	1,725	1,648
Expected return on assets	(1,792)	(1,655)	(1,580)
Amortization of:
Prior service cost	30	30	30
Actuarial loss	492	477	348

Net periodic benefit cost	$1,627	$1,486	$1,283

	2007	2006	2005
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial gain	$(1,929)	—	—
Amortization of actuarial gain	(492)	—	—
Amortization of prior year service cost	(30)	—	—

Total recognized in other comprehensive income	$(2,451)	—	—

At December 31, 2007, the actuarial loss and prior service cost recognized in accumulated other comprehensive income and not yet recognized as a component of net periodic benefit cost consist of (in 000’s) $6,740 and $242, respectively.

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are (in 000’s) $353 and $30, respectively.

The assumptions used relative to the plans are evaluated annually and updated as necessary. The discount rate assumption is based on average bond yields for high quality corporate bonds. The expected long-term rate of return assumption was based on actuarial recommendations, economic conditions and the historical performance of the plan’s investment portfolio over the past ten years.

	2007	2006	2005
Assumptions:
Weighted average assumptions:
For disclosure:
Discount rate	6.25%	5.90%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%
For measuring net periodic pension benefit cost:
Discount rate	5.90%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected return on plan assets	8.00%	8.00%	8.00%

Plan assets consist primarily of equity and fixed income securities managed by non-affiliated professional investment managers. No plan assets are invested in either real estate or the Company’s stock. The following table reflects the asset allocations at fair value related to plan assets in 2007 and 2006:

	Weighted average asset allocation
	2007	2006
Total equity securities	56%	60%
Total fixed income securities	39%	38%
Cash and cash equivalents	5%	2%

Total	100%	100%

The primary objective for the investment of plan assets is the preservation of capital with an emphasis on long-term growth without undue exposure to risk. Targeted allocations are 50% to 80% for equities and 20% to 50% for fixed income securities.

The Company’s qualified defined benefit pension plan had projected benefit obligations, accumulated benefit obligations and fair value of plan assets amounting to (in 000’s) $29,843, $25,432 and $23,645 in 2007 and $30,726, $25,334 and $21,771 in 2006, respectively. The Company’s non-qualified defined benefit plan had projected benefit obligations, accumulated benefit obligations and fair value of plan assets amounting to (in 000’s) $2,052, $1,770 and $0 in 2007 and $1,686, $1,763 and $0 in 2006, respectively.

The Company made a cash contribution of $1.5 million in 2007 which exceeded its required cash contribution of $0.6 million. The Company’s expected pension benefit payments, which reflect expected future service, for the next ten years are as follows (amounts in 000’s): 2008 — $1,329; 2009 — $1,372; 2010 — $1,420; 2011 — $1,512; 2012 — $1,710; 2013 through 2017 — $11,230.

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

At December 31, 2006 (prior to adoption of SFAS 158) and 2005, the Company’s additional minimum pension liabilities were $4.1 million and $6.0 million, respectively. Related to these actuarially determined minimum pension liabilities, comprehensive income was increased by $1.2 million at December 31, 2006, net of deferred federal income taxes and prior to adoption of SFAS 158, and reduced by $1.6 million, net of deferred federal income taxes, at December 31, 2005.

13. Stock Options and Award Plans

Midland’s equity compensation plans include plans for performance shares and non-qualified stock options.

In 2000, the Company established a performance stock award program. Under this program, shares vest after a three-year performance measurement period and will only be awarded if pre-established performance levels have been achieved. Shares are awarded at no cost and the recipient must have been employed throughout the entire three-year performance period. In 2007, 55,000 shares were issued under this program, 46,000 shares have been earned and are scheduled for distribution in 2008, and a maximum of 82,000 and 69,000 shares could potentially be issued in 2009 and 2010, respectively, related to this program. The expected fair value of these awards is charged to compensation expense over the performance period. Compensation expense for 2007, 2006 and 2005 amounted to (amounts in 000’s) $4,149, $3,085, and $2,215, respectively.

Under the Company’s stock option plans, all of the outstanding stock options at December 31, 2007 were non-qualified options and had an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Of these stock options, 1,112,000 were exercisable at December 31, 2007, and 204,000, 159,000, 114,000 and 42,000 options become exercisable in 2008, 2009, 2010 and 2011, respectively. A summary of stock option transactions follows:

	2007		2006		2005
	(000’s) Shares	Wtd. Avg. Option Price	(000’s) Shares	Wtd. Avg. Option Price	(000’s) Shares	Wtd. Avg. Option Price
Outstanding, beginning of year	1,582	$23.00	1,426	$19.98	1,272	$17.38
Exercised	(129)	18.48	(163)	14.86	(61)	12.97
Forfeited	(8)	33.59	(32)	29.08	(3)	24.74
Granted	188	44.11	351	32.10	218	33.21

Outstanding, end of year	1,633	$25.74	1,582	$23.00	1,426	$19.98

Exercisable, end of year	1,112	$21.16	990	$19.00	916	$16.70

Information regarding such outstanding options at December 31, 2006 follows:

Remaining Life	Outstanding Options (000’s)	Price
One year	37	$13.05
Two years	155	11.38
Three years	157	16.59
Four years	145	20.78
Five years	218	17.23
Six years	210	24.40
Seven years	199	33.21
Eight years	326	32.10
Nine years	186	44.11

Total outstanding	1,633

Weighted average price		$25.74

At December 31, 2007, options exercisable have exercise prices between $11.38 and $44.11 and an average contractual life of approximately 4.74 years.

At December 31, 2007, 750,000 common shares are authorized for future option award or stock grants.

During the fourth quarter of 2005, the Company elected to early adopt SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) under the modified retrospective approach, restating only prior interim periods in fiscal 2005. The Company recognized $3.0 million, $2.5 million and $1.9 million of expense in 2007, 2006 and 2005, respectively, related to its stock option program.

14. Earnings Per Share

The following table is a reconciliation of the number of shares used to compute Basic and Diluted earnings per share. No adjustments are necessary to the income used in the Basic or Diluted calculations for the years ended December 31, 2007, 2006 or 2005.

	Shares in 000’s
	2007	2006	2005
Shares used in basic EPS calculation (average shares outstanding)	19,340	19,081	18,894
Effect of dilutive stock options	544	424	385
Effect of dilutive performance stock awards	133	153	128

Shares used in diluted EPS calculation	20,017	19,658	19,407

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

In January 2001, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock and 414,000 of these shares have been repurchased as of December 31, 2007. No shares were repurchased under this program in 2007 or 2006.

The change in accumulated other comprehensive income is due to changes related to the unrealized gains and losses on investments, the fair value of interest rate swap, additional minimum pension liability and SFAS 158 pension adjustments as follows (amounts in 000’s):

	2007	2006	2005
Unrealized holding gains (losses) on securities arising during the period	$(4,936)	$22,468	$(9,807)
Impact of net realized gain	(13,729)	(8,445)	(6,262)
Income taxes on above	4,181	2,876	2,192

Change in unrealized gains (losses) on securities, net	(14,484)	16,899	(13,877)

Fair value of interest rate swaps	—	—	432
Income taxes on above	—	—	(151)

Change in interest rate swaps, net	—	—	281

Additional pension liability	—	1,871	(2,411)
Income taxes on above	—	(655)	843

Change in additional pension liability, net	—	1,216	(1,568)

SFAS 158 pension adjustment	2,451	(5,587)	—
Income taxes on above	(858)	1,955	—

Change in funded status, net	1,593	(3,632)	—

Net increase (decrease) in accumulated other comprehensive income	$(12,891)	$14,483	$(15,164)

The insurance subsidiaries are subject to state regulations which limit by reference to statutory net income and policyholders’ surplus the dividends that can be paid to their parent company without prior regulatory approval. Dividend restrictions vary between the companies as determined by the laws of the domiciliary states. Under these restrictions, the maximum dividends that may be paid by the insurance subsidiaries in 2008 without regulatory approval total (amounts in 000’s): $58,833; such subsidiaries paid cash dividends of $43,396 in 2007, $13,835 in 2006 and $23,030 in 2005.

Net income as reported by the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices, which differ in certain respects from accounting principles generally accepted in the United States of America, for the Company’s insurance subsidiaries was (amounts in 000’s): $67,632, $64,053 and $68,634 for 2007, 2006 and 2005, respectively. Statutory surplus as reported by the Company’s insurance subsidiaries was (amounts in 000’s): $446,614 and $450,729 at December 31, 2007 and 2006, respectively.

17. Related Party Transactions

The Company has a commercial paper program under which qualified purchasers may invest in the short-term unsecured notes of Midland. Many of the investors in this program are executive officers and directors of the Company. Total commercial paper debt outstanding at December 31, 2007 and 2006 was $8.3 million and $7.9 million, respectively, of which $6.9 million and $6.6 million at those respective dates represented notes held either directly or indirectly by the executive officers and directors of the Company. The effective annual yield paid to all participants in this program was 4.9% as of December 31, 2007, a rate that is considered to be competitive with the market rate for similar instruments.

18. Industry Segments

The Company operates in several industries and Company management reviews operating results by several different classifications (e.g., product line, legal entity, distribution channel). Reportable segments are determined based upon Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and includes residential property, recreational casualty, financial institutions, all other insurance and transportation.

The residential property segment includes primarily manufactured housing and site-built dwelling insurance products. Approximately 36% of American Modern’s property and casualty and credit life gross written premium relates to physical damage insurance and related coverages on manufactured homes, generally written for a term of 12 months with many coverages similar to homeowner’s insurance policies. The recreational casualty segment includes specialty insurance products such as motorcycle, watercraft, recreational vehicle, collector car and snowmobile. The financial institutions segment includes specialty insurance products such as mortgage fire, collateral protection and debt cancellation, which are sold to financial institutions or their customers. The all other insurance segment includes products such as credit life, long-haul truck physical damage, commercial, excess and surplus lines and also includes the results of our fee producing subsidiaries.

The Company writes insurance throughout the United States with larger concentrations in the southern and southeastern states. Transportation includes barge chartering and freight brokerage operations primarily on the lower Mississippi River and its tributaries. Transportation has been classified as discontinued operations for all periods presented. (See Note 19.)

Listed below is financial information required to be reported for each industry segment. The accounting policies used for segment reporting are the same as the accounting policies for the consolidated financial statements. Certain amounts are allocated and certain amounts are not allocated (e.g., assets and investment gains) to each segment for management review. Operating segment information based upon how it is reviewed by the chief operating decision maker, the Company’s President and Chief Executive Officer, is as follows for the years ended December 31, 2007, 2006 and 2005 (amounts in 000’s):

	Insurance Group
Continuing Operations	Residential Property	Recreational Casualty	Financial Institutions	All Other Insurance	Unallocated Insurance Amounts	Corporate and All Other	Intersegment Elimination	Total
2007
Revenues—External customers	$394,830	$95,593	$188,861	$94,005		$2		$773,291
Net investment income	22,441	5,657	7,929	8,962	$325	3,562	$(1,451)	47,425
Net realized investment gains					12,173	1,556		13,729
Interest expense					988	4,706	(1,610)	4,084
Depreciation and amortization	3,464	1,265	491	1,145		1,579		7,944
Income before taxes , continuing operations	54,998	2,073	26,313	26,340	11,729	(20,242)		101,211
Income tax expense					35,793	(6,975)		28,818
Acquisition of fixed assets					17,957	13,643		31,600
Identifiable assets, continuing operations					1,509,391	161,658	(19,872)	1,651,177
2006
Revenues—External customers	$398,886	$97,271	$103,831	$88,681		$124		$688,793
Net investment income	21,376	5,614	5,106	8,310	$342	2,899	$(1,424)	42,223
Net realized investment gains					8,445			8,445
Interest expense					1,130	5,055	(1,640)	4,545
Depreciation and amortization	3,419	1,357	378	960		1,319		7,433
Income before taxes , continuing operations	42,554	10,186	12,507	26,751	7,715	(9,701)		90,012
Income tax expense					28,684	(4,259)		24,425
Acquisition of fixed assets					16,802	16,656		33,458
Identifiable assets, continuing operations					1,419,716	127,657	(13,355)	1,534,018
2005
Revenues—External customers	$384,053	$105,607	$78,424	$76,414		$(34)		$644,464
Net investment income	20,682	6,000	4,194	7,627	$216	2,544	$(744)	40,519
Net realized investment gains					6,262			6,262
Interest expense					1,737	4,375	(827)	5,285
Depreciation and amortization	3,903	1,501	419	939		1,098		7,860
Income before taxes , continuing operations	45,755	12,693	9,471	19,903	5,877	(5,684)		88,015
Income tax expense					28,159	(2,304)		25,855
Acquisition of fixed assets					18,085	12,174		30,259
Identifiable assets, continuing operations					1,295,938	113,767	(21,084)	1,388,621

Transportation – Discontinued Operations

	2007	2006	2005
Revenues—External customers	$64,749	$49.807	$42,185
Interest expense	847	945	761
Depreciation and amortization	1,963	1,979	2,661
Income before taxes	21,209	7,842	4,886
Income tax expense	7,442	2,734	1,720
Acquisition of fixed assets	11,371	17,374	2,176
Identifiable assets	50,807	35,510	39,492

The amounts shown for residential property, recreational casualty, financial institutions, all other insurance and unallocated insurance comprise the consolidated amounts for Midland’s insurance operations subsidiary, American Modern Insurance Group, Inc. Intersegment revenues were not significant for 2007, 2006, or 2005.

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

No single customer contributed in excess of 10% of consolidated revenues in 2007, 2006, or 2005.

19. Discontinued Operations

On October 16, 2007, the Company entered into a Definitive Merger Agreement (the “Merger”) with certain affiliates of the Munich Re Group. In connection with the Merger, the Company began a plan to sell the Company’s transportation subsidiary. As a result, transportation assets and liabilities are classified as held for sale and the operations of the Transport business are classified as discontinued operations for all periods presented.

On February 15, 2008 The Midland Company, an Ohio corporation (“Midland” or the “Company”) entered into a Stock Purchase Agreement (“Agreement”) with M/G Transport Holdings LLC, a Delaware limited liability company and affiliate of Brooklyn NY Holdings LLC (the “Buyer”) pursuant to which the Company agreed to sell all of its shares of capital stock of M/G Transport Services, Inc., an Ohio corporation (“M/G Transport”) and MGT Services, Inc., an Ohio corporation (“M/G Services,” and collectively with M/G Transport, the “Barge Companies”). Pursuant to this Stock Purchase Agreement the Barge Companies would be sold to Buyer for an aggregate purchase price of approximately $112.8 million, subject to a working capital adjustment.

The transactions contemplated by the Agreement are conditional upon the consummation of the transactions contemplated by the Agreement and Plan of Merger among Midland, Munich-American Holding Corporation and Monument Corporation dated October 16, 2007 which are expected to occur in the first half of 2008, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary closing conditions.

The operating results of discontinued operations included in the accompanying consolidated statements of income are as follows: (amounts in 000’s)

	Years Ended December 31,
	2007	2006	2005
Transportation revenues	$64,749	$49,807	$42,185
Transportation expenses	43,540	41,965	37,299

Gain from discontinued operations, before provision for income taxes	21,209	7,842	4,886
Provision for income taxes	7,442	2,734	1,720

Gain from discontinued operations	$13,767	$5,108	$3,166

The components of assets and liabilities held for sale at December 31, 2007 and 2006 are as follows: (amounts in 000’s)

	2007	2006
Assets
Cash	$7	$9
Accounts receivable, net	14,087	7,054
Property, plant & equipment, net	36,240	27,218
Other assets	473	1,229

Total assets	$50,807	$35,510

Liabilities
Long term debt	$5,593	$6,415
Deferred federal income tax	5,145	5,486
Other payables & accruals	11,469	7,743

Total liabilities	$22,207	$19,644

Quarterly Data (Unaudited)

The Midland Company and Subsidiaries

	2007				2006
(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, continuing operations	$197,207	$209,319	$212,938	$214,982	$175,151	$177,714	$190,578	$196,018
Revenues, discontinued operations	12,791	16,372	17,013	18,573	11,781	12,459	14,235	11,332

Revenues, total	$209,998	$225,691	$229,951	$233,555	$186,932	$190,173	$204,813	$207,350

Net Income, continuing operations	$21,325	$21,538	$19,878	$9,652	$20,968	$8,906	$15,878	$19,835
Net Income, discontinued operations	2,436	3,446	3,694	4,191	1,467	899	1,467	1,275

Net income, total	$23,761	$24,984	$23,572	$13,843	$22,435	$9,805	$17,345	$21,110

Basic earnings per common share
Continuing operations	$1.11	$1.11	$1.03	$0.50	$1.10	$0.47	$0.83	$1.03
Discontinued operations	0.12	0.18	0.19	0.21	0.08	0.04	0.08	0.07

Basic earnings per common share(a)	$1.23	$1.29	$1.22	$0.71	$1.18	$0.51	$0.91	$1.10

Diluted earnings per common share
Continuing operations	$1.07	$1.08	$0.99	$0.48	$1.07	$0.45	$0.81	$1.01
Discontinued operations	0.13	0.17	0.19	0.21	0.08	0.05	0.07	0.06

Diluted earnings per common share(a)	$1.20	$1.25	$1.18	$0.69	$1.15	$0.50	$0.88	$1.07

Dividends per common share	$0.1000	$0.1000	$0.1000	$0.1000	$0.06125	$0.06125	$0.06125	$0.06125

Price range of common stock (Nasdaq):
High	$46.00	$47.98	$57.25	$65.00	$37.75	$44.10	$43.75	$47.50

Low	$38.04	$41.79	$45.39	$54.33	$31.91	$32.50	$34.86	$39.84

(a)	The sum of quarterly earnings per common share may not equal the year end earnings per common share due to rounding.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2007. Based on our assessment, we believe that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2007. This report appears on page 66.

March 11, 2008

/s/ John W. Hayden	/s/ W. Todd Gray
John W. Hayden	W. Todd Gray
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Midland Company:

We have audited the internal control over financial reporting of The Midland Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated March 11, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph related to adoption of the recognition and related disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007 and Statement of Financial Accounting Standards Board No. 158, Employers’ Accounting for Defined Benefit Pension Plan and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006) expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

March 11, 2008

ITEM 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company’s Directors is set forth below:

J.P. Hayden, Jr., 78, has served as a director of Midland since 1961. From 1980 through April 1998, Mr. Hayden served as the Chairman of the Board and Chief Executive Officer of Midland and from 1960 through 1979 as President and Chief Executive Officer of Midland. Mr. Hayden has served Midland and its subsidiaries in various capacities since 1950.

William T. Hayden, 54, has served as a director of Midland since 1994, and has served as Secretary to the Board of Directors since 1990. He is a partner with the law firm of Katz, Teller, Brant & Hild L.P.A. in Cincinnati, Ohio, which was founded in 1980. Mr. Hayden has practiced law for more than 27 years and has concentrated his practice in the areas of corporate governance, compliance, and ethics, as well as corporate and financial restructurings and corporate bankruptcy. In addition to serving on Midland’s Board, Mr. Hayden is director of CenterBank where he chairs the Executive Compensation Committee and is a member of the Loan Committee.

John M. O’Mara, 80, has served as a director of Midland since 1983. He is a business consultant and private investor. Mr. O’Mara has been a financial consultant with Citigroup Venture Capital Ltd. since 1993. Prior to 1993, Mr. O’Mara was Chairman and Chief Executive Officer of Global Natural Resources, Inc. In addition, he is currently a member of the Board of Directors of Baldwin & Lyons, Inc.

Francis Marie Thrailkill, OSU Ed.D., 70, has served as a director of Midland since 2001. Sister Thrailkill is President of the College of Mount St. Joseph in Cincinnati, Ohio and has served in this capacity since 1987. Previously, Sister Thrailkill was President of Springfield College in Illinois.

James E. Bushman, 63, has served as a director of Midland since 1997. He is Chairman and Chief Executive Officer of Cast-Fab Technologies, Inc. and Chairman and Chief Executive Officer of Security Systems Equipment Corporation. He has served as Chief Executive Officer of Cast-Fab Technologies, Inc., a privately held manufacturer of castings and precision sheet and plate metal fabrications, since 1988, and as the Chairman and Chief Executive Officer of Security Systems Equipment Corporation, a privately held manufacturer of equipment for the banking and financial services industry, since 1999. He was the President of Carlisle Crane & Excavation, Inc., and the Executive Vice President of Carlisle Enterprises, from 1983 to 1988. Prior to that, Mr. Bushman was a CPA for Arthur Andersen & Co., where he served as a partner from 1977 to 1983, and as a manager from 1972 to 1977. In addition, he is currently a member of the Board of Directors of Ohio National Fund, Inc., The Dow Target Variable Fund, L.L.C., and ABX Air, Inc.

James H. Carey, 75, has served as a director of Midland since 1971. Mr. Carey formerly served as Executive Vice President (Retired) of the Chase Manhattan Bank. He served as Managing Director of Briarcliff Financial Associates, a private financial advisory firm, from 1991 to 2002 and as Chief Executive Officer of National Capital Benefits Corporation, a viatical settlement company, from March 1994 to December 1995. In addition, Mr. Carey is currently Chairman of the Board of Directors of ABX Air, Inc.

John W. Hayden, 50, has served as a director of Midland since 1991. Since 1998 Mr. Hayden has been the Chief Executive Officer and President of Midland. In addition, Mr. Hayden serves as the Chairman, Chief Executive Officer and President of American Modern Insurance Group, Inc., a wholly owned subsidiary of Midland. Before assuming his current responsibilities, Mr. Hayden was a Senior Executive Vice President of Midland and Vice Chairman of American Modern Insurance Group, Inc. Mr. Hayden has served in various capacities for Midland and its subsidiaries with progressively increasing responsibilities since 1981. Mr. Hayden also currently serves on the Board of Directors of Ohio National Financial Services, Inc., Ohio National Mutual Holding, Inc. and The Ohio National Life Insurance Company. Mr. Hayden is also a Director on the Cincinnati Advisory Board of U.S. Bank.

David B. O’Maley, 61, has served as a director of Midland since 1998. Mr. O’Maley is Chairman of the Board, President and Chief Executive Officer of Ohio National Financial Services, Inc., an intermediate insurance holding company that markets insurance and financial products through its affiliates, and of certain of its affiliated companies including its ultimate parent company. Mr. O’Maley has held these positions since 1994 and has been with Ohio National since 1992. In addition, he is currently a member of the Board of Directors of U.S. Bancorp and KGO Development, Inc.

René J. Robichaud, 49, has served as a director of Midland since 2005. Mr. Robichaud served as Chief Executive Officer of NS Group, Inc. from 2000 until his retirement in 2006. Mr. Robichaud also served as President of NS Group, Inc. from 1999 until his retirement. He previously held the position of Chief Operating Officer of NS Group, Inc. from June 1999 to May 2000. Prior to joining NS Group, Inc., Mr. Robichaud worked in investment banking as a managing director at Salomon Smith Barney.

Michael J. Conaton, 74, has served as a director of Midland since 1969. From 1988 until 1998, he served as President of Midland. Mr. Conaton served Midland in various capacities from 1961 until his retirement in 2000. In addition, he served as Chairman of Xavier University’s Board of Trustees for 18 years.

Jerry A. Grundhofer, 63, has served as a director of Midland since 1998. Mr. Grundhofer served as Chairman of the Board of Directors of U.S. Bancorp between December 30, 2002 and December 14, 2007 and currently serves as Chairman Emeritus. He served as Chief Executive Officer of U.S. Bancorp from the merger of Firstar Corporation and U.S. Bancorp in February 2001 until his retirement in 2006. He also served as President of U.S. Bancorp from the time of the merger until October 2004. From 1993 until the merger, he served as Chairman, President and Chief Executive Officer of U.S. Bancorp predecessors Firstar Corporation and Star Banc Corporation. In addition, Mr. Grundhofer is currently a member of the Board of Directors of Ecolab, Inc.

Joseph P. Hayden III, 55, has served as a director of Midland since 1989. He has been Midland’s Chairman of the Board and Chief Operating Officer since 1998. In addition, Mr. Hayden serves as Chairman and Chief Executive Officer of M/G Transport Services, Inc., a wholly owned subsidiary of Midland. Mr. Hayden has served in various capacities for Midland and its subsidiaries with progressively increasing responsibilities since 1975.

William J. Keating, Jr., 54, has served as a director of Midland since 2001. He is a partner with the law firm of Keating Muething & Klekamp PLL, which was founded in 1954. Mr. Keating has practiced law for over 28 years primarily in the area of corporate and business law representing publicly traded and privately held businesses. His practice also includes advising clients on business succession and executive compensation.

John R. LaBar, 76, has served as a director of Midland since 1963. He is a former Vice President and Secretary of Midland. Mr. LaBar served Midland and its subsidiaries in various capacities from 1953 until his retirement in 1998.

Richard M. Norman, 63, has served as a director of Midland since 2002. On December 31, 2007, he retired as Senior Vice President for Finance and Business Services and University Treasurer at Miami University in Oxford, Ohio, a position he held at Miami University since August 1999, and began serving the University as Senior Vice President for Finance and Business Services and Treasurer Emeritus. Prior to August 1999, Mr. Norman served as Vice President for Administration and Associate Treasurer for Rutgers, the State University of New Jersey.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company during 2007, were as follows:

NAME	AGE	POSITION	OFFICER SINCE
John W. Hayden	50	Chief Executive Officer, President and Director	1998
Joseph P. Hayden III	55	Chief Operating Officer and Chairman of the Board of Directors	1998
John I. Von Lehman (1)	55	Executive Vice President	1988
W. Todd Gray (2)	40	Executive Vice President and Chief Financial Officer	2006
Paul F. Gelter (3)	52	Executive Vice President	2005

Background information regarding Messrs. John W. Hayden and Joseph P. Hayden is set forth in the preceding subsection titled “Directors of the Company”.

(1)	On July 27, 2006, Mr. Von Lehman, 55, retired as Chief Financial Officer of the Company after serving in that capacity since 1988. Mr. Von Lehman continued to serve as Executive Vice President and Secretary of the Company until October 25, 2007. At the request of the Board of Directors, Mr. Von Lehman postponed his planned retirement and remained an associate of the Company after October 25, 2007 to assist with matters related to the closing of the transaction anticipated under the Merger Agreement signed with Munich Re on October 16, 2007 and filed as an exhibit to the Company’s Definitive Proxy Statement on February 25, 2008.
(2)	Mr. Gray, 40, was promoted to Executive Vice President and Chief Financial Officer on July 27, 2006; he has served Midland in various capacities with progressively increasing responsibilities for more than 12 years, most recently as Treasurer since 1997.
(3)	Mr. Gelter, 52, joined Midland in June of 2002 as Vice President and was promoted to Executive Vice President on January 1, 2005. Prior to joining Midland, Mr. Gelter worked as an independent consultant, PFG Consulting LLC. Prior to November 1999, Mr. Gelter was a Partner with Andersen Consulting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers, directors and persons who own more than 10% of Midland’s Common Stock, to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. These executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all such forms that they file.

Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons that they timely filed all required Forms 3, 4 and 5, we believe that during fiscal 2007 we complied with all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders.

CODE OF ETHICS

We have adopted a Code of Ethics that complies with NASD Rule 4350(n) and SEC Regulation S-K Item 406, which can be obtained upon written request to our Corporate Secretary at our offices.

Meetings and Committees

Our Board of Directors held a total of twelve meetings during fiscal 2007 and also took certain actions by written consent. No incumbent director during the last fiscal year attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which she/he has been a director) and (ii) the total number of meetings held by all committees on which he or she served. We invite, but do not require, our directors to attend the Annual Meeting. All of our directors attended the 2007 Shareholders’ Meeting.

Our Board appoints committees to help carry out its duties. In particular, Board committees work on key issues in greater detail than would be possible at full Board meetings. Each committee reviews the results of its meetings with the full Board. Our Board of Directors has five standing committees: Audit, Compensation, Executive, Governance & Nominating, and Opportunity. The table below indicates the members of each Board committee:

= Chair = Member

Name	Audit	Compensation	Executive	Governance & Nominating	Opportunity
James Bushman (1)

James Carey

Michael Conaton

Jerry Grundhofer

J.P. Hayden, Jr.

J.P. Hayden III

John Hayden

William Keating, Jr.

Richard Norman

David O’Maley

John O’Mara

René Robichaud

Francis Thrailkill

John Von Lehman (2)

(1)	Mr. Bushman is Vice Chairman of the Audit Committee.
(2)	Mr. Von Lehman’s term as a Director and membership on the Opportunity Committee expired on April 26, 2007.

Audit Committee. The Audit Committee is responsible for facilitating the Board of Directors’ financial oversight responsibilities for Midland. The Committee is also responsible for appointing, retaining, compensating, overseeing, evaluating and terminating the Company’s independent auditors. The Committee alone has the authority to approve all audit engagement fees and terms, as well as all non-audit engagements with the independent auditors. The independent auditors report directly to the Audit Committee. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by Midland concerning accounting, internal accounting controls or auditing matters. The Committee has established procedures for the confidential and anonymous submission by employees of any concerns they may have regarding questionable accounting or auditing matters. The Committee also serves as the Company’s Qualified Legal Compliance Committee for purposes of the attorney conduct rules promulgated by the Securities and Exchange Commission. The Committee also produces the Audit Committee Report as it appears in the Proxy Statement. The members of the Audit Committee are as follows: Mr. Bushman, Mr. Carey, and Mr. Norman. The Board of Directors has determined that Mr. Bushman is an “audit committee financial expert,” as defined under Regulation S-K Item 407(d). Messrs. Bushman, Carey and Norman are “independent” as such term is defined for audit committee members by the listing standards of The NASDAQ Stock Market. The Audit Committee held four meetings during fiscal 2007. The Chairman and/or Vice Chairman of the Audit Committee also participated in seven conference calls in connection with their review and advice to the Board and Company regarding certain of Midland’s earnings releases during fiscal 2007. The Audit Committee Charter is available on the Company’s website at www.midlandcompany.com.

Compensation Committee. The Compensation Committee: (a) reviews and establishes the compensation and benefits for Midland’s Named Executive Officers (defined below) and reports these decisions to the Board of Directors; (b) reviews the compensation and benefits for Midland’s other senior executive officers; (c) reviews the design of and administers, as appropriate, Midland’s broad-based incentive plans; (d) determines and establishes the appropriate retirement and severance packages and benefits to be given by Midland to its Named Executive Officers; (e) monitors the conformity of the aforementioned compensation and incentive packages with various laws and regulatory considerations pertaining to compensation matters; (f) reviews and discusses with management the Compensation Discussion and Analysis (CD&A) section; and (g) determines whether to recommend to the Board of Directors that the CD&A be included in the Company’s proxy statement. The primary processes for establishing and overseeing executive compensation can be found in the Compensation Discussion and Analysis section beginning on page 70 of this Annual Report on Form 10-K. The Compensation Committee Charter is available on the Company’s website at www.midlandcompany.com. Messrs. Bushman, Carey, Keating and O’Mara are “independent” as such term is defined by the listing standards of The NASDAQ Stock Market. The Compensation Committee held four meetings and participated in three conference calls during fiscal 2007.

Executive Committee. The Executive Committee has the authority, during intervals between meetings of the Board of Directors, to exercise all powers of the Board of Directors other than that of filling vacancies on the Board of Directors or on any committee of the Board of Directors. In addition, this Committee reviews and recommends compensation for non-employee members of the Board of Directors. The Executive Committee held four meetings during fiscal 2007.

Governance & Nominating Committee. The Governance & Nominating Committee: (a) identifies and recommends to the Board for election and/or appointment qualified candidates for membership on the Board and the committees of the Board; (b) reviews the independence and other qualifications of Board members, considering questions of possible conflicts of interest among Board members or management and Midland and its subsidiaries, and monitoring all other activities of Board members or management that could interfere with such individuals’ duties to Midland; (c) provides periodic review of Board performance and reports its findings to the Board; and (d) makes recommendations to the Board concerning the composition, size, structure and activities of the Board and its committees. The Governance & Nominating Committee Charter is available on the Company’s website at www.midlandcompany.com under Investor Communications in the “Investor Relations” section and is also available in print to any shareholder who requests a copy. The Governance & Nominating Committee is comprised entirely of directors who meet the independence requirements of The Nasdaq Stock Market and applicable securities laws. The Governance & Nominating Committee held three meetings during fiscal 2007.

Opportunity Committee. The Opportunity Committee: (a) provides advice and counsel as requested by management in the review of opportunities for investment in businesses anticipated to contribute to the Company’s growth and profit objectives; (b) provides advice and counsel as requested by management in the review of decisions on significant investment in the Company’s business, such as real estate, buildings, equipment and technology; and (c) reviews and makes a recommendation to the full Board regarding the Company’s investment to the extent a business or investment opportunity is financially or strategically material to the Company. The Opportunity Committee held two meetings and participated in one conference call during fiscal 2007.

Director Nomination Process

The Governance & Nominating Committee has adopted a Policy Regarding Director Nominations. The Policy establishes minimum qualifications and factors for selection of persons to be nominated to serve as directors. Those factors reflect the Committee’s belief that, among other things, a candidate for the Board should demonstrate experience or expertise needed to offer meaningful and relevant advice and guidance to management, possess the proven ability to exercise sound business judgment, and have consistently demonstrated the highest personal integrity and ethics. The Committee evaluates candidates taking into consideration, among other things, the current composition of the Board, Midland’s operations and its plan for the future, long-term interests of the Company and its shareholders, and the need to maintain a balance of knowledge, experience, and capabilities.

The Policy is subject to periodic review and amendment by the Committee in consultation with other independent directors serving on the Company’s Board and is available to shareholders of record who submit a written request to: The Governance & Nominating Committee, c/o The Board of Directors, The Midland Company, 7000 Midland Boulevard, Amelia, Ohio 45102, ATTN: William J. Keating, Jr.

The Policy provides that the Committee will consider candidates who are duly nominated in writing by “Eligible Nominating Shareholders.” Such nominations must be submitted in accordance with Midland’s Amended and Restated Code of Regulations which, among other things, requires the submission of information required by Regulation 14A under the Securities Exchange Act of 1934. The Committee has never rejected a candidate who has been nominated by a shareholder, but the Committee reserves the right to evaluate and reject nominations in the best interests of Midland and its shareholders.

The Committee has never paid a fee to a third party for assistance in identifying and evaluating prospective nominees to stand for election to the Board of Directors. However, the Committee reserves the right to retain such services in the best interests of Midland and its shareholders.

Communications with the Board of Directors

If you wish to communicate with the Board of Directors, you should mail a written statement of the purpose and substance of your desired communication to: The Midland Company, 7000 Midland Boulevard, Amelia, Ohio 45102, ATTN: Corporate Secretary. Your communication will be reviewed to determine its appropriateness in accordance with the Board’s fiduciary duties. Appropriate inquiries will be forwarded to William J. Keating, Jr., a director of the Company. Our Corporate Secretary reserves the right not to forward to directors any abusive, threatening or otherwise inappropriate materials.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

General Compensation Philosophy

The Compensation Committee of the Board of Directors (the “Committee”) believes that compensation paid to executive officers should be closely aligned with the short-term and long-term performance of the Company and should assist the Company in attracting and retaining key executives. Compensation opportunities should be directly related to factors that influence shareholder value. To that end, the Compensation Committee believes that the total compensation of executive officers should include base salary, annual cash bonus, long-term incentive compensation and Company-sponsored benefit and retirement plans. Components of the compensation packages of Midland’s Named Executive Officers are intended to be competitive, appropriately performance-based, and valued by the Company’s executives.

Compensation Committee

The Committee oversees Midland’s executive officer compensation program by evaluating and establishing compensation and benefits for Midland’s principal executive officers and by reviewing the principles and strategies that guide the compensation plans for Midland’s other senior executive officers. The Committee reports all compensation actions to the full Board. The Committee is composed entirely of independent members of the Board.

Establishing Compensation Levels

Compensation levels for the Named Executive Officers are driven by market pay levels and Company performance. In general, the Company seeks to establish target levels of compensation at the market median, with actual compensation above or below market median in accordance with performance.

Market Pay Levels

Market pay levels for the Named Executive Officers are determined annually through a rigorous analysis of third party surveys and public disclosures of executive compensation made by other relevant companies (collectively, the analysis is referred to as the “Competitive Benchmarking Survey”). The Competitive Benchmarking Survey analyzes base salary, annual cash awards and long-term incentives for insurance companies with which Midland competes for talent and which possess similarly complex business operations. Based on the Competitive Benchmarking Survey, compensation guidelines are established for each executive officer position, providing data on the 25th, 50th (median) and 75th percentile pay levels in the competitive market.

Company Performance

While target compensation levels are generally set at the market median, actual compensation will vary based on Company performance. The annual cash incentive may vary from target based on the Company’s top-line revenue growth and after-tax return on beginning shareholders’ equity. Long-term incentive awards are granted at the target level, as determined by the Committee, and will vary in value depending on the Company’s stock price and growth in book value per share. Consequently, when Company performance is at target, total compensation will approximate the market median. When Company performance is significantly above or below target, total compensation will be significantly above or below the market median, respectively. In 2007, the compensation paid to each Named Executive Officer was above target because the Company’s performance exceeded targets in each measure relevant to the incentive plans. Annual and long-term incentives are discussed in more detail below.

Components of Executive Compensation for 2007

Midland’s executive compensation and benefits packages consist of direct compensation (base salary, cash bonuses and long-term equity-based incentives) and Company-sponsored benefit and retirement plans.

Base Salary

Base salary is intended to attract and retain experienced executives who can drive the Company’s performance. The Committee annually reviews the base salaries of the Company’s Named Executive Officers. The Committee also reviews a Named Executive Officer’s base salary whenever there is a change in the executives’s job responsibilities. Increases in base salary are based on the Competitive Benchmarking Survey, the Officer’s performance throughout the year and Company results. Based on this evaluation, the Committee set the 2007 base salaries of the Company’s COO and CEO at $595,000, an increase of $35,000 (6.3%) above their 2006 base salaries of $560,000. Base salaries for other Named Executive Officers are set forth in the “Salary” column of the Summary Compensation Table.

Bonuses

The Committee believes employees should be rewarded based on Company results. This is accomplished through awards of annual cash bonuses. In 2004, the Board of Directors adopted, and the shareholders approved, The Midland Company Executive Annual Incentive Plan. Under the terms of this Plan, annual bonuses are set at the median of the peer group reflected in the Competitive Benchmarking Survey. Actual cash payouts, if any, are determined by a non-discretionary formula, driven by the two components of top-line revenue growth and after-tax return on beginning shareholders’ equity as established by the Compensation Committee at the beginning of the year. Top-line revenue growth and after-tax return on beginning equity contribute independently to calculation of the annual cash bonus to the extent that Company performance meets or exceeds predetermined performance levels for each factor. Additionally, no bonus will be awarded if the after-tax return on beginning equity falls below a minimum level regardless of Company performance on top-line revenue growth. Under the terms of The Midland Company Executive Annual Incentive Plan, the annual bonuses paid to the Company’s CEO and its COO can range from zero to 170% of their base pay. For other Named Executive Officers, the annual payout under the Plan can range from zero to 100% of base pay.

At the end of 2007, the Committee determined that the Company’s performance exceeded the targets for top-line growth and after-tax return on beginning equity and calculated the percentage of base salary to be paid to each Named Executive Officer as an annual bonus under the terms of The Midland Company Executive Annual Incentive Plan. The COO and the CEO each earned an annual bonus of $1,009,730 based on 2007 results. Annual bonuses earned by the other Named Executive Officers are included in the “Bonus” column of the Summary Compensation Table.

Long-Term Incentive Compensation

Long-term incentive compensation is comprised of stock options and performance share awards. The Committee believes that using equity-based compensation supports the Company’s long-term objective of creating shareholder value, further aligns executive and shareholder interests, and ensures that the Company’s personnel, including executive officers, have a continuing stake in the long-term success of the Company. The Committee believes that the use of performance-based awards is appropriate to reward executives for achievement of objectives that are directly within the executive’s control.

In 2002, the Board of Directors adopted, and the shareholders approved, Midland’s 2002 Employee Incentive Stock Plan. The 2002 Employee Incentive Stock Plan authorizes restricted stock awards, stock option grants, performance share awards and stock appreciation rights.

The Committee has used stock options as long-term incentive compensation for Named Executive Officers since 1999. Performance share awards were introduced in 2000 as a complement to the more traditional long-term incentive vehicle of stock options.

The Committee determines the target value of the long-term incentive compensation to be awarded to the Named Executive Officers after taking into consideration the Competitive Benchmarking Survey, each executive’s performance throughout the year, and Company results. For 2007, the long-term incentive compensation granted by the Company under the 2002 Employee Incentive Stock Plan consisted of stock options and performance share awards. Half of the total target value of the awards was delivered in the form of stock options. The other half of the total target value was delivered in the form of performance share awards.

Each October, at the same time the Committee sets base salary for the upcoming year, the Committee determines the appropriate target value for long-term incentive awards. For 2007, the Committee set the target value of long-term compensation to be awarded at 120 percent of the CEO and COO’s base salary. Each January of the year in which the long-term incentive awards are granted, the Committee prospectively sets a date certain in that year upon which the market value of the Company’s shares will be determined for purposes of awarding stock option and performance share awards. The prospective date is always set to occur after the release of the Company’s prior year’s fourth quarter and annual earnings to allow the market to digest the information prior to the awards.

Stock Options

On February 21, 2007, 3 business days after the release of the Company’s 2006 fourth quarter and full year results, stock options were awarded to the Named Executive Officers as long-term compensation for 2007 pursuant to the Company’s 2002 Employee Incentive Stock Plan. The Named Executive Officers were awarded incentive stock options with an exercise price equal to the fair market value of Midland’s common stock as determined at the close of business on the date of the award. Those stock options increase in value only if the market price of the common stock increases. Stock option awards have a ten-year term and vest ratably on the first, second, third and fourth anniversary of the option award date (i.e., 25% per year). The Company has never adjusted the price of options after awarding those options.

For 2007, the COO and CEO were each granted options to purchase 19,220 shares of Midland’s common stock with an exercise price equal to the fair market value of Midland’s common stock at the close of business on the date of the award. Other Named Executive Officers were awarded the number of stock options shown in the Grant of All Other Equity Awards table.

Performance Share Awards

For 2007, the Committee awarded the Named Executive Officers the chance to earn shares of Midland’s common stock at the end of a three-year performance period (January 1, 2007 to December 31, 2009). The actual payout of these performance shares, if any, is determined by a non-discretionary formula measuring performance as defined by growth in the Company’s book value per share over the performance period.

If growth in book value per share is below a predetermined level, no performance shares will be granted. If growth in book value per share meets or exceeds a predetermined performance level, a varying number of performance shares may be earned. For the Named Executive Officers, the payout from the performance share award program may range from zero to 200% of the target awards based on Company performance.

For 2007, the COO and CEO were each given the opportunity to earn 9,300 shares (at target) of Midland’s common stock at the end of the three-year performance period beginning January 1, 2007 and ending December 31, 2009. The number of performance shares other Named Executive Officers may earn at the end of the three-year performance period is shown in the Grant of Performance-Based Awards table below.

Company-Sponsored Benefit and Retirement Plans

Midland provides Company-sponsored benefit and retirement plans to the Named Executive Officers. The benefits package is designed to assist executives in providing for their own financial security based on their individual needs and preferences. The core benefit package includes health, dental, vision, short- and long-term disability and group term life insurance. The Company also provides retirement benefits to executives through a combination of qualified (under the Internal Revenue Code) and non-qualified plans. In general, executives participate in the Company’s benefit and retirement plans on the same basis as other Company employees.

Perquisites

Perquisites, including personal aircraft usage, financial services, and certain tickets and club memberships, are made available to the CEO and COO. These benefits, and their incremental cost to the Company, are described on page 75 in the Summary Compensation Table and its footnotes. The Committee believes that these perquisites are necessary to more efficiently utilize the CEO’s and COO’s time, to enhance their personal security, and to promote the Company’s business. The Committee and the CEO and COO acknowledge that aircraft usage for personal travel, financial services, and club memberships are personal benefits. As such, the cost to the Company is considered an element of total compensation. The Committee believes these perquisites to be reasonable, comparable with peer companies, and consistent with the Company’s overall compensation practices. The perquisites received by the Company’s CEO and COO represent less than 2% of their total compensation.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that Midland may deduct in any one year with respect to each Named Executive Officer. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. Annual cash incentive compensation, stock option awards and performance share awards generally are performance-based compensation intended to meet those requirements. The Committee believes that compensation paid to the Named Executive Officers for 2007 is properly deductible under Section 162(m), but no assurance can be made in this regard.

Agreements with Named Executive Officers

In January 2000, the Committee, upon advice received from independent compensation consultant Towers Perrin, recommended to the Board of Directors that Midland enter into Employee Retention Agreements with Joseph P. Hayden III, John W. Hayden, and John I. Von Lehman. The agreements are intended to retain the services of these Named Executive Officers and provide for continuity of management in the event of any actual or threatened change in control of the Company. The “double trigger” agreements provide that in the event of a change of control, where the executive also loses his job or suffers a material change in responsibilities, the executive will have specific rights and receive certain benefits. Please see the Section entitled “Potential Payments upon Termination or Change-in-Control” below for additional information regarding the benefits and rights provided by the agreements.

The Employee Retention Agreement entered into between Midland and John I. Von Lehman was terminated May 7, 2007. Mr. Von Lehman’s Agreement was terminated in connection with his impending retirement. Effective October 16, 2007, Mr. Von Lehman entered into a Stay Agreement with the Company. Under this agreement Mr. Von Lehman agreed to continue his employment with the Company in return for a lump sum payment of $562,500, to be paid upon the closing of the merger of the Company with and into Munich-American Holding Corporation (“Munich-American”), or if the closing does not occur prior to July 19, 2008, then on that date.

Also, in January 2000, the Committee recommended that an Employee Retention Plan be implemented to provide certain benefits to other officers of Midland and its subsidiaries in the event of a change of control. On October 25, 2007, upon recommendation of the Committee, the Board of Directors terminated this Employee Retention Plan.

Mr. Joseph P. Hayden III signed a term sheet for the benefit of Monument Corporation, an Ohio Corporation that is a direct, wholly-owned subsidiary of Munich-American formed solely for the purpose of consummating the merger, for an Incentive Agreement effective October 16, 2007. Details of the Agreement are contained in the Company’s Merger Proxy Statement, mailed to shareholders on or about February 25, 2008.

Messrs. John W. Hayden, Gray and Gelter signed term sheets for the benefit of Monument Corporation related to Post-Merger Employment Agreements. Post-Merger Employment Agreements become effective upon the consummation of the merger and execution of the Post-Merger Employment Agreement. These Post-Merger Employment Agreements will supplant any rights under prior agreements with the Company relating to severance, retention or stay benefits. Details of these Agreements are contained in the Company’s Merger Proxy Statement, mailed to shareholders on or about February 25, 2008.

COO and CEO’s Role in the Compensation Decision Process

The Committee considers recommendations of the COO and CEO in determining base salary, annual bonus and long-term incentive compensation of the Company’s other Named Executive Officers. In making their recommendations, the COO and CEO utilize the Competitive Benchmarking Survey and review each executive’s responsibilities and performance over the prior year. The COO and CEO play no role in the compensation process with respect to their own compensation.

Independent Consultant

The Committee has the authority under its charter to engage the services of outside advisors. The Committee annually uses a nationally-recognized independent executive compensation consulting firm to assist the Committee in evaluating the ongoing competitiveness of the Company’s executive compensation programs, taking into account current and emerging compensation practices in the insurance industry, legal and regulatory developments, and corporate governance trends. To evaluate and determine compensation for 2007, the Committee hired Mercer Human Resource Consulting, a national executive compensation consulting firm, to conduct the Competitive Benchmarking Survey and other analysis regarding the Company’s executive compensation programs, policies and decisions. This analysis assured the Committee that Midland’s compensation programs are, in fact, designed to attract and retain the talent necessary to maintain its long history of strong growth, profitability and shareholder returns. The compensation consultant reports directly to the Compensation Committee. The Committee annually determines that its compensation consultant remains independent.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Members of the Compensation Committee:	John M. O’Mara (Chairman)
James E. Bushman
James H. Carey
William J. Keating, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee currently consists of Messrs. Bushman, Carey, Keating and O’Mara. None of the members of our Compensation Committee: (i) has ever been an officer or employee of the Company; (ii) is or was a participant in any “related person” transaction in 2007; or (iii) is an executive officer of another entity, at which one of our executive officers serves on the board of directors.

EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table shows, as to the Chief Executive Officer and the Chief Financial Officers and each of the three most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year (the “Named Executive Officers”), information concerning compensation paid for services to Midland in all capacities during the last fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Stock Awards ($) (2)		Option Awards ($) (3)			Non-Equity Incentive Plan Compensation ($) (4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($) (5)		Total ($)
(a)	(b)	(c)		(d)	(e)		(f)			(g)		(h)	(i)		(j)
John W. Hayden President and Chief Executive Officer (Principal Executive Officer)	2007 2006	$ $	595,000 560,000	— —	$ $	1,054,009 762,391	$ $	257,700 216,519		$ $	1,009,730 841,473	— —	$ $	166,007 127,350	$ $	3,082,446 2,507,733

John I. Von Lehman Executive Vice President (Secretary until October 25, 2007)(6)	2007 2006	$ $	375,000 355,000	— —	$ $	413,694 325,594	$ $	286,072 92,442	(9)	$ $	374,344 313,785	— —	$ $	64,551 52,363	$ $	1,513,661 1,139,184

W. Todd Gray Executive Vice President and Chief Financial Officer (Principal Financial Officer) (7)	2007 2006	$ $	271,700 234,200	— —	$ $	138,794 81,249	$ $	32,599 22,950		$ $	271,225 147,725	— —	$ $	38,026 27,048	$ $	752,344 513,172

Joseph P. Hayden III Chairman and Chief Operating Officer	2007 2006	$ $	595,000 560,000	— —	$ $	1,054,009 761,399	$ $	257,700 216,519		$ $	1,009,730 841,473	— —	$ $	156,906 115,761	$ $	3,073,345 2,495,152

Paul F. Gelter Executive Vice President (8)	2007 2006	$ $	300,000 272,500	— —	$ $	260,120 213,031	$ $	63,730 52,179		$ $	299,475 241,599	— —	$ $	50,149 39,904	$ $	973,474 819,213

(1)	Amounts shown are not reduced to reflect the Named Executive Officers’ elections, if any, to defer receipt of salary into Company’s deferred compensation plan.
(2)	Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R) of performance shares that were awarded contingent on the attainment of certain performance objectives based on growth in Midland’s Shareholders’ Equity, and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2007.
(3)	Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R) of stock option awards, and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2007.
(4)	Amounts reflect the cash awards to the named individuals under the Executive Annual Incentive Plan, which is discussed in further detail on page 71 under the heading “Bonuses.” Amounts are based on the amount earned during 2007 but were actually paid in February of 2008.
(5)	Please refer to the All Other Compensation Table below for additional information.

(6)	On July 27, 2006, Mr. Von Lehman, 55, announced his plans to retire during the third quarter of 2007. Due to the pending transaction, as described in the Merger Agreement filed with the Company’s preliminary proxy statement on November 26, 2007, Mr. Von Lehman agreed to postpone his retirement until resolution of the transaction. He will remain with the Company as Executive Vice President of Midland until his retirement.

(7)	Mr. Gray, 40, was promoted to Executive Vice President and Chief Financial Officer on July 27, 2006; he has served Midland in various capacities with progressively increasing responsibilities for more than 12 years, most recently as Treasurer since 1997.

(8)	Mr. Gelter, 52, joined Midland in June of 2002 as Vice President and was promoted to Executive Vice President on January 1, 2005. Prior to joining Midland, Mr. Gelter worked as an independent consultant, PFG Consulting LLC. Prior to November 1999, Mr. Gelter was a Partner with Andersen Consulting.

(9)	As a result of Mr. Von Lehman’s announced retirement, as described in footnote 6 above, the vesting period of all of his outstanding options was accelerated to coincide with his planned retirement date. The amount herein reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R).

ALL OTHER COMPENSATION TABLE

The following table describes each component of the All Other Compensation column in the Summary Compensation Table.

Name of Executive	Perquisites and Other Personal Benefits		Tax Gross-Up Payments		Company Contributions to Defined Contribution Plans (6)	Insurance Premiums (7)	Total
(a)	(b)		(c)		(d)	(e)	(f)
John W. Hayden	$27,907	(1)	$3,872	(4)	$133,199	$1,029	$166,007

John I. Von Lehman	—	(2)	$760	(5)	$62,582	$1,209	$64,551

W. Todd Gray	—	(2)	$361	(5)	$37,186	$479	$38,026

Joseph P. Hayden III	$20,421	(3)	$2,034	(5)	$133,199	$1,252	$156,906

Paul F. Gelter	—	(2)	$569	(5)	$48,739	$841	$50,149

(1)	Amounts reflect the total amount of perquisites and other personal benefits provided, none of which individually exceeded the greater of $25,000 or 10 percent of the total amount of these benefits for the Named Executive Officer. These perquisites and other benefits include: (a) financial planning services; (b) personal use of the company aircraft; (c) club dues; (d) commuting expenses; and (e) personal use of event tickets.
(2)	Amount of perquisites and other personal benefits has been omitted as the aggregate amount of such benefits for the Named Executive Officer is less than $10,000.
(3)	Amounts reflect the total amount of perquisites and other personal benefits provided, none of which individually exceeded the greater of $25,000 or 10 percent of the total amount of these benefits for the Named Executive Officer. These perquisites and other benefits include: (a) financial planning services; (b) club dues; (c) commuting expenses; and (d) personal use of event tickets.
(4)	Amount represents sums reimbursed for the payment of taxes with respect to personal use of the company aircraft and employer contributions to the Named Executive Officer’s non-qualified savings plan account and non-qualified defined contribution plan account.
(5)	Amount represents sums reimbursed for the payment of taxes with respect to company contributions to the Named Executive Officer’s nonqualified savings plan account and nonqualified defined contribution plan account.
(6)	Amount represents company contributions for the Named Executive Officer to defined contribution plans. The company has a 401(k) savings plan, a non-qualified savings plan, a self-directed retirement plan and a non-qualified self-directed retirement plan.
(7)	Amount represents group term life insurance and long-term disability insurance premiums for the Named Executive Officers that were paid by the Company.

Grants of Plan-Based Awards in Last Fiscal Year

The following table sets forth, for each of the Named Executive Officers, the plan-based awards granted under Midland’s 2002 Employee Incentive Stock Plan during fiscal 2007.

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)						Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Under- lying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date		Thresh- old ($)		Target ($)		Maxi- mum ($)		Thresh- old (#)	Target (#)	Maxi- mum (#)
(a)	(b)		(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)	(k)	(l)
John W. Hayden	2/21/07 2/21/07 —		$	— — 252,875	$	— — 505,750	$	— — 1,011,500	— 4,650 —	— 9,300 —	— 18,600 —	— — —	19,220 — —	$44.11 — —	$308,289 — —

John I. Von Lehman	2/21/07 2/21/07 —		$	— — 93,750	$	— — 187,500	$	— — 375,000	— 1,480 —	— 2,960 —	— 5,920 —	— — —	6,115 — —	$44.11 — —	$98,085 — —

W. Todd Gray	2/21/07 2/21/07 —		$	— — 67,925	$	— — 135,850	$	— — 271700	— 885 —	— 1,770 —	— 3,540 —	— — —	3,655 — —	$44.11 — —	$58,626 — —

Joseph P. Hayden III	2/21/07 2/21/07 —		$	— — 252,875	$	— — 505,750	$	— — 1,011,500	— 4,650 —	— 9,300 —	— 18,600 —	— — —	19,220 — —	$44.11 — —	$308,289 — —

Paul F. Gelter	6/30/07 2/21/07 2/21/07 —	(5)	$	— — — 75,000	$	— — — 150,000	$	— — — 300,000	— — 978 —	— — 1,955 —	— — 3,910 —	5 — — —	— 4,040 — —	$ — 44.11 — —	$ — 64,802 — —

(1)	These columns show the range of payouts targeted for 2007 performance under Midland’s Executive Annual Incentive Plan as described in the section titled “Bonuses” in the Compensation Discussion and Analysis. The 2008 bonus payment for 2007 performance has been made based on the metrics described and is shown in the Summary Compensation Table in the column titled “Non-equity Incentive Plan Compensation.”
(2)	Amounts represent the number of restricted performance shares awarded to the Named Executive Officers. The actual number of shares that will ultimately be granted to each executive is contingent on the attainment of certain performance objectives based on the growth in Midland’s Shareholders’ Equity through December 31, 2008, which could range from zero to 200 percent of the original shares awarded.
(3)	Stock option awards have a ten-year term and vest ratably on the first, second, third and fourth anniversary of the option award date (i.e., 25% per year).
(4)	Amounts represent the grant date fair value of the option awards granted to the Named Executive Officers. The grant date fair value was calculated using the Black-Scholes option pricing formula and was determined to be $16.04 per share.
(5)	Amount represents 5 shares awarded to the Named Executive Officer pursuant to the Company’s Employee Stock Service Award Plan. The shares were awarded in June 2007 and the market value of the awards is based on the closing market price of Midland (MLAN) stock on June 30, 2007, which was $46.94.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the current holdings of stock option awards by the Named Executive Officers under Midland’s 1992 Associate Incentive Stock Option Plan and 2002 Employee Incentive Stock Plan and restricted performance share awards under Midland’s 2002 Employee Incentive Stock Plan at the end of fiscal 2007. The table includes unexercised and unvested option awards and unvested restricted performance share awards with performance conditions that have not yet been satisfied. Each equity grant is shown separately for each Named Executive Officer.

Under the Company’s stock option plan, stock option awards have a ten-year term and vest ratably on the first, second, third and fourth anniversary of the option award date (i.e., 25% per year). Under the Company’s restricted performance share program, shares vest after a three-year performance period and will only be awarded if pre-established performance levels have been achieved. The market value of the stock awards is based on the closing market price of Midland (MLAN) stock as of December 31, 2007, which was $64.69. The market value as of December 31, 2007, assumes satisfaction of the objectives at the target level.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards (1)					Stock Awards (2)
Name	Year Equity Award Granted	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)		(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)
John W. Hayden	2007	—	19,220	$44.11	2/20/2017	—	—	9,300	$601,617
	2006	7,646	22,939	$32.10	2/22/2016	—	—	10,100	$653,369
	2005	8,858	8.857	$33.21	2/17/2015	—	—	7,440	$481,294
	2004	14,704	4,901	$24.40	2/18/2014	—	—	—	—
	2003	25,135	—	$17.23	2/13/2013	—	—	—	—
	2002	19,880	—	$20.78	2/14/2012	—	—	—	—
	2001	24,000	—	$16.59	2/15/2011	—	—	—	—
	2000	25,400	—	$11.38	2/21/2010	—	—	—	—

John I. Von Lehman	2007	—	6,115	$44.11	2/20/2017	—	—	2,960	$191,482
	2006	2,938	8,812	$32.10	2/22/2016	—	—	3,880	$250,997
	2005	4,035	4,035	$33.21	2/17/2015	—	—	3,390	$219,299
	2004	2,244	2,181	$24.40	2/18/2014	—	—	—	—
	2003	2,820	—	$17.23	2/13/2013	—	—	—	—
	2002	—	—	$20.78	2/14/2012	—	—	—	—
	2001	—	—	$16.59	2/15/2011	—	—	—	—
	2000	—	—	$11.38	2/21/2010	—	—	—

W. Todd Gray	2007	—	3,655	$44.11	2/20/2017	—	—	1,770	$114,501
	2006	774	2,321	$32.10	2/22/2016	—	—	1,020	$65,984
	2005	953	952	$33.21	2/17/2015	—	—	800	$51,752
	2004	1,628	542	$24.40	2/18/2014	—	—	—	—
	2003	2,755	—	$17.23	2/13/2013	—	—	—	—
	2002	1,900	—	$20.78	2/14/2012	—	—	—	—
	2001	2,000	—	$16.59	2/15/2011	—	—	—	—
	2000	2,200	—	$11.38	2/21/2010	—	—	—	—

Joseph P. Hayden III	2007	—	19,220	$44.11	2/20/2017	—	—	9,300	$601,617
	2006	7,646	22,939	$32.10	2/22/2016	—	—	10,100	$653,369
	2005	8,858	8.857	$33.21	2/17/2015	—	—	7,440	$481,294
	2004	14,704	4,901	$24.40	2/18/2014	—	—	—	—
	2003	25,135	—	$17.23	2/13/2013	—	—	—	—
	2002	19,880	—	$20.78	2/14/2012	—	—	—	—
	2001	24,000	—	$16.59	2/15/2011	—	—	—	—
	2000	25,400	—	$11.38	2/21/2010	—	—	—	—

Paul F. Gelter	2007	—	4,040	$44.11	2/20/2017	—	—	1,955	$126,469
	2006	1,809	5,426	$32.10	2/22/2016	—	—	2,390	$154,609
	2005	2,498	2,497	$33.21	2/17/2015	—	—	2,100	$135,849
	2004	1,432	4,298	$24.40	2/18/2014	—	—	—	—
	2003	4,335	—	$17.23	2/13/2013	—	—	—	—

(1)	Amounts reflect stock option awards that were granted pursuant to the 1992 Associate Incentive Stock Option Plan and 2002 Employee Incentive Stock Plan and were outstanding at December 31, 2007. Stock option awards have a ten-year term and vest ratably on the first, second, third and fourth anniversary of the option award date (i.e., 25% per year).
(2)	Amounts reflect the target number of restricted performance shares that were awarded to the Named Executive Officers pursuant to the 2002 Employee Incentive Stock Plan and that were outstanding at December 31, 2007. The actual number of shares that will ultimately be granted to each executive is contingent on the attainment of certain performance objectives based on the growth in Midland’s Shareholders’ Equity during the relevant three-year performance period.

Option Exercises and Stock Vested

The following table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during fiscal 2007, which ended on December 31, 2007.

Option Exercises and Stock Vested

	Option Awards (1)		Stock Awards (2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
John W. Hayden	—	—	13,792	$595,814
John I. Von Lehman	21,560	$694,584	6,136	$265,075
W. Todd Gray	—	—	1,528	$66,010
Joseph P. Hayden III	—	—	13,792	$595,814
Paul F. Gelter	—	—	4,032	$174,182

(1)	Amounts reflect option awards that were exercised during 2007, pursuant to the 2002 Employee Incentive Stock Plan.
(2)	Amounts reflect performance shares that were earned pursuant to a February 18, 2004 award. All shares related to this award were vested on February 16, 2007. The value realized upon vesting is based on the closing market price of Midland (MLAN) stock on February 16, 2007, which was $43.20.

Defined Benefit Pension Plan

The Company’s Salaried Employees Pension Plan (“Pension Plan”) is a qualified defined benefit pension plan, funded by the Company, that provides a specific monthly benefit on retirement. The employee’s future benefit is established by a specific formula based upon age, earnings, and years of service. The Pension Plan provides for a life annuity beginning at Normal Retirement Age, which is defined as age 65, based on the following formula: 1.1% of final average pay, plus 0.65% times final average pay in excess of Social Security Covered Compensation for all years of service up to 35. Final average pay is based upon the highest consecutive five years of base pay and earned annual cash bonus in the past 10 years. Reduced retirement benefits are available at any time after attaining age 55, with the reduction equal to 1/180th for each of the first 60 months an employee retires prior to age 65, and 1/360th for each of the next 60 months an employee retires prior to age 65. Payouts occur at the time and in the manner elected by the employee among various actuarially equivalent annuity options. In 2000, enrollment in this plan was frozen and employees were given the option of staying in the plan or moving to the Company’s Self-Directed Retirement Plan. No Named Executive Officer participates in a defined benefit pension plan.

The Company’s Supplemental Executive Retirement Plan (“SERP”) calculates benefits in the same manner as the Pension Plan but benefits are limited to those that the Pension Plan cannot pay due to IRS limits on the amount of compensation or total benefits from retirement plans. The SERP is unfunded and any benefits are paid out of general assets of the Company.

Nonqualified Deferred Compensation

The following table sets forth, for each of the Named Executive Officers, certain information concerning nonqualified deferred compensation for fiscal 2007.

Nonqualified Deferred Compensation

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)(1)	Aggregate earnings in last FY ($)(2)	Aggregate withdrawals / distributions ($)	Aggregate balance at last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
John W. Hayden	$129,568	$117,649	$101,918	—	$1,804,498
John I. Von Lehman	$58,716	$47,032	$21,546	—	$548,110
W. Todd Gray	$24,048	$21,636	$12,090	—	$284,696
Joseph P. Hayden III	$217,269	$117,649	$124,978	—	$2,521,895
Paul F. Gelter	$44,310	$33,189	$16,217	—	$349,538

(1)	Amounts represent company contributions credited to the account of the Named Executive Officer in 2007 and are included in the amounts reported in the All Other Compensation Table.
(2)	Amounts in this column are not included in the Summary Compensation Table, as such amounts do not represent above-market earnings.

In addition to the Pension Plan, the Company maintains two tax-qualified retirement plans, each of which has an associated non-qualified plan.

The Company’s Self-Directed Retirement Plan (“SDRP”) was instituted April 1, 2000 as a replacement for the Pension Plan. All employees hired on or after January 1, 2000 receive an annual contribution from the Company equal to 5% of their Compensation. Employees become participants in the SDRP as of their first day of employment. All employees who retire or terminate employment after completing 5 years of service are entitled to receive the balance in their account as of that date. The Nonqualified Self-Directed Retirement Plan (“NQSDRP”) was also instituted April 1, 2000 to insure that all company employees participating in the SDRP received the full benefit of the 5% of compensation contributed by the Company. Payouts for amounts contributed on or before December 31, 2004 occur at the same time and in the same manner as the payout of the accounts for the participant in the SDRP. Payouts for amounts contributed on or after January 1, 2005 occur at the time and in the manner elected by the Participant prior to the start of each calendar year. The NQSDRP is funded through a Rabbi Trust maintained with a corporate trustee.

The Company’s Employee Retirement Savings 401(k) Plan (“401(k) Plan”) allows all employees of the Company as of their first day of employment to set aside a portion of their compensation each year for their retirement needs up to the limits set by the Internal Revenue Code. The Company contributes a matching contribution of 50% of the first 6% of the employee’s contribution (i.e., up to 3% of an employee’s salary). Employee contributions are 100% vested immediately while Company contributions are subject to a graded vesting schedule: 20% per year until an employee is fully vested after 5 years of service. Participants are entitled to direct the investment of their accounts among various mutual funds selected by the Company’s Fiduciary Committee as well as a fund consisting of the common stock of the Company. Participants who retire or otherwise terminate employment are entitled to receive the vested portion of their account. The Nonqualified Salaried Employee Savings Plan (“Savings Plan”) allows qualifying management employees of the Company to elect to contribute an unlimited amount of their annual compensation on a tax-deferred basis. Participants elect prior to the start of each calendar year the date on which they wish to receive a payout of their contributions for the upcoming year and the earnings (or losses) attributed to those contributions. The Savings Plan is funded through a Rabbi Trust maintained with a corporate trustee.

Change of Control Arrangements

In order to provide incentives to a number of Midland executive officers to provide services to it in connection with the Company’s consideration and consummation of a strategic transaction, which would include the proposed merger with Munich-American, Midland arranged for certain payments and benefits to be received by such officers. These arrangements, which the Committee recommended to the Board of Directors in January 2000 upon advice received from independent compensation consultant Towers Perrin, included severance, retention or change in control agreements, stay agreements and retention plans. Many of these agreements were entered into with employees of the Company who are not executive officers or directors. In addition, certain of the Company’s executive officers are parties to change in control agreements.

The Employee Retention Agreement entered into between Midland and John I. Von Lehman was terminated May 7, 2007. Mr. Von Lehman’s Agreement was terminated in connection with his impending retirement. Effective October 16, 2007, Mr. Von Lehman entered into a Stay Agreement with the Company. Under this agreement Mr. Von Lehman agreed to continue his employment with the Company in return for a lump sum payment of $562,500, to be paid upon the closing of the merger, or if the closing does not occur prior to July 19, 2008, then on that date.

Presently, agreements for Joseph P. Hayden III and John W. Hayden remain in effect. Under the terms of our Employee Retention Agreements (each a “Retention Agreement”), a “change of control” is deemed to occur if a shareholder who is not presently a shareholder of Midland acquires more than 33 1/3% of Midland’s outstanding common stock, a majority of the directors of Midland are persons who were not directors when the agreements were entered into and were not nominated to serve by the existing directors, or the shareholders of Midland approve any merger, consolidation, or reorganization involving Midland. Under these Retention Agreements, if a change in control should occur with respect to Midland and an executive officer’s employment with the Company and its subsidiaries is terminated for any reason other than death, disability or cause, or for good reason, the executive officer resigns, that executive officer is eligible to receive the following severance payments and benefits (“CIC payments”):

•	A lump sum payment in an amount equal to three times the executive officer’s then current annual salary and targeted annual bonus paid or payable;

•	The continuation of health, medical, dental, long-term disability and life benefits for three years after the termination of employment;

•	Outplacement services or a lump sum payment of $25,000;

•

An amount equal to the value of three additional calendar years of Company contributions to the Company’s Qualified and Nonqualified Self-Directed Retirement and Qualified and Nonqualified Savings Plans;

•	A 280G excise tax gross-up, if applicable; and

•	The immediate vesting of any outstanding stock options and performance shares granted to such executive officer.

The terms of these CIC payments and other benefits Midland’s executive officers will receive upon consummation of the merger with Munich-American, including compensation executive officers shall receive pursuant to term sheets and other agreements to be entered into with Monument Corporation are described in and hereby incorporated by reference from Midland’s proxy statement mailed to shareholders on or about February 25, 2008.

Also, in January 2000, the Committee recommended that an Employee Retention Plan be implemented to provide certain benefits to other officers of Midland and its subsidiaries in the event of a change of control. On October 25, 2007, upon recommendation of the Committee, the Board of Directors terminated this Employee Retention Plan.

If a change of control and termination of employment had occurred as of December 31, 2007, we estimate that the value of the benefits under the Change of Control Agreements would have been as follows:

Estimated Current Value of Change of Control Payments

Name	Cash Severance Payments ($)	Bonus in Year of Separation ($)	Equity-Based Awards ($)		Retirement ($)	Miscellaneous Benefits ($)(1)	Estimated Amount of Excise Tax Gross-up ($)
			Performance Shares ($)	Stock Options ($)
John W. Hayden	$3,302,250	$505,750	$1,254,986	$308,310	—	$497,992	$2,155,641
Joseph P. Hayden III	$3,302,250	$505,750	$1,254,986	$308,310	—	$463,225	$2,167,591

(1)	Amounts reflect payments for (i) continuation of health, medical, dental, long-term disability and life insurance benefits, (ii) contributions to the Qualified and Nonqualified Self-Directed Retirement and Qualified and Nonqualified Savings Plan (as applicable), (iii) fringe benefits, and (iv) outplacement services.

Director Compensation

The following table shows, as to our non-employee Directors, information concerning compensation paid for services to Midland in all capacities during the last fiscal year.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d) (2)	(e)	(f)		(g)		(h)
James E. Bushman	$124,250	—	$20,852	—	—		—		$145,102

James H. Carey	$94,750	—	$20,852	—	—		—		$115,602

Michael J. Conaton	$67,000	—	$20,852	—	—		—		$87,852

Jerry A. Grundhofer	$138,000	—	$20,852	—	—		—		$158,852

Joseph P. Hayden, Jr.	$70,000	—	$20,852	—	—		$50,000	(3)	$140,852

William T. Hayden	$61,000	—	$20,852	—	—		—		$81,852

William J. Keating, Jr.	$80,000	—	$20,852	—	—		—		$100,852

John R. LaBar	$61,000	—	$20,852	—	$45,686	(4)	—		$127,538

Richard M. Norman	$70,000	—	$20,852	—	—		—		$90,852

David B. O’Maley	$65,000	—	$20,852	—	—		—		$85,852

John M. O’Mara	$114,250	—	$20,852	—	—		—		$135,102

René J. Robichaud	$56,000	—	$20,852	—	—		—		$76,852

Francis Marie Thrailkill	$62,500	—	$20,852	—	—		—		$83,352

(1)	The aggregate total number of outstanding option awards held by each director at December 31, 2007 are as follows: James E. Bushman – 25,500; James H. Carey – 19,500; Michael J. Conaton – 15,500; Jerry A. Grundhofer – 25,500; Joseph P. Hayden, Jr. – 15,500; William T. Hayden – 25,500; William J. Keating, Jr. – 12,500; John R. LaBar – 25,500; Richard M. Norman – 10,300; David B. O’Maley –25,500; John M. O’Mara – 19,500; René J. Robichaud – 4,000; and Sister Francis Marie Thrailkill – 15,500. There are no outstanding stock awards for the directors.
(2)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123(R), which equals the grant date fair value of each equity award. Each director was granted 1,300 stock options in February 2007.
(3)	Amount was paid pursuant to an Agreement for Services entered by Mr. Hayden and the Company on December 6, 2006. This Agreement was entered into for the purpose of compensating Mr. Hayden for services he provides to management with respect to consulting and advice regarding strategic and general business matters relating to Midland’s operation as a public insurance company and for promoting the goodwill of Midland by being available to attend insurance-related conferences and functions as a representative of Midland. Midland believes that the services Mr. Hayden provides under this Agreement exceed the scope of services for which he is responsible as a director.
(4)	Amount reflects the actuarial increase in the present value of Mr. LaBar’s benefits currently being paid out as a 50% joint and surviving spouse annuity under the Company’s Salaried Employees Pension Plan.

Directors who are not employees of Midland receive $25,000 per year for serving as a member of our Board of Directors. They also receive $3,000 for each regular or special Board of Directors’ meeting attended. In addition, we pay non-employee directors serving on committees the following:

Audit Committee:

Chairman Retainer	$7,000 annually

Vice Chairman Retainer	$6,500 annually

Attendance Fee	$2,000 per meeting

Compensation Committee:

Chairman Retainer	$6,500 annually

Attendance Fee	$1,500 per meeting

Other Committees:

Chairman Retainer	$4,000 annually

Attendance Fee	$1,500 per meeting

The per meeting committee attendance fees described above are in addition to any Chairman/Vice Chairman retainers. In addition to the payments described above, we also pay members of the Audit Committee $1,000 for each conference call they attend in connection with their review and advice to the Board and Company regarding certain of our earnings releases.

Our non-employee directors may defer receipt of some or all of their annual fees, attendance fees and committee fees under Midland’s Non-Employee Director Deferred Compensation Plan. Under this Plan, non-employee directors may either invest deferred compensation in Midland stock equivalents or may receive a fixed rate of return on compensation they have deferred.

In 2007, our non-employee directors received an option grant entitling each of them to purchase 1,300 shares of Midland common stock. Directors who are employees of Midland do not receive any compensation for serving as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the number of shares beneficially owned by each Director and by all Directors and Executive Officers as a group is set forth in the section entitled “Securities Ownership of Management” under the heading entitled “Securities Ownership” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information set forth in such section is incorporated herein by reference.

Information on the number of shares beneficially owned by any person who is known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock is set forth in the section entitled “Principal Shareholders” under the heading entitled “Securities Ownership” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission. The information set forth in such section is incorporated herein by reference.

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our compensation plans as of December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	1,633,000	(1)	$25.74	750,000
Equity compensation plans not approved by security holders	—		—	—

Total	1,633,000		$25.74	750,000

(1)	In addition to 1,633,000 outstanding options, performance shares have been granted to certain senior-level officers. The ultimate number of shares that may be issued will range between 0 and 151,000 depending on the achievement of certain corporate financial objectives.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of Midland as of March 11, 2008 for the following: (1) each person who is known by us to beneficially own more than 5% of the outstanding shares of Midland’s Common Stock; (2) each of our executive officers; (3) each of our directors; and (4) all of our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
J. P. Hayden, Jr. & Lois T. Hayden 7000 Midland Boulevard Amelia, Ohio 45102	2,115,980	(2)	10.9%

William T. Hayden 7000 Midland Boulevard Amelia, Ohio 45102	1,592,838	(3)	8.2%

John W. Hayden 7000 Midland Boulevard Amelia, Ohio 45102	1,297,707	(5)	6.6%

Joseph P. Hayden III 7000 Midland Boulevard Amelia, Ohio 45102	1,266,918	(6)	6.4%

T. Rowe Price Associates, Inc. 100 E.Pratt Street Baltimore, Maryland 21202	1,209,800	(4)	6.2%

Thomas R. Hayden 7000 Midland Boulevard Amelia, Ohio 45102	1,141,835	(7)	5.9%

John R. LaBar 7000 Midland Boulevard Amelia, Ohio 45102	1,076,889	(8)	5.5%

Gabelli Funds LLC; GAMCO Asset Management, Inc. One Corporate Center Rye, New York 10580	988,600	(9)	5.1%

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Michael J. Conaton	183,493	(10)	*

James E. Bushman	38,300	(10)	*

James H. Carey	22,140	(10)	*

Paul F. Gelter	24,844	(10)	*

W. Todd Gray	22.340	(10)	*

Jerry A. Grundhofer	31,500	(10)	*

William J. Keating, Jr.	14,500	(10)	*

Richard M. Norman	10,500	(10)	*

David B. O’Maley	31,500	(10)	*

John M. O’Mara	54,900	(10)	*

René J. Robichaud	4,000	(10)	*

Francis Marie Thrailkill, OSU, Ed.D.	15,500	(10)	*

John I. Von Lehman	43,965	(10)	*

All directors and executive officers as a group (19 persons)	7,902,031	(10)	39.3%

*	Represents less than 1% of the total.
(1)	Based on 19,470,622 shares outstanding as of March 5, 2008. The number and percentage of shares beneficially owned are determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 5, 2008 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.
(2)	J. P. Hayden, Jr. and Lois T. Hayden are husband and wife. Their beneficial ownership includes 146,408 shares over which J.P. Hayden, Jr. has sole voting and investment power, 144,412 shares owned by Lois T. Hayden and 15,500 shares that may be acquired through exercise of options within 60 days of March 5, 2008. Such ownership also includes 510,958 shares owned by Hayden Investments Limited Partnership and 1,298,702 shares held by J&L Holdings Limited Partnership, for each of which Mr. Hayden’s spouse controls all voting and investment power.
(3)	William T. Hayden’s beneficial ownership includes 12,346 shares owned by Mr. Hayden’s wife, 857,809 shares over which Mr. Hayden has sole voting and investment power, 697,183 shares over which he shares voting and investment power, and 25,500 shares that may be acquired through exercise of options within 60 days of March 5, 2008. Included in the shares over which Mr. Hayden has sole voting and investment power: (a) 207,695 shares held by a limited liability company controlled by Mr. Hayden; and (b) 19,812 shares held in trust for Mr. Hayden’s children over which Mr. Hayden’s wife has sole voting and investment power. With regard to the shares to which Mr. Hayden shares voting and investment power, Mr. Hayden shares such power over: (x) 83,716 shares held in trust as co-trustee with John W. Hayden; (y) 229,734 shares held in trust as co-trustee with John W. Hayden and Thomas R. Hayden; and (z) 175,695 shares held in trust as co-trustee with Joseph P. Hayden III and Thomas R. Hayden.
(4)	As indicated in the Schedule 13G filed by T. Rowe Price Associates, Inc. (“Price Associates”) on February 13, 2008. These securities are owned by various individual and institutional investors, which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.
(5)	John W. Hayden’s beneficial ownership includes 572,594 shares over which Mr. Hayden has sole voting and investment power, 566,963 shares over which he shares voting and investment power, 10,746 shares held by Mr. Hayden’s spouse and 147,404 shares that may be acquired though exercise of options within 60 days of March 5, 2008. Included in the shares over which Mr. Hayden has sole voting and investment power, he has sole voting and investment power over: (a) 207,845 shares held by a limited liability company controlled by Mr. Hayden and (b) 21,600 shares held in trust for Mr. Hayden’s children over which Mr. Hayden’s wife has sole voting and investment power. With regard to the shares over which Mr. Hayden shares voting and investment power, Mr. Hayden shares voting and investment power over: (w) 83,716 shares held in trust as co-trustee with William T. Hayden; (x) 83,716 shares held in trust as co-trustee with Joseph P. Hayden III; (y) 229,734 shares held in trust as co-trustee with William T. Hayden and Thomas R. Hayden; and (z) 169,727 shares held in trust as co-trustee with Joseph P. Hayden III and Thomas R. Hayden.
(6)	Joseph P. Hayden III’s beneficial ownership includes 669,500 shares over which Mr. Hayden has sole voting and investment power, 424,808 shares over which he shares voting and investment power, 25,206 shares owned by Mr. Hayden’s wife, and 147,404 shares that may be acquired through the exercise of options within 60 days of March 5, 2008. Included in the shares over which Mr. Hayden has sole voting and investment power are the following: (a) 207,945 shares held by a limited liability company controlled by Mr. Hayden and (b) 22,902 shares held in trust for Mr. Hayden’s children over which Mr. Hayden’s wife has sole voting and investment power. Of the shares over which Mr. Hayden shares voting and investment power, Mr. Hayden shares voting and investment power over: (x) 83,716 shares held in trust as co-trustee with John W. Hayden; (y) 169,797 shares held in trust as co-trustee with John W. Hayden and Thomas R. Hayden; and (z) 171,295 shares held in trust as co-trustee with William T. Hayden and Thomas R. Hayden.

(7)	Thomas R. Hayden’s beneficial ownership includes 487,293 shares over which Mr. Hayden has sole voting and investment power, and 654,542 shares over which he shares voting and investment power. Included in the shares over which Mr. Hayden has sole voting and investment power are the following: (a) 207,945 shares held by a limited liability company controlled by Mr. Hayden; and (b) 28,338 shares held in trust for Mr. Hayden’s children over which Mr. Hayden’s wife has sole voting and investment power. With regard to the shares to which Mr. Hayden shares voting and investment power, Mr. Hayden shares such power over: (x) 229,734 shares held in trust as co-trustee with John W. Hayden and William T. Hayden; (y) 253,513 shares held in trust as co-trustee with John W. Hayden and Joseph P. Hayden III; and (z) 171,295 shares held in trust as co-trustee with Joseph P. Hayden III and William T. Hayden.

(8)	John R. LaBar’s beneficial ownership includes 911,593 shares over which Mr. LaBar has sole voting and investment power, 139,796 shares owned by his wife and 25,500 shares that may be acquired through the exercise of options within 60 days of March 11, 2008.

(9)	As indicated in the Schedule 13D filed jointly by Gabelli Funds, LLC and GAMCO Asset Management, Inc. on December 7, 2007. These securities are owned by various individual and institutional investors, for which reporting entities engage in various aspects of the securities business, primarily as investment adviser. Certain of these entities may also make investments for their own accounts. Each of these entities holds the securities reported by it for investment in one or more accounts over which it has shared, sole or both investment and/or voting power. For purposes of the reporting requirements of the Securities and Exchange Act of 1934, Gabelli Funds, LLC is deemed to be a beneficial owner of 726,500 share of Common Stock and GAMCO Asset Management, Inc. is deemed to be a beneficial owner of 262,100 shares of Common Stock.

(10)	Amount includes the number of shares subject to options that are exercisable within 60 days of March 5, 2008 by the following persons: James E. Bushman – 25,500; James H. Carey – 19,500; Michael J. Conaton – 15,500; Jerry A. Grundhofer – 25,500; William J. Keating, Jr. – 12,500; Richard M. Norman – 10,300; David B. O’Maley – 25,500; John M. O’Mara – 19,500; René J. Robichaud – 4,000; Sister Francis Marie Thrailkill – 15,500; John I. Von Lehman – 20,701; Paul F. Gelter – 18,438; W. Todd Gray – 14,915; and all directors and executive officers as a group – 627,182.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Relatives of Directors and Executive Officers Employed by Midland

We encourage employees at all levels to refer people they know, including relatives, for employment at the Company. We describe our employment relationships during 2007 with immediate family members of directors and executive officers below. An “immediate family member” includes a spouse, parent, child, sibling, mother or father-in-law, son or daughter-in-law, and brother or sister-in-law. Our description includes only those employees with annual compensation exceeding $120,000 and the nature of the relationship between such employee and a Midland director or executive officer. The amounts indicated include 2007 salary and bonus earned and stock options awarded. Mike Jackson is the brother-in-law of Joseph P. Hayden III and was paid $141,692 in connection with his employment by the Company.

Transactions with Directors

At the time of their retirements, J. P. Hayden, Jr. and Michael J. Conaton were participants in Midland’s Non-Qualified Self-Directed Retirement Plan. At the time of his retirement, John R. LaBar was a participant in Midland’s Non-Qualified Pension Plan with pension benefits scheduled to be paid out in the form of a lifetime annuity. In 2007, Mr. LaBar, a director of Midland and, until December 31, 1998, Vice President and Secretary of Midland, received $96,217 in benefit payments under Midland’s pension plans.

We have engaged the law firm of Keating Muething & Klekamp PLL (“KMK”) to handle certain legal matters. William J. Keating, Jr., a director of Midland, is a partner of the firm. Payments by us to KMK did not exceed five percent of the law firm’s gross revenue in the last fiscal year. We have also engaged the law firm of Katz, Teller, Brandt & Hild LPA (“Katz”) to handle certain legal matters. William T. Hayden, a director of Midland, is a partner of the firm. We paid Katz legal fees in the amount of $994,023 in 2007. Such legal fees are approximately 5% of the firm’s gross revenues.

As disclosed in the “Management’s Discussion and Analysis of Financial Condition and Operations” in the Company’s Annual Report to Shareholders, certain executive officers, directors and shareholders participate in Midland’s Commercial Paper Program pursuant to which such persons purchased commercial paper of the Company at the then current rate offered by us to all purchasers, which was the Dealer Commercial Paper Rate as reported in the Midwest edition of the Wall Street Journal. Directors with balances in the Program in excess of $120,000 follow, along with their maximum investment in 2007: J.P. Hayden, Jr. ($1,959,000), Joseph P. Hayden III ($352,000) and John W. Hayden ($321,000).

Transactions with Executive Officers

On October 16, 2007, concurrently with the execution of the Merger Agreement with Munich Re, each of John I. Von Lehman and Paul T. Brizzolara executed Stay Agreements with the Company. Under the terms of the Stay Agreements, Mr. Von Lehman will receive $562,500 and Mr. Brizzolara will receive $421,500. These amounts will be paid upon the closing of the merger with Munich-American. The Stay Agreements contemplate services that Mr. Von Lehman and Mr. Brizzolara shall provide the Company in connection with the merger on the terms and conditions specified therein. A Form 8-K was filed on October 18, 2007, disclosing the agreements.

Review and Approval of Transactions with Related Persons

The Company’s Audit Committee follows certain policies and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or shareholders owning five percent or greater of the Company’s outstanding stock). The policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

Nasdaq rules require the Company to conduct an appropriate review of related party transactions required to be disclosed by the Company pursuant to SEC Regulation S-K Item 404 for potential conflict of interest situations on an ongoing basis and that all such transactions must be approved by the Audit Committee or another committee comprised of independent directors. As a result, the Audit Committee annually reviews all such related party transactions and approves each related party transaction if it determines that it is in the best interests of the Company. Additionally, the Audit Committee’s Charter provides it the authority to review, approve and monitor transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or shareholders owning five percent or greater of the Company’s outstanding stock). This also covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). In considering the transaction, the Audit Committee may consider all relevant factors, including, as applicable, (i) the Company’s business rationale for entering into the transaction; (ii) the alternatives to entering into a related person transaction; (iii) whether the transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (vi) the overall fairness of the transaction to the Company. While the Company adheres to this policy for potential related person transactions, the policy, except as described above, is not in written form and approval of such related person transactions are evidenced by internal Company resolutions where applicable and/or our practice of approving transactions in this manner.

Director Independence

In accordance with Nasdaq rules, our Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with the elements of independence set forth in the Nasdaq listing standards and Exchange Act rules. Based on these standards, the Board determined that each of the following non-employee directors is independent: James E. Bushman, James H. Carey, Jerry A. Grundhofer, William J. Keating, Jr., Richard M. Norman, David B. O’Maley, John M. O’Mara, René J. Robichaud and Francis Marie Thrailkill, OSU Ed.D.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Registered Public Accounting Firm

The Company incurs costs for professional services rendered by its registered public accounting firm as follows:

•

Audit Fees – These are fees for professional services rendered by the Company’s registered public accounting firm for its audit of the Company’s consolidated annual financial statements; statutory audits of the Company’s foreign operations; and reviews of the unaudited quarterly consolidated financial statements contained in the Quarterly Reports on Form 10-Q filed by the Company during those years.

•

Audit-Related Fees – These are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Audit-related services primarily include audits of the Company’s employee benefit plans.

•

Tax Fees – These are fees for services related to tax compliance, tax advice and tax planning, including compliance, planning and advice with respect to both domestic and foreign subsidiaries of the Company.

•	All Other Fees – These are fees for permissible services other than those in the three categories previously described.

The table below sets forth fees paid by the Company for professional services billed by the registered public accounting firm for each of the last two fiscal years. These fees are described in more detail following the table.

	Fiscal Years Ended
	2006	2007
Audit Fees(1)	$818,000	$924,000
Audit-Related Fees(2)	$90,000	$103,000

Total	$908,000	$1,027,000

(1)	Audit fees include professional services provided for the December 31, 2007 audits of the Company’s annual financial statements and internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, reviews of the Company’s quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory audits, consents and other SEC related matters.
(2)	Audit-Related Fees include audits of the Company’s employee benefit plans and an audit in accordance with SAS 70.

There were no fees for services other than audit fees and audit-related fees from Deloitte & Touche LLP in 2007 and 2006. In considering the nature of the services provided by Deloitte & Touche LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte & Touche LLP and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Policy on Audit Committee Pre-Approval of Audit and Permissible

Non-Audit Services of Independent Registered Public Accounting Firm

The services performed by Deloitte & Touche LLP were pre-approved in accordance with the Audit Committee Charter. Any requests for audit, audit-related, tax and other services not contemplated on the description of the services expected to be performed by Deloitte & Touche LLP in each of the disclosure categories in the following fiscal year must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

(a) Financial Statement Schedules.

Included in Part IV of this report:

(b) Exhibits.

2.1	Agreement and Plan of Merger among Munich-American Holding Corporation, Monument Corporation and The Midland Company dated as of October 16, 2007.- Filed as Exhibit 2.1 to the Form 8-K dated October 16, 2007 and incorporated herein by reference.

2.1	Agreement and Plan of Merger among Munich-American Holding Corporation, Monument Corporation and The Midland Company dated as of October 16, 2007.- Filed as Exhibit 2.1 to the Form 8-K dated October 16, 2007 and incorporated herein by reference.

3.1	Articles of Incorporation - Filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.2	Code of Regulations (Amended and Restated) - Filed as Exhibit 3(ii) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.1	The Midland Company 2002 Employee Incentive Stock Plan (Amended and Restated)* – Incorporated by Reference to Registrant’s Proxy Statement dated March 12, 2002; amended to include amendments set forth in Registrant’s Proxy Statement dated March 10, 2004, which is incorporated herein by reference.

10.2	The Midland Company 2002 Restricted Stock and Stock Option Plan for Non-Employee Directors* – Incorporated by Reference to the Registrant’s Proxy Statement dated March 12, 2002.

10.3	The Midland Company 1992 Employee Incentive Stock Plan (Amended and Restated)* - Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.4	Annual Incentive Plan* - Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.5	Executive Annual Incentive Plan* - Set forth in Registrant’s Proxy Statement dated March 10, 2004, which is incorporated herein by reference.

10.6	Employee Stock Service Award Plan* – Set forth in Registrant’s Proxy Statement dated March 20, 2006, which is incorporated herein by reference.

10.7	Employee Retention Agreements with Joseph P. Hayden III and John W. Hayden - Filed as Exhibits 10.5(a)* and 10.5(b)* to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.8	The Midland Guardian Co. Salaried Employees 401(k) Savings Plan, The Midland Company 2000 Associate Discount Stock Purchase Plan and The Midland Company Stock Option Plan for Non-Employee Directors* - Incorporated by Reference to Registrant’s Registration Statement No. 333-40560 on Form S-8.

10.9	The Midland Company Dividend Reinvestment Plan - Incorporated by Reference to Registrant’s Registration Statement No. 033-64821 on Form S-3.

10.10	The Midland Company Non-Employee Director Deferred Compensation Plan*, The Midland Company Supplemental Retirement Plan*, Midland-Guardian Co. Salaried Employees’ Non-Qualified Savings Plan*, Midland-Guardian Co. Non-Qualified Self-Directed Retirement Plan*, The Midland Company Stock Option Plan for Non-Employee Directors as Amended January 2000* filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.11	Vessel Construction Contract between M/G Transport Services, Inc. and Trinity Marine Products Inc. dated September 6, 2005, as amended (Filed as Exhibit 10.1 to the Form 8-K dated September 6, 2005 and incorporated herein by reference), as amended (Filed as Exhibit 10.1 to the Form 8-K dated October 26, 2005 and incorporated herein by reference), as amended (Filed as Exhibit 10.1 to the Form 8-K dated April 10, 2006 and incorporated herein by reference).

10.12	Design-Build Agreement dated March 6, 2006 between The Midland Company and Miller-Valentine Construction, LLC (Filed as Exhibit 10.1 to the Form 8-K dated March 6, 2006 and incorporated herein by reference).

10.13	Director Indemnification Agreements with current directors* – Filed as Exhibit 10.1 to the Form 8-K dated October 26, 2006 and incorporated herein by reference.

10.14	Agreement for Services between The Midland Company and J.P. Hayden, Jr.* – Filed as Exhibit 10.1 to the Form 8-K dated December 6, 2006 and incorporated herein by reference.

10.15	Letter Agreement between The Midland Company and John I. Von Lehman dated as of October16, 2007.- Filed as Exhibit 10.1 to the Form 8-K dated October 16, 2007 and incorporated herein by reference.

10.16	Letter Agreement between The Midland Company and Paul T. Brizzolara dated as of October16, 2007.- Filed as Exhibit 10.2 to the Form 8-K dated October 16, 2007 and incorporated herein by reference.

14	Code of Ethics - Filed as Exhibit 14 to the Form 8-K dated April 29, 2004 and incorporated herein by reference.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*	Management Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MIDLAND COMPANY

(Registrant)

Signature	Title	Date

/s/ John W. Hayden	President and Chief Executive Officer	March 11, 2008
(John W. Hayden)

/s/ W. Todd Gray	Executive Vice President and Chief	March 11, 2008
(W. Todd Gray)	Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE MIDLAND COMPANY

Signature	Title	Date

/s/ James E. Bushman	Director	March 11, 2008
(James E. Bushman)

/s/ James H. Carey	Director	March 11, 2008
(James H. Carey)

/s/ Michael J. Conaton	Director	March 11, 2008
(Michael J. Conaton)

/s/ Jerry A. Grundhofer	Director	March 11, 2008
(Jerry A. Grundhofer)

/s/ J. P. Hayden, Jr.	Chairman of the Executive Committee of the Board and	March 11, 2008
(J. P. Hayden, Jr.)	Director

/s/ J. P. Hayden III	Chairman of the Board, Chief Operating Officer and	March 11, 2008
(J. P. Hayden III)	Director

/s/ John W. Hayden	President, Chief Executive Officer and Director	March 11, 2008
(John W. Hayden)

/s/ William T. Hayden	Director	March 11, 2008
(William T. Hayden)

/s/ William J. Keating, Jr.	Director	March 11, 2008
(William J. Keating, Jr.)

/s/ John R. LaBar	Director	March 11, 2008
(John R. LaBar)

/s/ Richard M. Norman	Director	March 11, 2008
(Richard M. Norman)

/s/ David B. O’Maley	Director	March 11, 2008
(David B. O’Maley)

/s/ John M. O’Mara	Director	March 11, 2008
(John M. O’Mara)

/s/ Rene J. Robichaud	Director	March 11, 2008
(Rene J. Robichaud)

/s/ Francis Marie Thrailkill, OSU Ed.D.	Director	March 11, 2008
(Francis Marie Thrailkill, OSU Ed.D.)

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule I—Summary of Investments

Other than Investments in Related Parties

December 31, 2007

(Amounts in 000’s)

Column A	Column B	Column C	Column D
Type of Investment	Cost	Fair Value	Amount at Which Shown
Fixed maturity securities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$23,485	$24,484	$24,484
States, municipalities and political subdivisions	433,117	438,000	438,000
Mortgage-backed securities	132,215	133,740	133,740
Public utilities	3,109	3,239	3,239
All other corporate bonds	164,026	163,372	163,372

Total	755,952	762,835	762,835

Equity securities, available-for-sale:
Common stocks:
Public utilities	—	—	—
Banks, trusts and insurance companies	9,048	83,095	83,095
Industrial, miscellaneous and all other	130,709	151,716	151,716
Embedded derivatives	2,105	2,105	2,105
Nonredeemable preferred stocks	10,736	7,235	7,235

Total	152,598	244,152	244,152

Accrued interest and dividends	11,569	XXXXXXX	11,569

Other notes receivable	913	XXXXXXX	913

Short-term investments	78,298	XXXXXXX	78,298

Total Investments	$999,330	XXXXXXX	$1,097,766

THE MIDLAND COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheet Information

December 31, 2007 and 2006

(Amounts in 000’s)

	2007	2006
ASSETS
Cash	$120	$123

Marketable Securities Available for Sale (at market value):
Fixed Income (cost, $47,265 in 2007 and $23,463 in 2006)	46,518	23,609
Equity (cost, $14,493 in 2007 and $14,620 in 2006)	17,860	22,419

Total	64,378	46,028

Accounts Receivable—Net	2,020	3,166

Intercompany Receivables	—	—
Property, Plant and Equipment (at cost):	65,031	51,411
Less Accumulated Depreciation	11,738	10,628

Net	53,293	40,783

Other Assets	11,134	11,190

Investments in Subsidiaries (at equity)	634,574	555,447

Total Assets	$765,519	$656,737

THE MIDLAND COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheet Information

December 31, 2007 and 2006

(Amounts in 000’s)

	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes Payable Within One Year:
Banks (including current portion of long-term debt)	$—	$10,000
Commercial Paper	8,270	7,937

Total	8,270	17,937

Other Payables and Accruals	1,105	4,421

Intercompany Payables	68,372	21,775

Long—Term Debt	13,858	13,858

Junior Subordinated Debentures	24,000	24,000

Shareholders’ Equity:
Common Stock—No Par (issued and outstanding: 19,429 shares at December 31, 2007 and 19,224 shares at December 31, 2006 after deducting treasury stock of 3,577 shares and 3,782	959	959
Additional Paid—in Capital	75,228	65,669
Retained Earnings	555,155	477,145
Accumulated Other Comprehensive Income	59,455	72,346
Treasury Stock (at cost)	(40,883)	(41,373)

Total Shareholders’ Equity	649,914	574,746

Total Liabilities and Shareholders’ Equity	$765,519	$656,737

THE MIDLAND COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Income Information

For the Years Ended December 31, 2007, 2006 and 2005

(Amounts in 000’s)

	2007	2006	2005
Revenues:
Net Investment Income	$3,562	$2,899	$2,544
Net Realized Investment Gains	1,556	404	10
Dividends from Subsidiaries	3,000	1,300	750
All Other Income, Primarily Charges to Subsidiaries	5,993	5,536	5,445

Total Revenues	14,111	10,139	8,749

Expenses:
Interest Expense	4,632	4,980	4,303
Depreciation and Amortization	1,129	848	839
All Other Expenses	14,842	6,053	6,206

Total Expenses	20,603	11,881	11,348

Loss Before Federal Income Tax Benefit	(6,492)	(1,742)	(2,599)
Federal Income Tax Benefit	(3,234)	(1,471)	(1,608)

Loss Before Change in Undistributed Income of Subsidiaries	(3,258)	(271)	(991)
Change in Undistributed Income of Subsidiaries	89,418	70,966	66,317

Net Income	$86,160	$70,695	$65,326

THE MIDLAND COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows Information

For the Years Ended December 31, 2007, 2006 and 2005

(Amounts in 000’s)

	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$86,160	$70,695	$65,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in undistributed income of subsidiaries	(89,418)	(70,966)	(66,317)
Decrease in receivables	2,476	4,236	5,839
Increase (decrease) in other payables and accruals	(7,238)	(7,680)	1,023
Stock-based compensation expense	7,121	5,616	3,943
Depreciation and amortization	1,129	848	839
Decrease (increase) in other assets	56	89	(1)
Other—net	41	(54)	41

Net Cash Provided by Operating Activities	327	2,784	10,693

Cash Flows from Investing Activities:
Purchase of marketable securities	(12,113)	(11,302)	(13,890)
Sale of marketable securities	10,677	9,843	12,707
Acquisition of property, plant and equipment	(13,648)	(16,656)	(1,178)
Increase in cash equivalent marketable securities	(22,270)	(19)	(965)
Sale of property, plant and equipment—net	—	—	49

Net Cash Used in Investing Activities	(37,354)	(18,134)	(3,277)

Cash Flows from Financing Activities:
Decrease in short—term borrowings	(9,667)	(2,068)	(13,172)
Net change in intercompany accounts	46,600	14,859	8,081
Issuance of treasury stock	8,081	8,080	4,523
Dividends paid	(6,982)	(4,576)	(4,154)
Purchase of treasury stock	(2,338)	(2,082)	(1,839)
Excess tax benefit from exercise of stock options	1,330	1,166	—
Decrease in long-term debt	—	—	(930)

Net Cash Provided by (Used in) Financing Activities	37,024	15,379	(7,491)

Net Increase (Decrease) in Cash	(3)	29	(75)
Cash at Beginning of Year	123	94	169

Cash at End of Year	$120	$123	$94

THE MIDLAND COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Notes to Condensed Financial Information

For the Years Ended December 31, 2007 and 2006

(Amounts in 000’s)

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of this Form 10-K.

Total debt of the Registrant (parent only) consists of the following:

	DECEMBER 31,
	2007	2006
Short—Term Bank Borrowings	$—	$10,000
Commercial Paper	8,270	7,937
Mortgage Notes:
5.73%*—Due December 20, 2009	13,858	13,858
Junior Subordinated Debt:
8.37%**—Due April 29, 2034	12,000	12,000
8.53%**—Due May 26, 2034	12,000	12,000

Total Debt	$46,128	$55,795

*	Rate in effect at December 31, 2007. Rate is the LIBOR rate plus 0.75% and is adjusted monthly.
**	Rate in effect at December 31, 2007. Rate is the LIBOR rate plus 3.50% and is adjusted every three months.

See Notes 6 and 7 on pages 54 and 55 for further information on the Company’s outstanding debt at December 31, 2007.

The mortgage note of $13,858 is due in 2009 and the total junior subordinated debt of $24,000 is due in 2034.

THE MIDLAND COMPANY AND SUBSIDARIES

Schedule III—Supplementary Insurance Information

For the Years Ended December 31, 2007, 2006 and 2005

(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (1)	Premiums Written
2007
Residential Property	$62,597	$43,293	$265,754		$388,716	$22,441	$184,405	$101,971	$75,897	$406,747
Recreational Casualty	10,347	26,191	45,590		93,807	5,657	51,693	22,869	24,614	95,208
Financial Institutions	27,820	12,015	83,733		188,861	7,929	57,817	98,324	14,335	212,312
All Other Insurance	10,807	76,905	95,290		88,438	9,288	34,981	25,718	36,163	74,261	(2)
Unallocated Amounts		71,826				3,562
Inter-segment Elimination						(1,452)

Total	$111,571	$230,230	$490,367	$—	$759,822	$47,425	$328,896	$248,882	$151,009	$788,528

2006
Residential Property	$60,164	$43,736	$247,783		$392,762	$21,376	$197,124	$110,171	$70,413	$402,056
Recreational Casualty	10,090	23,160	44,271		95,520	5,614	42,783	25,121	24,795	92,725
Financial Institutions	14,394	11,004	57,421		103,831	5,106	38,110	48,546	9,774	112,658
All Other Insurance	14,629	71,896	95,849		83,751	8,310	29,486	25,881	22,254	76,351	(2)
Unallocated Amounts		71,843				3,241
Inter-segment Elimination						(1,424)

Total	$99,277	$221,639	$445,324	$—	$675,864	$42,223	$307,503	$209,719	$127,236	$683,790

2005
Residential Property	$60,299	$57,845	$235,100		$378,402	$20,682	$184,491	$108,341	$66,148	$381,304
Recreational Casualty	10,967	34,742	47,674		103,234	6,000	48,417	26,965	23,532	98,209
Financial Institutions	8,967	10,289	31,671		78,424	4,194	26,335	39,519	7,293	70,817
All Other Insurance	8,141	58,516	80,562		71,804	7,627	27,419	23,760	15,356	71,597	(2)
Unallocated Amounts		93,268				2,760
Inter-segment Elimination						(744)

Total	$88,374	$254,660	$395,007	$—	$631,864	$40,519	$286,662	$198,585	$112,329	$621,927

Notes to Schedule III:

(1)	Net investment income is allocated to insurance segments based primarily on written premium volume. Other operating expenses include expenses directly related to the segments and expenses allocated to the segments based on historical usage factors.

(2)	Includes other property and casualty insurance and accident and health insurance from the Life insurance subsidiaries ($6,329, $5,683 and $2,659 for 2007, 2006 and 2005, respectively).

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule IV—Reinsurance

For the Years Ended December 31, 2007, 2006 and 2005

(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2007
Life Insurance in Force	$3,330,312	$2,228,136	$142,600	$1,244,776	11.5%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$56,115	$37,863	$2,490	$20,742	12.0%
Property & Liability Insurance	814,488	124,248	48,840	739,080	6.6%

Total Premiums	$870,603	$162,111	$51,330	$759,822	6.8%

2006
Life Insurance in Force	$3,342,643	$2,218,953	$59,992	$1,183,682	5.1%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$52,017	$36,960	$1,428	$16,485	8.7%
Property & Liability Insurance	687,635	90,408	62,152	659,379	9.4%

Total Premiums	$739,652	$127,368	$63,580	$675,864	9.4%

2005
Life Insurance in Force	$2,234,858	$1,768,538	$69,619	$535,939	13.0%

Insurance Premiums and Other Considerations:
Life and Accident and Health Insurance	$40,849	$31,861	$1,646	$10,634	15.5%
Property & Liability Insurance	649,407	80,917	52,740	621,230	8.5%

Total Premiums	$690,256	$112,778	$54,386	$631,864	8.6%

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

(Amounts in 000’s)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS (ADDITIONS)		BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2007:
Allowance For Losses	$782	$22	$22	(1)	$782
YEAR ENDED DECEMBER 31, 2006:
Allowance For Losses	$776	$14	$8	(1)	$782
YEAR ENDED DECEMBER 31, 2005:
Allowance For Losses	$826	$1	$51	(1)	$776

NOTES:

(1)	Accounts written off are net of recoveries.

THE MIDLAND COMPANY AND SUBSIDIARIES

Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations

For the Years Ended December 31, 2007, 2006 and 2005

(Amounts in 000’s)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted in Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
							Current Year	Prior Years
Consolidated Property-Casualty Subsidiaries
2007	$97,606	$210,630	$—	$440,086	$739,085	$40,441	$329,176	$(8,442)	$245,313	$310,564	$782,199

2006	$85,290	$202,302	$—	$394,423	$659,379	$36,239	$310,065	$(10,010)	$205,591	$309,135	$678,107

2005	$81,139	$239,811	$—	$362,546	$621,235	$35,039	$317,978	$(36,375)	$195,461	$299,839	$619,267

Note: Certain amounts above will not agree with Schedule III because other insurance amounts in Schedule III include life and accident and health insurance.